Form 10-Q
period 2019-09-30
Broadmark Realty Capital Inc.
filed 2019-12-02
CIK 1784797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 001-39134

BROADMARK REALTY CAPITAL INC.
(Exact name of registrant as specified in its charter)

Maryland	84-2620891
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1420 Fifth Avenue, Suite 2000, Seattle, WA	98101
(Address of principal executive offices)	(Zip Code)

(808) 529-0909
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Ticker symbol(s)	Name of each exchange on which registered
Common Shares, par value $.001 per share Public Warrants, each exercisable for one fourth (1/4th) share of Common Stock at an exercise price of $2.875 per one fourth (1/4th) share	BRMK BRMK WS	New York Stock Exchange NYSE American LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒          Yes *          ☐No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
☒          Yes          ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐          Yes          ☒No

As of November 27, 2019, Broadmark Realty Capital Inc. had 132,014,635 shares of common stock, par value $0.001 per share (the “Common Stock”), 41,674,613 public warrants, each exercisable for one fourth (1/4th) share of Common Stock at an exercise price of $2.875 per one fourth (1/4th) share of Common Stock (the “Public Warrants”), and 5,186,676 private placement warrants, each exercisable for one share of Common Stock at an exercise price of $11.50 per share of Common Stock (the “Private Placement Warrants” and, together with the Common Stock and the Public Warrants, the “Securities”), issued and outstanding.

* As successor issuer to Trinity Merger Corp. (Commission File No. 001-38488), by operation of Rule 12g-3(a) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

BROADMARK REALTY CAPITAL INC.

Form 10-Q

For the Fiscal Quarter Ended September 30, 2019

TABLE OF CONTENTS
Page
INTRODUCTORY NOTE	iv
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS	v
Part I. FINANCIAL INFORMATION	1
Item 1. Financial Statements	1

PBRELF I, LLC and Subsidiaries	1
Unaudited Interim Consolidated Financial Statements	1
Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018	1
Consolidated Statements of Income for the nine months ended September 30, 2019 and 2018 and the three months ended September 30, 2019 and 2018	2
Consolidated Statements of Changes in Members’ Equity for the nine months ended September 30, 2019 and 2018 and the three months ended September 30, 2019 and 2018	3
Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018	5
Notes to Consolidated Financial Statements	6

BRELF II, LLC and Subsidiaries	18
Unaudited Interim Consolidated Financial Statements	18
Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018	18
Consolidated Statements of Income for the nine months ended September 30, 2019 and 2018 and the three months ended September 30, 2019 and 2018	19
Consolidated Statements of Changes in Members’ Equity for the nine months ended September 30, 2019 and 2018 and the three months ended September 30, 2019 and 2018	20
Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018	22
Notes to Consolidated Financial Statements	23

BRELF III, LLC	34
Unaudited Interim Financial Statements	34
Balance Sheets as of September 30, 2019 and December 31, 2018	34
Statements of Income for the nine months ended September 30, 2019 and January 24, 2018 (date of inception) through December 31, 2018 and the three months ended September 30, 2019 and 2018	35
Statements of Changes in Members’ Equity for the nine months ended September 30, 2019 and January 24, 2018 (date of inception) through December 31, 2018 and the three months ended September 30, 2019 and 2018	36
Statements of Cash Flows for the nine months ended September 30, 2019 and January 24, 2018 (date of inception) through December 31, 2018	38
Notes to Financial Statements	39

BRELF IV, LLC and Subsidiaries	47
Unaudited Interim Financial Statements	47
Balance Sheet as of September 30, 2019	47
Statements of Income for the period February 28, 2019 (date of inception) through September 30, 2019 and the three months ended September 30, 2019	48
Statements of Changes in Members’ Equity for the period February 28, 2019 (date of inception) through September 30, 2019 and the three months ended September 30, 2019	49
Statements of Cash Flows for the period February 28, 2019 (date of inception) through September 30, 2019	50
Notes to Financial Statements	51

i

Pyatt Broadmark Management, LLC	58
Unaudited Interim Financial Statements	58
Statements of Assets, Liabilities and Members’ Equity as of September 30, 2019 and December 31, 2018	58
Statements of Income for the nine months ended September 30, 2019 and 2018 and the three months ended September 30, 2019 and 2018	59
Statements of Changes in Members’ Equity for the nine months ended September 30, 2018 and 2018 and the three months ended September 30, 2019 and 2018	60
Statements of Cash Flows for the nine months ended September 30, 2019 and 2018	62
Notes to Financial Statements	63

Broadmark Real Estate Management II, LLC	66
Unaudited Interim Financial Statements	66
Statements of Assets, Liabilities and Members’ Equity as of September 30, 2019 and December 31, 2018	66
Statements of Income for the nine months ended September 30, 2019 and 2018 and the three months ended September 30, 2019 and 2018	67
Statements of Change in Members’ Equity for the nine months ended September 30, 2019 and 2018 and the three months ended September 30, 2019 and 2018	68
Statements of Cash Flows for the nine months ended September 30, 2019 and 2018	70
Notes to Financial Statements	71

Broadmark Real Estate Management III, LLC	74
Unaudited Interim Financial Statements	74
Statements of Assets, Liabilities and Members’ Equity As of September 30, 2019 and December 31, 2018	74
Statements of Operations For the nine months ended September 30, 2019 and 2018 and the three months ended September 30, 2019 and 2018	75
Statements of Changes in Members’ Equity For the nine months ended September 30, 2019 and 2018 and the three months ended September 30, 2019 and 2018	76
Statements of Cash Flows For the nine months ended September 30, 2019 and 2018	78
Notes to Financial Statements	79

Broadmark Real Estate Management IV, LLC	82
Unaudited Financial Statements	82
Statement of Assets, Liabilities and Members’ Deficit As of September 30, 2019	82
Statements of Operations for the period January 1, 2019 (date of inception) through September 30, 2019 and the three months ended September 30, 2019	83
Statement of Changes in Members’ Deficit for the period January 1, 2019 (date of inception) through September 30, 2019 and the three months ended September 30, 2019	84
Statements of Cash Flows for the period January 1, 2019 (date of inception) through September 30, 2019	85
Notes to Financial Statements	86

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	88
Predecessor Company Group Overview	88
PBRELF I	90
Results from Operations	90
Three Months Ended September 30, 2019 as compared to the Three Months Ended September 30, 2018	90
Nine Months Ended September 30, 2019 as compared to the Nine Months Ended September 30, 2018	92
Liquidity and Capital Resources	93

MgCo I	95
Results of Operations	95
Three months Ended September 30, 2019 as compared to the Three months Ended September 30, 2018	95
Nine months Ended September 30, 2019 as compared to the Nine months Ended September 30, 2018	96
Liquidity and Capital Resources	97
Sources and Uses of Cash	97

INTRODUCTORY NOTE

On November 14, 2019, subsequent to the end of the fiscal quarter ended September 30, 2019, the fiscal quarter to which this Quarterly Report on Form 10-Q (this “Report”) relates, Broadmark Realty Capital Inc., a Maryland corporation (formerly named Trinity Sub Inc.) (“Broadmark Realty”), consummated a business combination (the “Business Combination”) pursuant to an Agreement and Plan of Merger, dated August 9, 2019 (the “Merger Agreement”), by and among the Company, Trinity Merger Corp., a Delaware corporation (“Trinity”), Broadmark Realty, Trinity Merger Sub I, Inc. (“Merger Sub I”), Trinity Merger Sub II, LLC (“Merger Sub II” and, together with Broadmark Realty, Trinity, and Merger Sub I, the “Trinity Parties”), PBRELF I, LLC (“PBRELF”), BRELF II, LLC (“BRELF II”), BRELF III, LLC (“BRELF III”), BRELF IV, LLC (“BRELF IV” and, together with PBRELF, BRELF II and BRELF III, the “Predecessor Companies” and each a “Predecessor Company”), Pyatt Broadmark Management, LLC (“MgCo I”), Broadmark Real Estate Management II, LLC (“MgCo II”), Broadmark Real Estate Management III, LLC (“MgCo III”), and Broadmark Real Estate Management IV, LLC (“MgCo IV” and, together with MgCo I, MgCo II and MgCo III, the “Predecessor Management Companies” and each a “Predecessor Management Company,” and the Predecessor Management Companies, together with the Predecessor Companies and their subsidiaries, the “Predecessor Company Group”).

This Report includes separate unaudited financial statements for the nine month and three month periods ended September 30, 2019 for each entity forming a part of the Predecessor Company Group.  In subsequent filings under the Exchange Act, commencing with its Annual Report on Form 10-K for the year ended December 31, 2019, Broadmark Realty will modify its basis of presentation.  From November 15, 2019, Broadmark Realty will file consolidated financial statements that will reflect BRELF II, one of the Predecessor Companies, acquiring the other three Predecessor Companies, the four Predecessor Management Companies, and Trinity.  The Business Combination transaction will reflect a change in accounting basis for the Predecessor Companies other than BRELF II and the four Predecessor Management Companies.  As Trinity was a special purpose acquisition company, its acquisition will be reflected as the issuance of shares for cash.  For periods prior to November 15, 2019, in lieu of presenting separate financial statements of the Predecessor Companies and Predecessor Management Companies, Broadmark Realty will present combined financial statements as these entities were under common management.  Broadmark Realty (the registrant), Merger Sub I and Merger Sub II were shell companies with no assets or operations.

By operation of Rule 12g-3(a) promulgated under the Exchange Act, Broadmark Realty is the successor issuer to Trinity.

Unless otherwise indicated or the context otherwise requires, all references in this Report to “Broadmark Realty,” the “Company,” “we,” “us” and “our,” refer to Broadmark Realty Capital Inc., a Maryland corporation, and its consolidated subsidiaries, as the combined company following consummation of the Business Combination.

Except as otherwise expressly provided herein, the information in this Report does not reflect the consummation of the Business Combination which, as discussed above, occurred subsequent to the period covered hereunder.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Report and the exhibits hereto contain “forward-looking statements” within the meaning of the federal securities laws.  Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.  Forward-looking statements reflect the Company’s current views with respect to, among other things, capital resources, portfolio performance and results of operations.  Likewise, the Company’s consolidated financial statements and statements regarding anticipated growth in its operations, anticipated market conditions, demographics and results of operations are forward-looking statements.  In some cases, you can identify these forward-looking statements by the use of terminology such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words or phrases.

The forward-looking statements contained in this Report and the exhibits hereto are based on the Company’s current expectations and beliefs concerning future developments and their potential effects on the Company.  There can be no assurance that future developments affecting the Company will be those that it has anticipated.  Actual results may differ materially from those in the forward-looking statements.  Some factors that could cause the Company’s actual results to differ include:

•	general economic uncertainty and the effect of general economic conditions on the real estate and real estate capital markets in particular;

•	financing risks;

•	changes in laws or regulations or interpretations of current laws and regulations that impact the Company’s business, assets or classification as a REIT;

•	the Company’s ability to manage future growth;

•	changes in personnel and availability of qualified personnel; and

•	other risks and uncertainties indicated in this Report and from time to time in filings made with the Commission.

These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the Company’s control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements.  These risks and uncertainties include, but are not limited to, those factors described under the section of this Report entitled “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of the assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements.  The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

v

PART I.          FINANCIAL INFORMATION

Item1.	Financial Statements

PBRELF I, LLC and Subsidiaries

Consolidated Balance Sheets (unaudited)

	As of September 30, 2019	As of December 31, 2018
Assets
Assets
Cash and cash equivalents	$131,437,044	$43,973,095
Mortgage notes receivable, net	325,212,511	303,992,370
Interest and fees receivable	1,854,432	791,576
Investment in real property, net	7,824,144	10,381,543
Other receivables and assets	1,853,286	1,588,810
Total assets	$468,181,417	$360,727,394
Liabilities and Members’ Equity
Liabilities
Accounts payable and accrued expenses	$1,527,016	$1,229,860
Dividends payable	3,470,004	3,229,864
Contributions received in advance	–	8,449,738
Total liabilities	4,997,020	12,909,462
Commitments and contingencies (Note 8)

Members’ equity
Preferred Units - Preferred units (voting) 4,661,674 and 3,475,717 units issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	466,886,618	348,727,085
Common units, $0 par value, 1 unit authorized; 1 unit issued and outstanding as of September 30, 2019 and December 31, 2018	–	–
Accumulated deficit	(3,702,221)	(909,153)
Members’ equity	463,184,397	347,817,932
Total liabilities and members’ equity	$468,181,417	$360,727,394

See Notes to Consolidated Financial Statements.

PBRELF I, LLC and Subsidiaries

Consolidated Statements of Income (unaudited)

	Three months ended		Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2018	September 30, 2018
Revenue
Interest income	$10,536,603	$8,048,014	$31,505,813	$22,001,130
Fee income	1,090,744	1,284,153	2,887,053	2,652,217
Total revenue	11,627,347	9,332,167	34,392,866	24,653,347
Expense
Loan loss provision	2,703,873	67,483	2,943,777	407,155
Real estate properties, net of gains	(339,672)	––	346,673	––
Professional fees	4,193	79,000	257,662	147,381
Other	4,130	4,780	15,224	15,087
Excise taxes and licenses	105,590	29,027	231,868	66,457
Total expenses	2,478,114	180,290	3,795,204	636,080
Net income	$9,149,233	$9,151,877	$30,597,662	$24,017,267

See Notes to Consolidated Financial Statements.

PBRELF I, LLC and Subsidiaries

Consolidated Statement of Changes in Members’ Equity (unaudited)
For the nine months ended September 30, 2019 and 2018

	Manager	Members	Total

Balance, January 1, 2018	–	$231,489,370	$231,489,370
Contributions
Cash		88,029,784	88,029,784
Reinvestments		7,882,706	7,882,706
Net income		24,017,267	24,017,267
Distributions	(2,355,366)	(21,775,263)	(24,130,629)
Redemptions		(8,605,233)	(8,605,233)
Balance, September 30, 2018	$(2,355,366)	$321,038,631	$318,683,265

	Common Units		Preferred Units (voting)		Accumulated deficit	Total
	Units	Amount	Units	Amount

Balance, January 1, 2019	1	$–	3,475,717	$348,727,085	$(909,153)	$347,817,932
Contributions
Cash			1,475,955	147,067,788	–	147,067,788
Reinvestments			111,270	11,083,525	–	11,083,525
Net income				–	30,597,662	30,597,662
Incentive fee allocation to manager				–	(3,099,704)	(3,099,704)
Distributions				–	(30,291,026)	(30,291,026)
Redemptions			(401,268)	(39,991,780)	–	(39,991,780)
Balance, September 30, 2019	1	$–	4,661,674	$466,886,618	$(3,702,221)	$463,184,397

See Notes to Consolidated Financial Statements.

PBRELF I, LLC and Subsidiaries

Consolidated Statement of Changes in Members’ Equity (unaudited)
For the three months ended September 30, 2019 and 2018

	Manager	Members	Total

Balance, July 1, 2018	(1,492,536)	$282,770,898	$281,278,362
Contributions
Cash	–	36,482,392	36,482,392
Reinvestments	–	2,856,469	2,856,469
Net income		9,151,877	9,151,877
Distributions	(862,830)	(8,061,517)	(8,924,347)
Redemptions		(2,161,488)	(2,161,488)
Balance, September 30, 2018	$(2,355,366)	$321,038,631	$318,683,265

	Common Units		Preferred Units (voting)		Accumulated deficit	Total
	Units	Amount	Units	Amount

Balance, July 1, 2019	1	$–	4,001,861	$401,190,853	$(22,843,634)	$378,347,219
Contributions			733,277	72,799,940
Cash	–	–	41,022	4,058,696	–	72,799,940
Reinvestments	–	–			–	4,058,696
Net income	–	–	–	–	30,597,662	30,597,662
Incentive fee allocation to manager	–	–	–	–	(937,446)	(937,446)
Distributions	–	–	–	–	(10,518,803)	(10,518,803)
Redemptions	–	–	(114,486)	(11,162,871)	–	(11,162,871)
Balance, September 30, 2019	1	$–	4,661,674	$466,886,618	$(3,702,221)	$463,184,397

See Notes to Consolidated Financial Statements.

PBRELF I, LLC and Subsidiaries

Consolidated Statement of Cash Flows (unaudited)

	Nine months ended
	September 30, 2019	September 30, 2018
Cash flows from operating activities
Net Income	$30,597,662	$24,017,267
Adjustments to reconcile net income to net cash used in operations:
Provision of loan loss	2,943,777	407,155
Real estate properties, net of gains	346,673	–
Changes in operating assets and liabilities:
Interest and fees receivable	(1,062,856)	(697,833)
Other receivables and assets	(264,476)	–
Accounts payable and accrued expenses	297,157	517,829
Net cash from operating activities	32,857,937	24,244,418
Cash flows from investing activities
Proceeds from sale of real estate owned	4,358,750	1,287,552
Capitalized costs of real estate property	(101,825)	(1,444,299)
Investments in mortgage notes receivable	(26,210,118)	(73,468,133)
Net cash used in investing activities	(21,953,193)	(73,543,424)
Cash flows from financing activities
Contributions	147,067,788	88,029,784
Contributions received in advance	(8,449,738)	4,119,614
Dividends payable, net	240,140	372,082
Distributions	(22,307,205)	(16,247,923)
Redemptions	(39,991,780)	(8,605,233)
Net cash from financing activities	76,559,205	67,668,324
Net change in cash	87,463,949	18,287,862
Cash and cash equivalents, beginning of period	43,973,095	33,321,574
Cash and cash equivalents, end of period	$131,437,044	$51,609,436
Supplemental disclosure of non cash investing and financing activities
Reinvested distributions	$11,083,525	$7,882,706
Mortgage notes receivable converted to real estate property	$2,046,200	$5,440,182

See Notes to Consolidated Financial Statements.

PBRELF I, LLC and Subsidiaries

Notes to Unaudited Interim Consolidated Financial Statements

Note 1 - Organization and business

PBRELF I, LLC (the “Company”) is a Washington limited liability company formed on June 28, 2010.  The Company operates under a Second Amended and Restated Limited Liability Company Agreement (the “Operating Agreement”) dated October 1, 2018.  The Company will have perpetual existence unless terminated pursuant to the provisions of the Operating Agreement.  Effective October 1, 2018, the Company elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes.

Prior to the Operating Agreement dated October 1, 2018, the Company operated under the Amended and Restated Limited Liability Company Agreement dated February 13, 2013.  The Company is a private real estate lending company that originates primarily commercial and single-family construction and land development mortgages secured by real estate.  The primary purpose of the Company is to make short-term, first position construction and development loans secured by deeds of trust on real estate located exclusively in the Pacific Northwest.

The Company has an agreement with Pyatt Broadmark Management, LLC (the “Manager”) to manage the underwriting, closing, servicing, and disposition of mortgage notes, and perform all general and administrative duties.  The Manager is the common unit holder and functions as managing member of the Company.  The Company derives its revenue from loan origination fees, extension and late fees, and interest income related to mortgage notes underwritten by the Company or the Manager.  Fee income is recognized as received, and consists of the Company’s 20% share of origination, renewal and late fees an all loans.  The remaining 80% of these fees are paid directly to the Manager, who services the loans.  Interest income is accrued and recognized as interest becomes due pursuant to the loan terms.

Note 2 - Summary of significant accounting policies

Basis of accounting

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Prior to October 1, 2018, the Company met the definition of an investment company and applied the guidance related to “Financial Services—Investment Companies” as detailed in the Financial Accounting Standards Board’s Accounting Standards Codification Topic 946 (“ASC 946”).  Effective with the REIT election on October 1, 2018, ASC 946 no longer applied to the Company.  This change resulted in different presentations of the basic financial statements from the Company’s previously issued financial statements, as well as significant revisions of the financial statement disclosures in order to conform to GAAP.  However, the change in the application of GAAP did not result in any changes to the Company’s opening members’ equity as of January 1, 2018.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of PBRELF I, LLC and its wholly-owned subsidiaries, Cataldo Square, LLC, PBRELF Peak, LLC, PBRELF Clearview Sheldon, LLC, PBRELF Petra LLC, and South Hill Meridian, LLC (the “Subsidiaries”).  The Subsidiaries were formed to own and operate real estate acquired through foreclosure on non-performing first trust deed loans.  All intercompany accounts, balances and transactions have been eliminated in consolidation.

Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the fair value of investments, certain reported amounts and disclosures at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period.  Accordingly, actual results could differ from those estimates.

PBRELF I, LLC and Subsidiaries

Notes to Unaudited Interim Consolidated Financial Statements

Subsequent events

The Company has evaluated subsequent events through the date the consolidated financial statements were issued.

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.  The Company has a cash management sweep account repurchase agreement whereby its bank nightly sweeps cash in excess of $750,000, sells the Company specific U.S. Government Securities and then repurchases them the next day.  The balance in the sweep account at September 30, 2019 and December 31, 2018, was $32,066,445 and $42,615,552, respectively.

Mortgage notes receivable

Mortgage notes receivable are held for investment purposes, anticipated to be held until maturity and are carried at cost, net of unfunded commitments and allowance for loan losses.  Mortgage notes receivable that are deemed to be impaired are carried at amortized cost less a specific allowance for loan losses.

The mortgage notes are secured by first deeds of trust, security agreements or legal title to real estate located in the United States.  The notes generally have terms ranging between 6 and 18 months and may be extended by paying additional fees.

Many construction loans provide for minimum interest provisions, under which the contractual rate applies to 70% of the face amount of the note until the actual outstanding principal exceeds the minimum threshold.  Interest income on mortgage notes is accrued and included in operating income based on contractual rates applied to the principal balance outstanding, unless there is a minimum interest provision in the promissory note.  Income recognition is suspended when a loan is designated non-performing and resumes only when the suspended loan becomes contractually current and performance is demonstrated to have resumed.

The Company collects loan origination fees in conjunction with origination.  The Company does not defer origination fees or costs and, rather, records origination fees and costs at the time of origination due to the short-term nature of the loans.  The difference is not significant at September 30, 2019 or December 31, 2018.

Loans Held for Investment

Loans held for investment are reported at the principal amount outstanding.  Interest on performing loans is accrued and recognized as interest income at the contractual rate of interest, or at the contractual rate of monthly minimum interest.  All loans are held for investment, and the intent is always to hold the loan to maturity.  The Company rarely sells a note, and does not originate a note with the intent to sell the note.

Allowance for loan losses

The allowance for loan losses reflects management’s estimate of loan losses inherent in the loan portfolio as of the balance sheet date.  The allowance is increased or decreased through the loan loss provision or recovery on the Company’s consolidated statement of income, and is decreased by charge-offs when losses are confirmed through the receipt of assets, such as in a pre-foreclosure sale or upon ownership control of the underlying collateral in full satisfaction of the loan upon foreclosure or when significant collection efforts have ceased.  The allowance for loan losses is determined on an asset-specific basis.

PBRELF I, LLC and Subsidiaries

Notes to Unaudited Interim Consolidated Financial Statements

The asset-specific reserve relates to reserves for losses on individual impaired loans.  The Company considers a loan to be impaired when, based upon current information and events, it believes that it is probable that the Company will be unable to collect all amounts due under the contractual terms if the loan agreement.  This assessment is made on an individual basis month based on such factors as payment status, lien position, borrower financial resources and investment collateral, collateral type, project economics and geographical location as well as national and regional economic factors.  A reserve is established for an impaired loan when the present value of payments expected to be received, observable market prices or the estimated fair value of the collateral (for loans that are dependent on the collateral for repayment) is lower than the carrying value of that loan.

For collateral-dependent impaired loans, the company records an estimated allowance of 10% of the outstanding principal at the time the note is put into default.  Valuations are performed or obtained at the time a loan is determined to be impaired and designated non-performing, and they are updated if circumstances indicate that a significant change in value has occurred.  The Manager generally will obtain external “as is” appraisals for loan collateral to estimate the fair value of the collateral for such loans.

The Company designates non-performing loans at such time as (i) the borrower fails to make the required monthly interest-only loan payments; (ii) the loan has a maturity default; or (iii) in the opinion of the Manager, it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan.  Loans are charged off to the allowance for loan losses when the contractual amount is no longer realizable.

Real estate properties

Investments in real estate properties consists of real estate acquired in settlement of loans.  Real estate acquired through foreclosure is recorded at fair market value at the time of foreclosure, which generally approximates the carrying value of the loan secured by such property.  All other real estate acquisitions are recorded at cost.  All costs related to acquisition, development, construction and improvements, including repairs, maintenance and legal costs are capitalized and subsequently measured for impairment.

At September 30, 2019, investments in real properties consists of real estate acquired as a result of foreclosure proceedings on four non-performing loans.

During the nine months ended September 30, 2019 the Company took in one new property signed over via deed in lieu for $2,046,200, forgoing the foreclosure process.  During the nine months ended September 30, 2018 the Company transferred through foreclosure $5,440,182 of real estate properties.  During the nine months ended September 30, 2019 and 2018, the Company recorded additional capitalized costs of $101,826 and $1,444,299, respectively, related to properties previously obtained through foreclosure.  During the nine months ended September 30, 2019 and 2018, aggregate proceeds from the sale of property and aggregate write-down, net of gains amounted to $4,358,750 and $1,287,775 and $346,674 and $0, respectively.

During the three months ended September 30, 2019 the Company took in one new property signed over via deed in lieu for $2,046,200, forgoing the foreclosure process.  During the three months ended September 30, 2018 the Company did not foreclose on any real estate properties.  During the three months ended September 30, 2019 and 2018, the Company recorded additional capitalized costs of $18,934 and $416,269, respectively, related to properties previously obtained through foreclosure.  During the three months ended September 30, 2019 and 2018, aggregate proceeds from the sale of property and aggregate write-down, net of gains amounted to $224,237 and $601,430 and ($339,672) and $0, respectively.

PBRELF I, LLC and Subsidiaries

Notes to Unaudited Interim Consolidated Financial Statements

Income taxes

The Company operates and has elected to be taxed as a REIT commencing with its conversion to a REIT effective October 1, 2018 and for the taxable period from October 1, 2018 through December 31, 2018.  Accordingly, the Company will generally not be subject to corporate U.S. federal or state income tax to the extent that the Company makes qualifying distributions to members, and provided that the Company satisfies, on a continuing basis, through actual investment and operating results, the REIT requirements including certain asset, income, distribution and unit ownership tests.  If the Company fails to qualify as a REIT, and does not qualify for certain statutory relief provisions, the Company will be subject to U.S. federal, state and local income taxes and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year in which the Company lost its REIT qualification.  Accordingly, the failure to qualify as a REIT could have a material adverse impact on the Company’s results of operations and amounts available for distribution to members.

As a REIT, if the Company fails to distribute in any calendar year (subject to specific timing rules for certain dividends paid in January) at least the sum of (i) 85% of its ordinary income for such year; (ii) 95% of its capital gain net income for such year; and (iii) any undistributed taxable income from the prior year, the Company would be subject to a non-deductible 4% excise tax on the excess of such required distribution over the sum of (x) the amounts actually distributed and (y) the amounts of income retained on which the Company has paid corporate income tax.

The dividend-paid deduction for qualifying dividends paid to members is computed using the Company’s taxable income as opposed to net income reported in the Consolidated Statement of Income.  Taxable income, generally, will differ from income reported in the Consolidated Statement of Income because the determination of taxable income is based on tax regulations and GAAP.

For the period from January 1, 2019 through September 30, 2019, the Company was in compliance with all REIT qualification and distribution requirements.

The subsidiaries are limited liability companies and are classified as partnerships for income tax purposes.  The Subsidiaries are considered disregarded entities for federal income tax purposes.

The Company has no unrecognized tax benefits at September 30, 2019.  While no income tax returns are currently being examined by federal or state taxing authorities, tax years since 2014 for federal and 2013 for state remain open for examination.  Management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

The Company recognizes interest and penalties associated with tax matters, if applicable, as operating expenses and includes accrued interest and penalties with the related tax liability in the consolidated balance sheet.

Fair value measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price).  Fair value is a market-based measurement that should be determined based on the assumptions market participants would use in pricing the asset or liability.  As a basis for considering market participant assumptions in fair value measurements, a fair value hierarchy distinguishes between (1) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (2) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs).  Valuation techniques used to measure fair value shall maximize the use of observable inputs and minimize the use of unobservable inputs.  The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels, as follows:

PBRELF I, LLC and Subsidiaries

Notes to Unaudited Interim Consolidated Financial Statements

•	Level 1 – Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2 – Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The fair value hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs.  In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible while also considering counterparty credit risk in the assessment of fair value.

Note 3 - Recent accounting pronouncements

In June 2016, FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326), and in 2019 issued ASU 2019-04, which provides codification improvements, and ASU 2019-05, which provides targeted transition relief for entities adopting ASU 2016-13.  ASU No. 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates: The update finalized various effective date delays for private companies, not-for-profit organizations, and certain smaller reporting companies applying the credit losses (CECL), leases, and hedging standards. The guidance replaces the incurred loss model with an expected loss model, which is referred to as the current expected credit loss (CECL) model. The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables and held-to maturity debt securities.  It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in certain leases recognized by a lessor.  In addition, the amendments in this Update require credit losses be presented as an allowance rather than as a write-down on available-for-sale debt securities.  The Company has formed a CECL committee that is assessing data and system needs in order to evaluate the impact of adopting the new guidance.  We expect to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which we adopt the standard. At this time, the impact is being evaluated.

Note 4 - Concentrations of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and mortgage notes receivable.

The Company maintains its cash and cash equivalents with high-credit quality financial institutions.  At times, such amounts may exceed federally insured limits.  At September 30, 2019 and December 31, 2018, the uninsured cash and cash equivalents balance was approximately $131,187,044 and $43,723,095, respectively.

The Company’s investments are in originating primarily short-term commercial and single-family construction and land development mortgage notes secured by first deeds of trust, mortgages or legal title in real property located in the Pacific Northwest.  The investments are exposed to various risks, such as market or credit risks.

PBRELF I, LLC and Subsidiaries

Notes to Unaudited Interim Consolidated Financial Statements

Note 5 - Mortgage notes receivable and allowance for loan losses

The stated principal amount of loans receivable in the Company’s portfolio represents the Company’s interest in loans secured primarily by first deeds of trust and is presented net of interest reserve and construction reserve holdbacks in the consolidated balance sheet

The interest reserve holdback represents funds withheld from the funding of certain mortgage notes receivable for the purpose of satisfying monthly interest payments over all or part of the term of the related note.  Accrued interest is paid out of the interest reserve and recognized as interest income at the end of each month.  The construction reserve holdback represents amounts withheld from the funding of construction loans until the Company’s management deems construction to be sufficiently completed.

The Private Placement Memorandum (“PPM”) for the Company includes specific criteria for mortgages qualified to be investments of the Company, including that all notes be first position liens and that the maximum loan to value ratio be 65%, and prior to funding, all loan packages will include an appraisal by a third party qualified appraiser.  The maximum amount of a single loan may not exceed 10% and the maximum amount to a single borrower may not exceed 15% of the total assets of the Company.

Mortgage notes receivable are recorded at their cost, which are approximate to their face amounts, and have interest rates that generally range from 10% to 13%.

A summary of information pertaining to mortgage notes receivable at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Total loan commitments	$484,824,940	$436,264,749
Less:
Construction holdbacks	146,430,586	117,762,595
Interest reserves	9,153,180	12,972,839
Allowance for loan losses	4,028,663	1,536,945
Total mortgage notes receivable	$325,212,511	$303,992,370

The Notes are considered to be short-term financings, with the expectation of repayment generally within 6 to 18 months.  The Company generally “collects” a three to five percent origination fee at each initial loan closing for Notes with a 12-month term, and a one percent fee per two-month extension, of which the Company retains 20% and 80% is remitted to the Manager.

Defaulted notes

All loans require monthly interest only payments.  Most loans are structured with an interest reserve holdback that covers the interest payments for most of the initial term of the loan.  Once the interest reserve is depleted, borrowers are expected to make their monthly interest payment within 10 days of month end.

Loans can be placed in default status if an interest payment is more than 30 days past due; if a note matures and the borrower fails to extend; or if the collateral becomes impaired in such a way that the ultimate collection of the note is doubtful.  A loan can be removed from default status if the late interest payments are brought current; if the borrower complies with appropriate re-underwriting to extend the note; or if additional collateral is provided for the note to provide cash flow or bring the loan to collateral value ratio below 65%.

PBRELF I, LLC and Subsidiaries

Notes to Unaudited Interim Consolidated Financial Statements

Non-accrual on defaulted loans

No interest income is recorded on notes that are in default, unless the interest is paid.  At September 30, 2019 and December 31, 2018 all defaulted and impaired loans were on nonaccrual status.

The composition of the loan portfolio is as follows as of the period indicated:

Total loans by segment	September 30, 2019	December 31, 2018
Current mortgage notes receivable	$307,004,923	$295,901,356
Defaulted and impaired loans	18,207,588	9,627,959
Total mortgage notes receivable	$325,212,511	$305,529,315

The following tables summarize the allocation of the allowance for loan loss, as well as the activity in the allowance for loan loss attributed to various segments in the loan portfolio, as of and for the period indicated:

	Current mortgage notes receivable	Reserves on loans in default	Total Reserves
Beginning January 1, 2019	$–	$1,536,945	$1,536,945
Provision for loan losses	–	2,943,777	2,943,777
Charge offs	–	(452,059)	(452,059)
Recoveries	–	–	–
Ending September 30, 2019	$–	$4,028,663	$4,028,663
	Current mortgage notes receivable	Reserves on loans in default	Total Reserves
Beginning January 1, 2018	$–	$–	$–
Provision for loan losses	–	407,155	407,155
Charge offs	–	(339,672)	(339,672)
Recoveries	–	270,727	270,727
Ending September 30, 2018	$–	$338,210	$338,210
	Current mortgage notes receivable	Reserves on loans in default	Total Reserves
Beginning July 1, 2019	$–	$1,776,849	$1,776,849
Provision for loan losses	–	2,703,873	2,703,873
Charge offs	–	(452,059)	(452,059)
Recoveries	–	–	–
Ending September 30, 2019	$–	$4,028,663	$4,028,663
	Current mortgage notes receivable	Reserves on loans in default	Total Reserves
Beginning July 1, 2018	$–	$–	$–
Provision for loan losses	–	67,483	67,483
Charge offs	–	–	–
Recoveries	–	270,727	270,727
Ending September 30, 2018	$–	$338,210	$338,210

PBRELF I, LLC and Subsidiaries

Notes to Unaudited Interim Consolidated Financial Statements

A summary of information pertaining to impaired loans at September 30, 2019:

				Nine months ended September 30, 2019
	Recorded investments (Loan balance less charge-offs)	Unpaid principal balance	Related allowance	Average investment in impaired loans	Interest income recognized
With allowance recorded on impaired loans	$18,207,588	$18,207,588	$4,028,663	$10,798,541	$–

Three months ended September 30, 2019
Average investment in impaired loans	Interest income recognized
$16,473,999	$–

A summary of information pertaining to impaired loans at December 31, 2018:

	Recorded investments (Loan balance less charge-offs)	Unpaid principal balance	Related allowance	Average investment in impaired loans	Interest income recognized
With allowance recorded on impaired loans	$9,627,959	$9,627,959	$1,536,945	$5,268,608	$–

Three months ended September 30, 2018
Average investment in impaired loans	Interest income recognized
$357,281	$–

PBRELF I, LLC and Subsidiaries

Notes to Unaudited Interim Consolidated Financial Statements

Note 6 - Members’ equity

The Manager is the sole common unit holder of the Company.  Pursuant to the terms of the PPM, as amended on September 18, 2018, the Company can offer up to $500,000,000 of membership interests in the Company.  Each dollar is considered equal to one preferred unit, with a minimum contribution amount of $100,000, subject to Manager discretion in accepting lesser amounts.  Effective with the Company’s REIT election on October 1, 2018, preferred units were exchanged at a 1:100 ratio.  After one year, preferred unit holders may request redemptions, subject to the Manager’s sole discretion to establish reserves and to determine cash available for redemptions.  All redemption requests made in any calendar quarter are paid out on the first day of the subsequent quarter.  The actual redemption amount will be equal to the unit value in effect at the time of the redemption payment, multiplied by the number of units redeemed by the member.  No new mortgages will be funded until all outstanding redemption requests from the previous quarters are met, with the exception of draws on construction loans, which will be funded irrespective of outstanding redemption requests.  The preferred unit holders have the right by simple majority vote to replace the Manager.

Preferred unit holders are expected to receive a monthly preferred return, per preferred unit held, determined as of the date the distribution of the preferred return is declared.  The preferred return is paid out of the fees and other income received.  The preferred return in not guaranteed and is only paid monthly to the extent earned by the Company.

The Company makes distributions of available cash at the discretion of the Manager; however, generally the Company makes distributions of preferred return monthly within 15 days after the last day of the previous month.  Distributions, when made, are made to and among the members and Manager as follows:

(a)	First, to and among all the members any fee based income (defined as 20% of the loan fee income received from origination points, late fees and renewal fees);

(b)
Second, to and among the members, pro rata in accordance with their preferred units, the unpaid preferred return (for the current month if any, inclusive of the fee based income) due to each member as of the date of distribution; and

(c)	Thereafter, after deducting expenses, the distribution is as follows:

(i)	Eighty percent (80%) to the members pro rata; and

(ii)	Twenty percent (20%) to the Manager.

Note 7 - Related party transactions

Certain members of the Company are considered related parties.

A summary of information pertaining to member related parties at September 30, 2019 and December 31, 2018:

PBRELF I, LLC and Subsidiaries

Notes to Unaudited Interim Consolidated Financial Statements

	As of
	September 30, 2019	December 31, 2018
Capital balances	$2,240,960	$18,813,083
Dividends payable	157,928	162,857

	Nine months ended
	September 30, 2019	September 30, 2018
Contributions, net	$127,877	$3,437,855
Redemptions	16,700,000	4,044,462
Income allocated	695,344	1,420,110

	Three months ended
	September 30, 2019	September 30, 2018
Contributions, net	$62,323	$3,114,106
Redemptions	3,100,000	–
Income allocated	50,467	488,368

Related parties include BRELF II, LLC, BRELF III, LLC, BRELF IV, LLC, the related respective management companies and Broadmark Capital, LLC.  Amounts payable and receivable to these other related parties were immaterial at September 30, 2019 and December 31, 2018.

Note 8 - Commitments and contingencies

The Company’s commitments and contingencies include usual obligations incurred by real estate investment companies in the normal course of business.  These include interest reserves and construction holdbacks as disclosed in Note 5.  In the opinion of management, these matters will not have a material adverse effect on the Company’s financial position and results of operations.

Note 9 – Fair value measurements

Certain assets of the Company have been measured at fair value on a nonrecurring basis.  There were no assets or liabilities measured on a recurring basis.  As required by the accounting standard for fair value measurement and disclosures, assets and liabilities are classified in their entirety within the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

The table below sets forth by level within the fair value hierarchy assets and liabilities measured and reported at fair value on a nonrecurring basis as of September 30, 2019:

PBRELF I, LLC and Subsidiaries

Notes to Unaudited Interim Consolidated Financial Statements

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
Nonperforming mortgage notes receivable	$–	$–	$18,207,588
Real estate property	–	–	7,824,144
Total	$–	$–	$26,031,732

The table below sets forth by level within the fair value hierarchy assets and liabilities measured and reported at fair value on a nonrecurring basis as of December 31, 2018:

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
Nonperforming mortgage notes receivable	$–	$–	$9,627,959
Real estate property	–	–	10,381,543
Total	$–	$–	$20,009,502

The following table presents additional information about valuation methodologies and inputs used for assets that are measured at fair value and categorized within Level 3 as of September 30, 2019:

Investments	Fair value at September 30, 2019	Valuation technique	Unobservable input	Range of inputs[1]
Nonperforming mortgage notes receivable	$18,207,588	Market comparable	Adjustment to appraisal value	0-10%
Real estate property	7,824,144	Market comparable	Adjustment to appraisal value	0-10%
Total	$26,031,732
[1] Discount for selling costs.

PBRELF I, LLC and Subsidiaries

Notes to Unaudited Interim Consolidated Financial Statements

The following table presents additional information about valuation methodologies and inputs used for assets that are measured at fair value and categorized within Level 3 as of December 31, 2018:

Investments	Fair value at December 31, 2018	Valuation technique	Unobservable input	Range of inputs[1]
Nonperforming mortgage notes receivable	$9,627,959		Adjustment to appraisal value	0-10%
Real estate property	10,381,543	Market comparable	Adjustment to appraisal value	0-10%
Total	$20,009,502	Market comparable
[1] Discount for selling costs.

Fair value of financial instruments

For certain of the Company’s financial instruments, including cash equivalents, interest and fees receivable, other receivables, accounts payable, and accrued expenses, which are classified under Level 1 within the fair value hierarchy, the carrying amounts approximate fair value due to their short maturities.

For mortgage notes receivable, which are classified under Level 3 within the fair value hierarchy, fair values are based on discounted cash flows considering interest rate risk and creditworthiness of the borrower.  In addition, the Company performs monthly credit reviews of the loan portfolio and considers current economic conditions, review of specific problem loans and other economic and industry factors, as well as the value of the underlying collateral, in determining fair value.  The mortgage notes are secured by first deeds of trust, security agreements or legal title to real estate located in the United States.  The notes generally have terms ranging between 6 and 18 months and may be extended by paying additional fees.  Due to the short-term maturity of the notes, carrying value approximates fair value.

Investments in real estate properties are carried at fair value under Level 3 within the fair value hierarchy.  Properties owned are initially recorded at the sale price plus closing costs.  Costs related to acquisition, development, construction and improvements are capitalized.  At each reporting date, the fair value of real estate properties is based upon independent third-party appraisals of value.

Note 10 - Subsequent events

Subsequent to September 30, 2019, the Company placed one loan in default.  The loan had a principal balance of $1,322,520.  A loan loss reserve of $132,252 was recorded on October 31, 2019.

On August 9, 2019, the Company entered into a definitive agreement with Trinity Merger Corp. to effectuate a business combination transaction which will combine the Company, Manager, Broadmark Real Estate Management II, LLC, Broadmark Real Estate Management III, LLC, Broadmark Real Estate Management IV, LLC, BRELF II, LLC, BRELF III, LLC, and BRELF IV, LLC into a publicly-traded internally managed Mortgage REIT.  The transaction received investor and regulatory approval and closed on November 14, 2019.

In accordance with quarterly redemption rights, holders of preferred units were permitted to request redemptions from available cash at the end of September 2019.  The total amount of redemptions requested was approximately $43,500,000.  Following payment of these redemptions and regular monthly distributions in early October 2019, the Fund’s cash balance was reduced to approximately $81,000,000.

BRELF II, LLC and Subsidiaries

Consolidated Balance Sheets (unaudited)

	As of September 30, 2019	As of December 31, 2018
Assets
Cash and cash equivalents	$60,727,816	$62,851,974
Mortgage notes receivable, net	460,299,887	278,039,620
Interest and fees receivable	772,959	443,040
Investment in real property, net	–	1,709,729
Total assets	$521,800,662	$343,044,363
Liabilities and Members’ Equity
Liabilities
Accounts payable and accrued expenses	$879,766	$368,123
Dividends payable	4,618,082	3,000,497
Contributions received in advance	–	15,987,507
Total liabilities	5,497,848	19,356,127
Commitments and contingencies (Note 8)
Members’ equity
Preferred Units - Preferred units (voting) 4,428,575 and 3,237,478 units issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	516,340,207	324,035,624
Common units, $0 par value, 1 unit authorized; 1 unit issued and outstanding as of September 30, 2019 and December 31, 2018	–	–
Accumulated deficit	(37,393)	(347,388)
Members’ equity	516,302,814	323,688,236
Total liabilities and members’ equity	$521,800,662	$343,044,363

See Notes to Consolidated Financial Statements.

BRELF II, LLC and Subsidiaries

Unaudited Consolidated Statements of Income (unaudited)

	Three months ended		Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Revenue
Interest income	$14,021,585	$7,465,616	$36,190,026	$17,265,186
Fee income	682,640	1,085,742	3,203,760	2,649,000
Total revenue	14,704,225	8,551,358	39,393,786	19,914,186
Expense
Loan loss (reversal) provision	–	75,676	(167,142)	353,968
Real estate properties, net of gains	57	(75,676)	(167,530)	90,466
Professional fees	60,000	77,000	216,109	128,350
Other	8,092	7,208	27,743	21,958
Total expenses	67,275	84,208	(90,820)	594,742
Net income	$14,636,950	$8,467,150	$39,484,606	$19,319,444

See Notes to Consolidated Financial Statements.

BRELF II, LLC and Subsidiaries

Consolidated Statement of Changes in Members’ Equity (unaudited)
For the nine months ended September 30, 2019 and 2018

	Manager	Members	Total
Balance, January 1, 2018	–	$150,339,936	$150,339,936
Contributions
Cash		127,759,462	127,759,462
Reinvestments		6,657,433	6,657,433
Net income		19,319,444	19,319,444
Distributions	(1,775,477)	(17,642,402)	(19,417,879)
Redemptions		(3,647,693)	(3,647,693)
Balance, September 30, 2018	$(1,775,477)	$282,786,180	$281,010,703

	Common Units		Preferred Units (voting)		(Accumulated deficit) Retained earnings	Total
	Units	Amount	Units	Amount
Balance, January 1, 2019	1	$–	3,237,478	$324,035,624	$(347,388)	$323,688,236
Contributions
Cash			1,180,845	194,433,778	–	194,433,778
Reinvestments			83,140	13,325,771	–	13,325,771
Net income				–	39,484,606	39,484,606
Incentive fee allocation to manager				–	(4,002,107)	(4,002,107)
Distributions				–	(35,172,504)	(35,172,504)
Redemptions			(72,889)	(15,454,966)	–	(15,454,966)
Balance, September 30, 2019	1	$–	4,428,575	$516,340,207	$(37,393)	$516,302,814

See Notes to Consolidated Financial Statements.

BRELF II, LLC and Subsidiaries

Consolidated Statement of Changes in Members’ Equity (unaudited)
For the three months ended September 30, 2019 and 2018

	Manager	Members	Total
Balance, July 1, 2018	(1,184,810)	$211,525,417	$210,340,607
Contributions
Cash	–	68,573,655	68,573,655
Reinvestments		2,826,379	2,826,379
Net income		8,467,150	8,467,150
Distributions	(590,667)	(7,506,478)	(8,097,145)
Redemptions		(1,099,943)	(1,099,943)
Balance, September 30, 2018	$(1,775,477)	$282,786,180	$281,010,703

	Common Units		Preferred Units (voting)		(Accumulated deficit) Retained earnings	Total
	Units	Amount	Units	Amount
Balance, July 1, 2019	1	$–	4,428,575	$443,114,279	$116,605	$443,114,279
Contributions
Cash	–	–	–	76,349,289	–	76,349,289
Reinvestments	–	–	–	5,011,740	–	5,011,740
Net income	–	–	–	–	14,636,950	14,636,950
Incentive fee allocation to manager	–	–	–	–	(1,457,541)	(1,457,541)
Distributions	–	–	–	–	(13,333,407)	(13,333,407)
Redemptions	–	–	–	(8,135,101)	–	(8,135,101)
Balance, September 30, 2019	1	$–	4,428,575	$516,340,207	$(37,393)	$516,302,814

See Notes to Consolidated Financial Statements.

BRELF II, LLC and Subsidiaries

Consolidated Statement of Cash Flows (unaudited)

	Nine months ended
	September 30, 2019	September 30, 2018
Cash flows from operating activities
Net Income	$39,484,606	$19,319,444
Adjustments to reconcile net income to net cash used in operations:
(Recovery) provision of loan loss	(167,142)	353,968
Real estate properties, net of gains	(167,530)	90,466
Changes in operating assets and liabilities:
Interest and fees receivable	(329,919)	(143,934)
Accounts payable and accrued expenses	511,643	257,755
Net cash from operating activities	39,331,658	19,877,699
Cash flows from investing activities
Proceeds from sale of real estate property	2,004,278	1,286,991
Capitalized costs of real estate property	(127,019)	(65,893)
Investments in mortgage notes receivable	(182,093,125)	(126,051,101)
Net cash used in investing activities	(180,215,866)	(124,830,003)
Cash flows from financing activities
Contributions	194,433,778	127,759,462
Contributions received in advance	(15,987,507)	10,431,237
Dividends payable, net	1,617,585	1,249,140
Distributions	(25,848,840)	(12,760,446)
Redemptions	(15,454,966)	(3,647,693)
Net cash from financing activities	138,760,050	123,031,700
Net change in cash	(2,124,158)	18,079,396
Cash and cash equivalents, beginning of period	62,851,974	31,897,657
Cash and cash equivalents, end of period	$60,727,816	$49,977,053
Supplemental disclosure of non cash investing and financing activities Reinvested distributions	$13,325,771	$6,657,433

See Notes to Consolidated Financial Statements.

BRELF II, LLC and Subsidiaries

Notes to Unaudited Interim Consolidated Financial Statements

Note 1 - Organization and business

BRELF II, LLC (the “Company”) is a Washington limited liability company that operates under a Limited Liability Company Agreement (the “Operating Agreement”), dated October 1, 2018.  The Company will have perpetual existence unless terminated pursuant to the provisions of the Operating Agreement.  Effective October 1, 2018, the Company elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes.

Prior to the Operating Agreement dated October 1, 2018, the Company operated under the Amended and Restated Limited Liability Company Agreement dated February 13, 2014.  The Company is a private real estate lending company that originates mortgages secured by real estate.  The primary purpose of the Company is to make short-term, first position loans secured by deeds of trust on real estate located in Colorado, Texas, and Utah.

The Company has an agreement with Broadmark Real Estate Management II, LLC (the “Manager”) to manage the underwriting, closing, servicing, and disposition of mortgage notes, and perform all general and administrative duties.  The Manager is the managing member of the Company.  The Company derives its revenue from loan origination fees, extension and late fees, and interest income related to mortgage notes underwritten by the Company or the Manager.  Fee income is recognized as received, and consists of the Company’s 20% share of origination, renewal and late fees an all loans.  The remaining 80% of these fees are paid directly to the Manager, who services the loans.  Interest income is accrued and recognized as interest becomes due pursuant to the loan terms.

Note 2 - Summary of significant accounting policies

Basis of accounting

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Prior to October 1, 2018, the Company met the definition of an investment company and applied the guidance related to “Financial Services—Investment Companies” as detailed in the Financial Accounting Standards Board’s Accounting Standards Codification Topic 946 (“ASC 946”).  Effective with the REIT election on October 1, 2018, ASC 946 no longer applied to the Company.  This change resulted in different presentations of the basic financial statements from the Company’s previously issued financial statements, as well as significant revisions of the financial statement disclosures in order to conform to GAAP.  However, the change in the application of GAAP did not result in any changes to the Company’s opening members’ equity as of January 1, 2018.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of BRELF II, LLC and its wholly-owned subsidiaries, 3089 West 35th Avenue, LLC and BRELF KHP LLC (the “Subsidiaries”).  The Subsidiaries were formed to own and operate real estate acquired through foreclosure on a non-performing first trust deed loan.  All intercompany accounts, balances and transactions have been eliminated in consolidation.  At September 30, 2019 the real estate held by these companies had been sold.

Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the fair value of investments, certain reported amounts and disclosures at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period.  Accordingly, actual results could differ from those estimates.

BRELF II, LLC and Subsidiaries

Notes to Unaudited Interim Consolidated Financial Statements

Subsequent events

The Company has evaluated subsequent events through the date the consolidated financial statements were issued.

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.  The Company has a cash management sweep account repurchase agreement whereby its bank nightly sweeps cash in excess of $750,000, sells the Company specific U.S. Government securities and then repurchases them the next day.  The balance in the sweep account at September 30, 2019 and December 31, 2018, was $59,760,798 and $62,218,005, respectively.

Mortgage notes receivable

Mortgage notes receivable are held for investment purposes, anticipated to be held until maturity and are carried at cost, net of unfunded commitments and allowances for loan losses.  Mortgage notes receivable that are deemed to be impaired are carried at amortized cost less a specific allowance for loan losses.

The mortgage notes are secured by first deeds of trust, security agreements or legal title to real estate located in the United States.  The notes generally have terms ranging between 6 and 18 months and may be extended by paying additional fees.

Many construction loans provide for minimum interest provisions, under which the contractual rate applies to 70% of the face amount of the note until the actual outstanding principal exceeds the minimum threshold.  Interest income on mortgage notes is accrued and included in operating income based on contractual rates applied to the principal balance outstanding, unless there is a minimum interest provision in the promissory note.  Income recognition is suspended when a loan is designated non-performing and resumes only when the suspended loan becomes contractually current and performance is demonstrated to have resumed.

The Company collects loan origination fees in conjunction with origination.  The Company does not defer origination fees or costs and, rather, records origination fees and costs at the time of origination due to the short-term nature of the loans.  The difference is not significant at September 30, 2019 or December 31, 2018.

Loans Held for Investment

Loans held for investment are reported at the principal amount outstanding.  Interest on performing loans is accrued and recognized as interest income at the contractual rate of interest, or at the contractual rate of monthly minimum interest.  All loans are held for investment, and the intent is always to hold the loan to maturity.  The Company rarely sells a note, and does not originate a note with the intent to sell the note.

Allowance for loan losses

The allowance for loan losses reflects management’s estimate of loan losses inherent in the loan portfolio as of the balance sheet date.  The allowance is increased or decreased through the loan loss provision or recovery on the Company’s consolidated statement of income and is decreased by charge-offs when losses are confirmed through the receipt of assets, such as in a pre-foreclosure sale or upon ownership control of the underlying collateral in full satisfaction of the loan upon foreclosure or when significant collection efforts have ceased.  The allowance for loan losses is determined on an asset-specific basis.

BRELF II, LLC and Subsidiaries

Notes to Unaudited Interim Consolidated Financial Statements

The asset-specific reserve relates to reserves for losses on individual impaired loans.  The Company considers a loan to be impaired when, based upon current information and events, it believes that it is probable that the Company will be unable to collect all amounts due under the contractual terms if the loan agreement.  This assessment is made on an individual basis month based on such factors as payment status, lien position, borrower financial resources and investment collateral, collateral type, project economics and geographical location as well as national and regional economic factors.  A reserve is established for an impaired loan when the present value of payments expected to be received, observable market prices or the estimated fair value of the collateral (for loans that are dependent on the collateral for repayment) is lower than the carrying value of that loan.

For collateral dependent impaired loans, impairment is measured using the estimated fair value of collateral less the estimated cost to sell.  Valuations are performed or obtained at the time a loan is determined to be impaired and designated non-performing, and they are updated if circumstances indicate that a significant change in value has occurred.  The Manager generally will obtain external “as is” appraisals for loan collateral to estimate the fair value of the collateral for such loans.

The Company designates non-performing loans at such time as (i) the borrower fails to make the required monthly interest-only loan payments; (ii) the loan has a maturity default; or (iii) in the opinion of the Manager, it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan.  Loans are charged off to the allowance for loan losses when the contractual amount is no longer realizable.

Real estate properties

Investments in real estate properties consists of real estate acquired in settlement of loans.  Real estate acquired through foreclosure is recorded at fair market value at the time of foreclosure, which generally approximates the carrying value of the loan secured by such property.  All other real estate acquisitions are recorded at cost.  All costs related to acquisition, development, construction and improvements, including repairs, maintenance and legal costs are capitalized and subsequently measured for impairment.

During the nine months ended September 30, 2019 and 2018, the Company recorded no real estate additions.  During the nine months ended September 30, 2019 and 2018, the Company recorded additional capitalized costs of $127,019 and $65,893, respectively, related to properties previously obtained through foreclosure.  During the nine months ended September 30, 2019, aggregate proceeds from the sale of one property and aggregate net realized gains amounted to $2,004,278 and $167,146, respectively.

During the three months ended September 30, 2019 and 2018, the Company recorded no real estate additions.  During the three months ended September 30, 2019 and 2018, the Company recorded additional capitalized costs of $57 and $0, respectively, related to properties previously obtained through foreclosure.  During the three months ended September 30, 2019, there were no aggregate proceeds from the sale of property or aggregate net realized gains.

Income taxes

The Company operates and has elected to taxed as a REIT commencing with its conversion to a REIT effective October 1, 2018 and for the taxable period from October 1, 2018 through December 31, 2018.  Accordingly, the Company will generally not be subject to corporate U.S. federal or state income tax to the extent that the Company makes qualifying distributions to members, and provided that the Company satisfies, on a continuing basis, through actual investment and operating results, the REIT requirements including certain asset, income, distribution and unit ownership tests.  If the Company fails to qualify as a REIT, and does not qualify for certain statutory relief provisions, the Company will be subject to U.S. federal, state and local income taxes and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year in which the Company lost its REIT qualification.  Accordingly, the failure to qualify as a REIT could have a material adverse impact on the Company’s results of operations and amounts available for distribution to members.

BRELF II, LLC and Subsidiaries

Notes to Unaudited Interim Consolidated Financial Statements

As a REIT, if the Company fails to distribute in any calendar year (subject to specific timing rules for certain dividend paid in January) at least the sum of (i) 85% of its ordinary income for such year, (ii) 95% of its capital gain net income for such year, and (iii) any undistributed taxable income from the prior year, the Company would be subject to a non-deductible 4% excise tax on the excess of such required distribution over the sum of (x) the amounts actually distributed and (y) the amounts of income retained on which the Company has paid corporate income tax.

The dividend paid deduction for qualifying dividends paid to members is computed using the Company’s taxable income as opposed to net income reported in the Consolidated Statement of Income.  Taxable income, generally, will differ from income reported in the Consolidated Statement of Income because the determination of taxable income is based on tax regulations and GAAP.

For the period from January 1, 2019 through September 30, 2019, the Company was in compliance with all REIT qualification and distribution requirements.

The subsidiaries are a limited liability companies and is classified as partnerships for income tax purposes.  The Subsidiaries are considered disregarded entities for federal income tax purposes.

The Company has no unrecognized tax benefits at September 30, 2019.  As the Company was formed in 2014, all federal and state tax returns remain open for examination.  Management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

The Company recognizes interest and penalties associated with tax matters, if applicable, as operating expenses and includes interest and penalties with the related tax liability in the consolidate balance sheet.

Revenue recognition

The Company derives its revenue from loan origination fees, extension and late fees, and interest income related to mortgage notes underwritten by the Company or the Manager.  Fee income is recognized as received, and consists of the Company’s 20% share of origination, renewal and late fees on all loans.  The remaining 80% of these fees are paid directly to the Manager, who services the loans.  Interest income is accrued and recognized as interest becomes due pursuant to the loan terms.

Note 3 - Recent accounting pronouncements

In June 2016, FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326), and in 2019 issued ASU 2019-04, which provides codification improvements, and ASU 2019-05, which provides targeted transition relief for entities adopting ASU 2016-13. ASU No. 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates: The update finalized various effective date delays for private companies, not-for-profit organizations, and certain smaller reporting companies applying the credit losses (CECL), leases, and hedging standards. The guidance replaces the incurred loss model with an expected loss model, which is referred to as the current expected credit loss (CECL) model. Early adoption is permitted for interim and annual periods beginning after December 15, 2018.  Upon issuance of the final ASU, the Company plans to adopt this guidance on January 1, 2023.  The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables and held-to maturity debt securities.  It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in certain leases recognized by a lessor.  In addition, the amendments in this Update require credit losses be presented as an allowance rather than as a write-down on available-for-sale debt securities.  The Company has formed a CECL committee that is assessing data and system needs in order to evaluate the impact of adopting the new guidance.  We expect to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which we adopt the new standard. At this time, the impact is being evaluated.

BRELF II, LLC and Subsidiaries

Notes to Unaudited Interim Consolidated Financial Statements

Note 4 - Concentrations of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and mortgage notes receivable.

The Company maintains its cash and cash equivalents with high-credit quality financial institutions.  At times, such amounts may exceed federally insured limits.  At September 30, 2019 and December 31, 2018, the uninsured cash and cash equivalents balance was approximately $60,477,815 and $62,601,974, respectively.

The Company’s investments are in originating primarily short-term commercial and single-family construction and land development mortgage notes secured by first deeds of trust, mortgages or legal title in real property located in Colorado, Texas and Utah.  The investments are exposed to various risks, such as market or credit risks.

Note 5 - Mortgage notes receivable

The stated principal amount of loans receivable in the Company’s portfolio represents the Company’s interest in loans secured by first deeds of trust and is presented net of interest reserve and construction reserve holdbacks in the consolidated balance sheet.

The interest reserve holdback represents amounts withheld from the funding of certain mortgage notes receivable for the purpose of satisfying monthly interest payments over all or part of the term of the related note.  Accrued interest is paid out of the interest reserve and recognized as interest income at the end of each month.  The construction reserve holdback represents amounts withheld from the funding of construction loans until the Company’s management deems construction to be sufficiently completed.

The PPM for the Company includes specific criteria for mortgages qualified to be investments of the Company, including that all notes be first position liens and that the maximum loan to value ratio be 65%, and prior to funding, all loan packages will include an appraisal by a third party qualified appraiser.  The maximum amount of a single loan may not exceed 10% and the maximum amount to a single borrower may not exceed 15% of the total assets of the Company.

Mortgage notes receivable are recorded at their cost, which are approximate to their face amounts, and interest rates generally range from 10% to 13%.

A summary of information pertaining to mortgage notes receivable at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Total loan commitments	$614,594,153	$445,981,962
Less:
Construction holdbacks	141,910,841	152,166,118
Interest reserves	12,383,423	15,609,082
Allowance for loan losses	–	167,142
Total mortgage notes receivable	$460,299,889	$278,039,620

BRELF II, LLC and Subsidiaries

Notes to Unaudited Interim Consolidated Financial Statements

The Notes are considered to be short-term financings, with the expectation of repayment generally within 6 to 18 months.  The Company generally collects a three to five percent origination fee at each initial loan closing for Notes with a 12-month term, and a one percent fee per two-month extension, of which the Company retains 20% and 80% is remitted to the Manager.

Defaulted notes

All loans require monthly interest only payments.  Most loans are structured with an interest reserve holdback that covers the interest payments for most of the initial term of the loan.  Once the interest reserve is depleted, borrowers are expected to make their monthly interest payment within 10 days of month end.

Loans can be placed in default status if an interest payment is more than 30 days past due; if a note matures and the borrower fails to extend; or if the collateral becomes impaired in such a way that the ultimate collection of the note is doubtful.  A loan can be removed from default status if the late interest payments are brought current; if the borrower complies with appropriate re-underwriting to extend the note; or if additional collateral is provided for the note to provide cash flow or bring the loan to collateral value ratio below 65%.

Non-accrual on defaulted loans

No interest income is recorded on notes that are in default, unless the interest is paid.  At September 30, 2019 and December 31, 2018 all defaulted and impaired loans were on nonaccrual status.

The composition of the loan portfolio is as follows as of the period indicated:

Total loans by segment	September 30, 2019	December 31, 2018
Current mortgage notes receivable	$460,299,889	$276,562,344
Defaulted and impaired loans	–	1,644,418
Total mortgage notes receivable	$460,299,889	$278,206,762

The following tables summarize the allocation of the allowance for loan loss, as well as the activity in the allowance for loan loss attributed to various segments in the loan portfolio, as of and for the period indicated:

	Current mortgage notes receivable	Reserves on loans in default	Total Reserves
Beginning January 1, 2019	$–	$167,142	$167,142
Provision for loan losses	–	(167,142)	(167,142)
Charge offs	–	–	–
Recoveries	–	–	–
Ending September 30, 2019	$–	$–	$–

	Current mortgage notes receivable	Reserves on loans in default	Total Reserves
Beginning January 1, 2018	$–	$–	$–
Provision for loan losses	–	353,968	353,968
Charge offs	–	–	–
Recoveries	–	–	–
Ending September 30, 2018	$–	$353,968	$353,968

BRELF II, LLC and Subsidiaries

Notes to Unaudited Interim Consolidated Financial Statements

	Current mortgage notes receivable	Reserves on loans in default	Total Reserves
Beginning July 1, 2019	$–	$–	$–
Provision for loan losses	–	–	–
Charge offs	–	–	–
Recoveries	–	–	–
Ending September 30, 2019	$–	$–	$–

	Current mortgage notes receivable	Reserves on loans in default	Total Reserves
Beginning July 1, 2018	$–	$278,292	$278,292
Provision for loan losses	–	75,676	75,676
Charge offs	–	–	–
Recoveries	–	–	–
Ending September 30, 2018	$–	$353,968	$353,968

There were no impaired loans at September 30, 2019.

Three months ended September 30, 2019
Average investment in impaired loans	Interest income recognized
$1,622,308	$–

A summary of information pertaining to impaired loans at December 31, 2018:

	Recorded investments (Loan balance less charge- offs)	Unpaid principal balance	Related allowance	Average investment in impaired loans	Interest income recognized
With allowance recorded on impaired loans	$1,664,418	$1,664,418	$167,142	$1,192,275	$–

Three months ended September 30, 2018
Average investment in impaired loans	Interest income recognized
$1,954,983	$–

BRELF II, LLC and Subsidiaries

Notes to Unaudited Interim Consolidated Financial Statements

Note 6 - Members’ equity

The Manager is the sole common unit holder of the Company.  Pursuant to the terms of the PPM, as amended on September 18, 2017, the Company can offer up to $500,000,000 of membership interests in the Company.  Each dollar is considered equal to one preferred unit, with a minimum contribution amount of $100,000, subject to Manager discretion in accepting lesser amounts.  Effective with the Company’s REIT election on October 1, 2018, preferred units were exchanged at a 1:100 ratio.  After one year, preferred unit holders may request redemptions, subject to the Manager’s sole discretion to establish reserves and to determine cash available for redemptions.  All redemption requests made in any calendar quarter are paid out on the first day of the subsequent quarter.  The actual redemption amount will be equal to the unit value in effect at the time of the redemption payment, multiplied by the number of units redeemed by the member.  No new mortgages will be funded until all outstanding redemption requests from the previous quarters are met, with the exception of draws on construction loans, which will be funded irrespective of outstanding redemption requests.  The preferred unit holders have the right by majority vote to replace the Manager.

Preferred unit holders are expected to receive a monthly preferred return, per preferred unit held, determined as of the date the distribution of the preferred return is declared.  The preferred return is paid out of the fees and other income received.  The preferred return in not guaranteed and is only paid monthly to the extent earned by the Company.

The Company makes distributions of available cash at the discretion of the Manager; however, generally the Company makes distributions of preferred return monthly within 15 days after the last day of the previous month.  Distributions, when made, are made to and among the members and Manager as follows:

(a)	First, to and among all the members any fee based income (defined as 20% of the loan fee income received from origination points, late fees and renewal fees);

(b)
Second, to and among the members, pro rata in accordance with their preferred units, the unpaid preferred return (for the current month if any, inclusive of the fee based income) due to each member as of the date of distribution; and

(c)	Thereafter, after deducting expenses, the distribution is as follows:

(i)	Eighty percent (80%) to the members pro rata; and

(ii)	Twenty percent (20%) to the Manager.

Note 7 - Related party transactions

Certain members of the Company are considered related parties.

BRELF II, LLC and Subsidiaries

Notes to Unaudited Interim Consolidated Financial Statements

A summary of information pertaining to member related parties at September 30, 2019 and December 31, 2018:

	As of
	September 30, 2019	December 31, 2018
Capital balances	$6,403,084	$6,241,031
Dividends payable	57,767	57,870

	Nine months ended
	September 30, 2019	September 30, 2018
Contributions, net	$162,053	$102,948
Redemptions	–	–
Income allocated	527,008	180,862

	Three months ended
	September 30, 2019	September 30, 2018
Contributions, net	$10,524	$9,594
Redemptions	–	–
Income allocated	171,900	62,951

Related parties include PBRELF I, LLC, BRELF III, LLC, BRELF IV, LLC, the related respective management companies and Broadmark Capital, LLC.  Amounts payable and receivable to these other related parties were immaterial at September 30, 2019 and December 31, 2018.

Note 8 - Commitments and contingencies

The Company’s commitments and contingencies include usual obligations incurred by real estate companies in the normal course of business.  These include interest reserves and construction holdbacks as disclosed in Note 5.  In the opinion of management, these matters will not have a material adverse effect on the Company’s financial position and results of operations.

Note 9 – Fair value measurements

Certain assets of the Company have been measured at fair value on a nonrecurring basis.  There were no assets or liabilities measured on a recurring basis.  As required by the accounting standard for fair value measurement and disclosures, assets and liabilities are classified in their entirety within the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

There were no impaired loans or REO at September 30, 2019.

BRELF II, LLC and Subsidiaries

Notes to Unaudited Interim Consolidated Financial Statements

The table below sets forth by level within the fair value hierarchy assets and liabilities measured and reported at fair value on a nonrecurring basis as of December 31, 2018:

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
Nonperforming mortgage notes receivable	$–	$–	$1,664,418
Real estate property	–	–	1,709,729
Total	$–	$–	$3,374,147

The following table presents additional information about valuation methodologies and inputs used for assets that are measured at fair value and categorized within Level 3 as of December 31, 2018:

Investments	Fair value at December 31, 2018	Valuation technique	Unobservable input	Range of inputs[1]
Nonperforming mortgage notes receivable	$1,664,418	Market comparable	Adjustment to appraisal value	0-10%
Real estate property	1,709,729	Market comparable	Adjustment to appraisal value	0-10%
Total	$3,374,147
[1] Discount for selling costs.

Fair value of financial instruments

For certain of the Company’s financial instruments, including cash equivalents, interest and fees receivable, other receivables, accounts payable, and accrued expenses, which are classified under Level 1 within the fair value hierarchy, the carrying amounts approximate fair value due to their short maturities.

For mortgage notes receivable, which ae classified under Level 3 within the fair value hierarchy, fair values are based on discounted cash flows considering interest rate risk and creditworthiness of the borrower.  In addition, the Company performs monthly credit reviews of the loan portfolio and considers current economic conditions, review of specific problem loans and other economic and industry factors, as well as the value of the underlying collateral, in determining fair value.  The mortgage notes are secured by first deeds of trust, security agreements or legal title to real estate located in the United States.  The notes generally have terms ranging between 6 and 18 months and may be extended by paying additional fees.  Due to the short-term maturity of the notes, carrying value approximates fair value.

Investments in real estate properties are carried at fair value under Level 3 within the fair value hierarchy.  Properties owned are initially recorded at the sale price plus closing costs.  Costs related to acquisition, development, construction and improvements are capitalized.  At each reporting date, the fair value of real estate properties is based upon independent third-party appraisals of value.

BRELF II, LLC and Subsidiaries

Notes to Unaudited Interim Consolidated Financial Statements

Note 10 - Subsequent events

Subsequent to September 30, 2019, the Company placed one loan in default.  The loan had a principal balance of $2,112,127.  A loan loss reserve of $211,213 was recorded on October 31, 2019.

On August 9, 2019, the Company entered into a definitive agreement with Trinity Merger Corp. to effectuate a business combination transaction which will combine the Company, Manager, Pyatt Broadmark Management, LLC, Broadmark Real Estate Management III, LLC, Broadmark Real Estate Management IV, LLC, PBRELF I, LLC, BRELF III, LLC, and BRELF IV, LLC into a publicly-traded internally managed Mortgage REIT.  The transaction received investor and regulatory approval and closed on November 14, 2019.

In accordance with quarterly redemption rights, holders of preferred units were permitted to request redemptions from available cash at the end of September 2019.  The total amount of redemptions requested was approximately $55,000,000.  Following payment of these redemptions and regular monthly distributions in early October 2019, the Fund’s cash balance was reduced to approximately $2,300,000.

BRELF III, LLC

Balance Sheets (unaudited)

	As of September 30, 2019	As of December 31, 2018
Assets
Cash and cash equivalents	$6,511,234	$4,124,069
Mortgage notes receivable, net	16,766,285	7,539,360
Interest and fees receivable	28,418	5,248
Total assets	$23,305,937	$11,668,677
Liabilities and Members’ Equity
Accounts payable and accrued expenses	$44,296	$134,937
Dividends payable	183,574	103,097
Contributions received in advance	–	70,000
Total liabilities	227,870	308,034
Commitments and contingencies (Note 8)
Members’ equity
Preferred Units - Preferred units (voting) 230,741 and 114,506 units issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	23,074,110	11,450,642
Common units, $0 par value, 1 unit authorized; 1 unit issued and outstanding as of September 30, 2019 and December 31, 2018	–	–
Retained earnings (accumulated deficit)	3,957	(89,999)
Members’ equity	23,078,067	11,360,643
Total liabilities and members’ equity	$23,305,937	$11,668,677

See Notes to Financial Statements.

BRELF III, LLC

Statement of Income (unaudited)

	Three months ended September 30, 2019		Nine months ended September 30, 2019	January 24 (date of inception) through September 30, 2018
Revenue
Interest income	$646,470	$174,120	$1,564,710	$275,627
Fee income	77,958	36,862	174,579	71,042
Total revenue	724,428	210,982	1,739,289	346,669
Expense
Professional fees	(11,749)	4,800	54,382	8,862
Other	8,750	–	25,000	–
Total expenses	(2,999)	4,800	79,382	8,862
Net income	$727,427	$206,182	$1,659,907	$337,807

See Notes to Financial Statements.

BRELF III, LLC

Statement of Changes in Members’ Equity (unaudited)
For the nine months ended September 30, 2019 and January 24 (date of inception)
through September 30, 2018

	Manager	Members	Total
Balance, January 24, 2018	–	$–	$–
Contributions
Cash		8,115,000	8,115,000
Reinvestments		105,624	105,624
Net income		337,807	337,807
Incentive fee allocation to manager	22,890	$(22,890)	–
Distributions	(22,890)	(308,407)	(331,297)

Balance, September 30, 2018	$–	$8,227,134	$8,227,134

	Common Units		Preferred Units (voting)		(Accumulated deficit) Retained earnings	Total
	Units	Amount	Units	Amount
Balance, December 31, 2018	1	$–	114,506	$11,450,642	$(89,999)	$11,360,643
Contributions
Cash			113,598	11,359,780	–	11,359,780
Reinvestments			5,854	585,431	–	585,431
Net income					1,659,907	1,659,907
Incentive fee allocation to manager					(153,238)	(153,238)
Distributions					(1,412,713)	(1,412,713)
Redemptions			(3,217)	(321,743)	–	(321,743)
Balance, September 30, 2019	1	$–	230,741	$23,074,110	$3,957	$23,078,067

See Notes to Financial Statements.

BRELF III, LLC

Statement of Changes in Members’ Equity (unaudited)
For the three months ended September 30, 2019 and September 30, 2018

	Manager	Members	Total
Balance, July 1, 2018	–	$4,576,045	$4,576,045
Contributions
Cash	–	3,585,000	3,585,000
Reinvestments	–	64,327	64,327
Net income	–	206,182	206,182
Incentive fee allocation to manager	16,351	$(16,351)	–
Distributions	(16,351)	(188,069)	(204,420)

Balance, September 30, 2018	$–	$8,227,134	$8,227,134

	Common Units		Preferred Units (voting)		(Accumulated deficit) Retained earnings	Total
	Units	Amount	Units	Amount
Balance, July 1, 2018	1	$–	188,572	$18,857,191	$(85,932)	$18,771,259
Contributions		–
Cash	–	–	41,882	4,188,207	–	4,188,207
Reinvestments	–	–	2,414	241,468	–	241,468
Net income	–	–	–	–	727,427	727,427
Incentive fee allocation to manager	–	–	–	–	(57,717)	(57,717)
Distributions	–	–	–	–	(579,821)	(579,821)
Redemptions	–	–	(2,127)	(212,756)	–	(212,756)
Balance, September 30, 2019	1	$–	230,741	$23,074,110	$3,957	$23,078,067

See Notes to Financial Statements.

BRELF III, LLC

Statement of Cash Flows (unaudited)

	Nine months ended September 30, 2019	January 24 (date of inception) through September 30, 2018
Cash flows from operating activities
Net Income	$1,659,907	$337,807
Adjustments to reconcile net income to net cash used in operations:
Changes in operating assets and liabilities:
Interest and fees receivable	(23,170)	–
Other receivables	–	9,241
Accounts payable and accrued expenses	(90,641)	8,545
Net cash from operating activities	1,546,096	355,593
Cash flows from investing activities
Investments in mortgage notes receivable	(9,226,925)	(4,005,416)
Net cash used in investing activities	(9,226,925)	(4,005,416)
Cash flows from financing activities
Contributions	11,359,780	8,115,000
Contributions received in advance	(70,000)	500,000
Dividends payable, net	80,477	77,641
Distributions	(980,520)	(225,673)
Redemptions	(321,743)	–
Net cash from financing activities	10,067,994	8,466,968
Net change in cash	2,387,165	4,817,145
Cash and cash equivalents, beginning of period	4,124,069	–
Cash and cash equivalents, end of period	$6,511,234	$4,817,145
Supplemental disclosure of non cash investing and financing activities
Reinvested distributions	$585,431	$105,624

See Notes to Financial Statements.

BRELF III, LLC

Notes to Financial Statements

Note 1 - Organization and business

BRELF III, LLC (the “Company”) is a Washington limited liability company formed on January 24, 2018 and operates under the Amended and Restated Limited Liability Company Agreement (the “Operating Agreement”) dated October 1, 2018.  The Company will have perpetual existence unless terminated pursuant to the provisions of the Operating Agreement.  Effective January 1, 2019, the Company elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes.

The Company is a private real estate lending company that originates primarily commercial and single-family construction and land development mortgages secured by real estate.  The primary purpose of the Company is to make short-term, first position construction and development loans secured by deeds of trust on real estate located exclusively in the in Georgia, North Carolina, South Carolina, Tennessee and Florida.

The Company has an agreement with Broadmark Real Estate Management III, LLC (the “Manager”) to manage the underwriting, closing, servicing, and disposition of mortgage notes, and perform all general and administrative duties.  The Manager is the common unit holder and functions as managing member of the Company.  The Company derives its revenue from loan origination fees, extension and late fees, and interest income related to mortgage notes underwritten by the Company or the Manager.  Fee income is recognized as received, and consists of the Company’s 20% share of origination, renewal and late fees an all loans.  The remaining 80% of these fees are paid directly to the Manager, who services the loans.  Interest income is accrued and recognized as interest becomes due pursuant to the loan terms.

Note 2 - Summary of significant Accounting policies

Basis of accounting

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) using the guidance related to “Financial Services—Investment Companies” as detailed in the Financial Accounting Standards Board’s Accounting Standards Codification Topic 946.  Effective with the REIT election on January 1, 2019, ASC 946 no longer applied to the Company.  This change resulted in different presentations of the basic financial statements from the Company’s previously issued financial statements, as well as significant revisions of the financial statement disclosures in order to conform to GAAP.  However, the change in the application of GAAP did not result in any changes to the Company’s opening members’ equity as of January 1, 2019.

Subsequent events

The Company has evaluated subsequent events through the date the financial statements were issued.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the fair value of investments, certain reported amounts and disclosures at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Accordingly, actual results could differ from those estimates.

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.  The Company has a cash management sweep account repurchase agreement whereby its bank nightly sweeps cash in excess of $750,000, sells the Company specific U.S. Government securities and then repurchases them the next day.  The balance in the sweep account at September 30, 2019 and December 31, 2018, was $6,246,618 and $3,873,134, respectively.

BRELF III, LLC

Notes to Financial Statements

Mortgage notes receivable

Mortgage notes receivable are held for investment purpose, anticipated to be held until maturity and are carried at cost, net of unfunded commitments and allowance for loan losses.  Mortgage notes receivable that are deemed to be impaired are carried at amortized cost less a specific allowance for loan losses.

The mortgage notes are secured by first deeds of trust, security agreements or legal title to real estate located in the United States.  The notes generally have terms ranging between 6 and 18 months and may be extended by paying additional fees.

Many construction loans provide for minimum interest provisions, under which the contractual rate applies to 70% of the face amount of the note until the actual outstanding principal exceeds the minimum threshold.  Interest income on mortgage notes is accrued and included in operating income based on contractual rates applied to the principal balance outstanding, unless there is a minimum interest provision in the promissory note.  Income recognition is suspended when a loan is designated non-performing and resumes only when the suspended loan becomes contractually current and performance is demonstrated to have resumed.

The Company collects loan origination fees in conjunction with origination.  The Company does not defer origination fees or costs and, rather, records origination fees and costs at the time of origination due to the short-term nature of the loans, the difference is not considered significant.

Loans Held for Investment

Loans held for investment are reported at the principal amount outstanding.  Interest on performing loans is accrued and recognized as interest income at the contractual rate of interest, or at the contractual rate of monthly minimum interest.  All loans are held for investment, and the intent is always to hold the loan to maturity.  The Company rarely sells a note and does not originate a note with the intent to sell the note.

Allowance for loan losses

The allowance for loan losses reflects management’s estimate of loan losses inherent in the loan portfolio as of the balance sheet date.  The allowance is increased or decreased through the loan loss provision or recovery on the Company’s statement of income and is decreased by charge-offs when losses are confirmed through the receipt of assets, such as in a pre-foreclosure sale or upon ownership control of the underlying collateral in full satisfaction of the loan upon foreclosure or when significant collection efforts have ceased.  The allowance for loan losses is determined on an asset-specific basis.

The asset-specific reserve relates to reserves for losses on individual impaired loans.  The Company considers a loan to be impaired when, based upon current information and events, it believes that it is probable that the Company will be unable to collect all amounts due under the contractual terms if the loan agreement.  This assessment is made on an individual basis month based on such factors as payment status, lien position, borrower financial resources and investment collateral, collateral type, project economics and geographical location as well as national and regional economic factors.  A reserve is established for an impaired loan when the present value of payments expected to be received, observable market prices or the estimated fair value of the collateral (for loans that are dependent on the collateral for repayment) is lower than the carrying value of that loan.

For collateral-dependent impaired loans, the company records an estimated allowance of 10% of the outstanding principal at the time the note is put into default.  Valuations are performed or obtained at the time a loan is determined to be impaired and designated non-performing, and they are updated if circumstances indicate that a significant change in value has occurred.  The Manager generally will obtain external “as is” appraisals for loan collateral to estimate the fair value of the collateral for such loans.

BRELF III, LLC

Notes to Financial Statements

The Company designates non-performing loans at such time as (i) the borrower fails to make the required monthly interest-only loan payments; (ii) the loan has a maturity default; or (iii) in the opinion of the Manager, it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan.  Loans are charged off to the allowance for loan losses when the contractual amount is no longer realizable.

Real estate properties

Investments in real estate properties consists of real estate acquired in settlement of loans.  Real estate acquired through foreclosure is recorded at fair market value at the time of foreclosure, which generally approximates the carrying value of the loan secured by such property.  All other real estate acquisitions are recorded at cost.  All costs related to acquisition, development, construction and improvements, including repairs, maintenance and legal costs are capitalized and subsequently measured for impairment.

Income taxes

The Company operates and has elected to be taxed as a REIT commencing with its conversion to a REIT effective January 1, 2019.  Accordingly, the Company will generally not be subject to corporate U.S. federal or state income tax to the extent that the Company makes qualifying distributions to members, and provided that the Company satisfies, on a continuing basis, through actual investment and operating results, the REIT requirements including certain asset, income, distribution and unit ownership tests.  If the Company fails to qualify as a REIT, and does not qualify for certain statutory relief provisions, the Company will be subject to U.S. federal, state and local income taxes and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year in which the Company lost its REIT qualification.  Accordingly, the failure to qualify as a REIT could have a material adverse impact on the Company’s results of operations and amounts available for distribution to members.

As a REIT, if the Company fails to distribute in any calendar year (subject to specific timing rules for certain dividends paid in January) at least the sum of (i) 85% of its ordinary income for such year; (ii) 95% of its capital gain net income for such year; and (iii) any undistributed taxable income from the prior year, the Company would be subject to a non-deductible 4% excise tax on the excess of such required distribution over the sum of (x) the amounts actually distributed and (y) the amounts of income retained on which the Company has paid corporate income tax.

The dividend-paid deduction for qualifying dividends paid to members is computed using the Company’s taxable income as opposed to net income reported in the Statement of Income.  Taxable income, generally, will differ from income reported in the Statement of Income because the determination of taxable income is based on tax regulations and GAAP.

For the period from January 1, 2019 through September 30, 2019, the Company was in compliance with all REIT qualification and distribution requirements.

The subsidiaries are limited liability companies and are classified as partnerships for income tax purposes.  The Subsidiaries are considered disregarded entities for federal income tax purposes.

The Company has no unrecognized tax benefits at September 30, 2019.  Management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

The Company recognizes interest and penalties associated with tax matters, if applicable, as operating expenses and includes accrued interest and penalties with the related tax liability in the balance sheet.

Revenue recognition

The Company derives its revenue from loan origination fees, extension and late fees, and interest income related to mortgage notes underwritten by the Company or the Manager.  Fee income is recognized as received, and consists of the Company’s 20% share of origination, renewal and late fees on all loans.  The remaining 80% of these fees are paid directly to the Manager, who services the loans.  Interest income is accrued and recognized as interest becomes due pursuant to the loan terms.

BRELF III, LLC

Notes to Financial Statements

Fair value measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price).  Fair value is a market-based measurement that should be determined based on the assumptions market participants would use in pricing the asset or liability.  As a basis for considering market participant assumptions in fair value measurements, a fair value hierarchy distinguishes between (1) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (2) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs).  Valuation techniques used to measure fair value shall maximize the use of observable inputs and minimize the use of unobservable inputs.  The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels, as follows:

•	Level 1 – Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2 – Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The fair value hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs.  In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible while also considering counterparty credit risk in the assessment of fair value.

Note 3 – Recent Accounting Pronouncements

In June 2016, FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326), and in 2019 issued ASU 2019-04, which provides codification improvements, and ASU 2019-05, which provides targeted transition relief for entities adopting ASU 2016-13. ASU No. 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates: The update finalized various effective date delays for private companies, not-for-profit organizations, and certain smaller reporting companies applying the credit losses (CECL), leases, and hedging standards. The guidance replaces the incurred loss model with an expected loss model, which is referred to as the current expected credit loss (CECL) model. Early adoption is permitted for interim and annual periods beginning after December 15, 2018.  Upon issuance of the final ASU, the Company plans to adopt this guidance on January 1, 2023.  The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables and held-to maturity debt securities.  It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in certain leases recognized by a lessor.  In addition, the amendments in this Update require credit losses be presented as an allowance rather than as a write-down on available-for-sale debt securities.  The Company has formed a CECL committee that is assessing data and system needs in order to evaluate the impact of adopting the new guidance.  We expect to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which we adopt the new standard. At this time, the impact is being evaluated.

BRELF III, LLC

Notes to Financial Statements

Note 4 - Concentrations of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and mortgage notes receivable.

The Company maintains its cash and cash equivalents with high-credit quality financial institutions.  At times, such amounts may exceed federally insured limits.  At September 30, 2019 and December 31, 2018, the uninsured cash and cash equivalents balance was approximately $6,261,234 and $3,874,069, respectively.

The Company’s investments are in originated short-term mortgage notes secured by first deeds of trust, mortgages or legal title in real property in Georgia, North Carolina, South Carolina, Tennessee, and Florida.  The investments are exposed to various risks, such as market or credit risks.

Note 5- Mortgage notes receivable

The stated principal amount of loans receivable in the Company’s portfolio represents the Company’s interest in loans secured by first deeds of trust and is presented net of interest reserve and construction reserve holdbacks in the statement of assets, liabilities and members’ equity.

The interest reserve holdback represents funds withheld from the funding of certain mortgage notes receivable for the purpose of satisfying monthly interest payments over all or part of the term of the related note.  Accrued interest is paid out of the interest reserve and recognized as interest income at the end of each month.  The construction reserve holdback represents amounts withheld from the funding of construction loans until the Company’s management deems construction to be sufficiently completed.

The Private Placement Memorandum (“PPM”) for the Company includes specific criteria for mortgages qualified to be investments of the Company, including that all notes be first position liens and that the maximum loan to value ratio be 65%, and prior to funding, all loan packages will include an appraisal by a qualified third-party appraiser.  The maximum amount of a single loan may not exceed 10% and the maximum amount to a single borrower may not exceed 15% of the total assets of the Company.

The Notes are recorded at their market values, which are approximate to their face amounts, and interest rates generally range from 12% to 12.5%.

A summary of information pertaining to mortgage notes receivable at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Total loan commitments	$28,276,939	$15,866,252
Less:
Construction holdbacks	10,700,246	8,068,378
Interest reserves	810,408	258,514
Allowance for loan losses	–	–
Total mortgage notes receivable	$16,766,285	$7,539,360

The Notes are considered to be short-term financings, with the expectation of repayment generally within 6 to 12 months.  The Company targets to collect a five percent origination fee at each initial loan closing for Notes with a 12-month term, and a one percent fee per two-month extension, of which the Company retains 20% and 80% is remitted to the Manager.

BRELF III, LLC

Notes to Financial Statements

Defaulted notes

All loans require monthly interest only payments.  Most loans are structured with an interest reserve holdback that covers the interest payments for most of the initial term of the loan.  Once the interest reserve is depleted, borrowers are expected to make their monthly interest payment within 10 days of month end.

Loans can be placed in default status if an interest payment is more than 30 days past due; if a note matures and the borrower fails to extend; or if the collateral becomes impaired in such a way that the ultimate collection of the note is doubtful.  A loan can be removed from default status if the late interest payments are brought current; if the borrower complies with appropriate re-underwriting to extend the note; or if additional collateral is provided for the note to provide cash flow or bring the loan to collateral value ratio below 65%.

Non-accrual on defaulted loans

No interest income is reported on notes that are in default, unless the interest is paid.  At September 30, 2019 and December 31, 2018 no loans were in default.

Note 6 - Members’ equity

Pursuant to the terms of the PPM, the Fund can offer up to $250,000,000 of membership interests in the Fund.  Each dollar is considered equal to one membership unit, with a minimum contribution amount of $100,000, subject to Manager discretion in accepting lesser amounts.  Effective with the Company’s REIT election on January 1, 2019, preferred units were exchanged at a 1:100 ratio.  The Manager is the sole common unit holder of the Company.  After one year, preferred unit holders may request redemptions, subject to the Manager’s sole discretion to establish reserves and to determine cash available for redemptions.  All redemption requests made in any calendar quarter are paid out on the first day of the subsequent quarter.  The actual redemption amount will be equal to the unit value in effect at the time of the redemption payment, multiplied by the number of units redeemed by the member.  No new mortgages will be funded until all outstanding redemption requests from the previous quarters are met, with the exception of draws on construction loans, which will be funded irrespective of outstanding redemption requests.  The preferred unit holders have the right by majority vote to replace the Manager.

Preferred unit holders are expected to receive a monthly preferred return, per preferred unit held, determined as of the date the distribution of the preferred return is declared.  The preferred return is paid out of the fees and other income received.  The preferred return in not guaranteed and is only paid monthly to the extent earned by the Company.

The Company makes distributions of available cash at the discretion of the Manager; however, generally the Company makes distributions of preferred return monthly within 15 days after the last day of the previous month.  Distributions, when made, are made to and among the members and Manager as follows:

(a)	First, to and among all the members any fee based income (defined as 20% of the loan fee income received from origination points, late fees and renewal fees);

(b)
Second, to and among the members, pro rata in accordance with their preferred units, the unpaid preferred return (for the current month if any, inclusive of the fee based income) due to each member as of the date of distribution; and

(c)	Thereafter, after deducting expenses, the distribution is as follows:

(i)	Eighty percent (80%) to the members pro rata; and

(ii)	Twenty percent (20%) to the Manager.

BRELF III, LLC

Notes to Financial Statements

Note 7 - Related party transactions

Certain members of the Company are considered related parties.

A summary of information pertaining to member related parties at September 30, 2019 and December 31, 2018:

	As of
	September 30, 2019	December 31, 2018
Capital balances	$719,061	$674,561
Dividends payable	5,701	6,074

	Nine months ended
	September 30, 2019	September 30, 2018
Contributions, net	$674,561	$49,532
Redemptions	–	–
Income allocated	56,508	27,019

	Three months ended
	September 30, 2019	September 30, 2018
Contributions, net	$674,591	$6,229
Redemptions	–	–
Income allocated	17,922	11,989

Related parties include PBRELF I, LLC, BRELF II, LLC, BRELF IV, LLC, the related respective management companies and Broadmark Capital, LLC.  Amounts payable and receivable to these other related parties were immaterial at September 30, 2019 and December 31, 2018.

Note 8 - Commitments and contingencies

The Company’s commitments and contingencies include usual obligations incurred by real estate companies in the normal course of business.  These include interest reserves and construction holdbacks as disclosed in Note 5.  In the opinion of management, these matters will not have a material adverse effect on the Company’s financial position and results of operations.

Note 9 – Fair value measurements

Fair value of financial instruments

For certain of the Company’s financial instruments, including cash equivalents, interest and fees receivable, other receivables, accounts payable, and accrued expenses, which are classified under Level 1 within the fair value hierarchy, the carrying amounts approximate fair value due to their short term maturities.

For mortgage notes receivable, which are classified under Level 3 within the fair value hierarchy, fair values are based on discounted cash flows considering interest rate risk and creditworthiness of the borrower.  In addition, the Company performs monthly credit reviews of the loan portfolio and considers current economic conditions, review of specific problem loans and other economic and industry factors, as well as the value of the underlying collateral, in determining fair value.  The mortgage notes are secured by first deeds of trust, security agreements or legal title to real estate located in the United States.  The notes generally have terms ranging between 6 and 18 months and may be extended by paying additional fees.  Due to the short-term maturity of the notes, fair value approximates carrying value.

BRELF III, LLC

Notes to Financial Statements

Note 10 - Subsequent events

On August 9, 2019, the Company entered into a definitive agreement with Trinity Merger Corp. to effectuate a business combination transaction which will combine the Company, Manager, Pyatt Broadmark Management, LLC, Broadmark Real Estate Management II, LLC, Broadmark Real Estate Management IV, LLC, PBRELF I, LLC, BRELF II, LLC, and BRELF IV, LLC into a publicly-traded internally managed Mortgage REIT.  The transaction received investor and regulatory approval and closed on November 14, 2019.

In accordance with quarterly redemption rights, holders of preferred units were permitted to request redemptions from available cash at the end of September 2019.  The total amount of redemptions requested was approximately $1,300,000.  Following payment of these redemptions and regular monthly distributions in early October 2019, the Fund’s cash balance was reduced to approximately $7,300,000.

BRELF IV, LLC

Balance Sheet (unaudited)

As of September 30, 2019
Assets
Cash and cash equivalents	$936,594
Mortgage notes receivable, net	2,667,239
Interest and fees receivable	3,000
Total assets	$3,606,833

Liabilities and Members’ Equity

Liabilities
Accounts payable and accrued expenses	$18,146
Dividends payable	30,377
Total liabilities	48,523

Commitments and contingencies (Note 7)

Members’ equity
Preferred Units - Preferred units (voting) 35,583 units issued and outstanding as of September 30, 2019	3,558,310
Common units, $0 par value, 1 unit authorized; 1 unit issued and outstanding as of September 30, 2019	–
Retained earnings	–
Members’ equity	3,558,310
Total liabilities and members’ equity	$3,606,833

See Notes to Financial Statements.

BRELF IV, LLC

Statement of Income (unaudited)

	Three Months ended September 30, 2019	February 28 (date of inception) through September 30, 2019
Revenue
Interest income	$79,454	$102,130
Fee income	9,896	22,490
Total revenue	89,350	124,620
Expense
Other	747	933
Total expenses	747	933
Net income	$88,603	$123,687

See Notes to Financial Statements.

BRELF IV, LLC

Statement of Changes in Members’ Equity (unaudited)
February 28, 2019 (date of inception) through September 30, 2019 and the three months ended
September 30, 2019

	Common Units		Preferred Units (voting)
	Units	Amount	Units	Amount	Retained earnings	Total
Balance, February 28, 2019	1	$–	–	$–	$–	$–
Contributions
Cash			35,246	3,524,619	–	3,524,619
Reinvestments			337	33,691	–	33,691
Net income				–	123,687	123,687
Incentive fee allocation to manager				–	(10,293)	(10,293)
Distributions				–	(113,394)	(113,394)

Balance, September 30, 2019	1	$–	35,583	$3,558,310	$–	$3,558,310

	Common Units		Preferred Units (voting)
	Units	Amount	Units	Amount	Retained earnings	Total
Balance, July 1, 2019	1	$–	242,980	$2,429,804	$1,477	$2,431,281
Contributions
Cash	–	–	(207,254)	1,099,619	–	1,099,619
Reinvestments	–	–	(143)	28,887	–	28,887
Net income	–	–		–	88,603	88,603
Incentive fee allocation to manager	–	–		–	(7,676)	(7,676)
Distributions	–	–		–	(82,404)	(82,404)
	–	–
Balance, September 30, 2019	1	$–	35,583	$3,558,310	$–	$3,558,310

See Notes to Financial Statements.

BRELF IV, LLC

Statement of Cash Flows (unaudited)

February 28 (date of inception) through September 30, 2019
Cash flows from operating activities
Net Income	$123,687
Adjustments to reconcile net income to net cash used in operations:
Changes in operating assets and liabilities:
Interest and fees receivable	(3,000)
Accounts payable and accrued expenses	18,146
Net cash from operating activities	138,833
Cash flows from investing activities
Investments in mortgage notes receivable	(2,667,239)
Net cash used in investing activities	(2,667,239)
Cash flows from financing activities
Contributions	3,524,619
Dividends payable, net	30,377
Distributions	(89,996)
Net cash from financing activities	3,465,000
Net change in cash	936,594
Cash and cash equivalents, beginning of period	–
Cash and cash equivalents, end of period	$936,594
Supplemental disclosure of non cash investing and financing activities Reinvested distributions	$33,691

See Notes to Financial Statements.

BRELF IV, LLC

Notes to Financial Statements

Note 1 - Organization and business

BRELF IV, LLC (the “Company”) is a Washington limited liability company that began operations on February 28, 2019 and operates under a Limited Liability Company Agreement (the “Operating Agreement”) dated January 2, 2019.  The Company will have perpetual existence unless terminated pursuant to the provisions of the Operating Agreement.  From inception, the Company elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes.

The Company is a private real estate lending company that originates primarily commercial and single-family construction and land development mortgages secured by real estate.  The primary purpose of the Company is to make short-term, first position construction and development loans secured by deeds of trust on real estate located exclusively in Maryland, Pennsylvania, Virginia, and the District of Columbia.

The Company has an agreement with Broadmark Real Estate Management IV, LLC (the “Manager”) to manage the underwriting, closing, servicing, and disposition of mortgage notes, and perform all general and administrative duties.  The Manager is the common unit holder and functions as manager of the Company.  The Company derives its revenue from loan origination fees, extension and late fees, and interest income related to mortgage notes underwritten by the Company or the Manager.  Fee income is recognized as received, and consists of the Company’s 20% share of origination, renewal and late fees an all loans.  The remaining 80% of these fees are paid directly to the Manager, who underwrites and services the loans.  Interest income is accrued and recognized as interest becomes due pursuant to the loan terms.

Note 2 - Summary of significant accounting policies

Basis of accounting

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the fair value of investments, certain reported amounts and disclosures at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Accordingly, actual results could differ from those estimates.

Subsequent events

The Company has evaluated subsequent events through the date the financial statements were issued.

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.  The Company has a cash management sweep account repurchase agreement whereby its bank nightly sweeps cash, sells the Company specific U.S. Government securities and then repurchases them the next day.  The balance in the sweep account at September 30, 2019 was $936,594.

Mortgage notes receivable

Mortgage notes receivable are held for investment purpose, anticipated to be held until maturity and are carried at cost, net of unfunded commitments and allowance for loan losses.  Mortgage notes receivable that are deemed to be impaired are carried at amortized cost less a specific allowance for loan losses.

BRELF IV, LLC

Notes to Financial Statements

The mortgage notes are secured by first deeds of trust, security agreements or legal title to real estate located in the United States.  The notes generally have terms ranging between 6 and 18 months and may be extended by paying additional fees.

Many construction loans provide for minimum interest provisions, under which the contractual rate applies to 70% of the face amount of the note until the actual outstanding principal exceeds the minimum threshold.  Interest income on mortgage notes is accrued and included in operating income based on contractual rates applied to the principal balance outstanding, unless there is a minimum interest provision in the promissory note.  Income recognition is suspended when a loan is designated non-performing and resumes only when the suspended loan becomes contractually current and performance is demonstrated to have resumed.

The Company collects loan origination fees in conjunction with origination.  The Company does not defer origination fees or costs and, rather, records origination fees and costs at the time of origination due to the short-term nature of the loans, the difference is not considered significant.

Loans Held for Investment

Loans held for investment are reported at the principal amount outstanding.  Interest on performing loans is accrued and recognized as interest income at the contractual rate of interest, or at the contractual rate of monthly minimum interest.  All loans are held for investment, and the intent is always to hold the loan to maturity.  The Company rarely sells a note, and does not originate a note with the intent to sell the note.

Allowance for loan losses

The allowance for loan losses reflects management’s estimate of loan losses inherent in the loan portfolio as of the balance sheet date.  The allowance is increased or decreased through the loan loss provision or recovery on the Company’s statement of income, and is decreased by charge-offs when losses are confirmed through the receipt of assets, such as in a pre-foreclosure sale or upon ownership control of the underlying collateral in full satisfaction of the loan upon foreclosure or when significant collection efforts have ceased.  The allowance for loan losses is determined on an asset-specific basis.

The asset-specific reserve relates to reserves for losses on individual impaired loans.  The Company considers a loan to be impaired when, based upon current information and events, it believes that it is probable that the Company will be unable to collect all amounts due under the contractual terms if the loan agreement.  This assessment is made on an individual basis month based on such factors as payment status, lien position, borrower financial resources and investment collateral, collateral type, project economics and geographical location as well as national and regional economic factors.  A reserve is established for an impaired loan when the present value of payments expected to be received, observable market prices or the estimated fair value of the collateral (for loans that are dependent on the collateral for repayment) is lower than the carrying value of that loan.

For collateral-dependent impaired loans, the company records an estimated allowance of 10% of the outstanding principal at the time the note is put into default.  Valuations are performed or obtained at the time a loan is determined to be impaired and designated non-performing, and they are updated if circumstances indicate that a significant change in value has occurred.  The Manager generally will obtain external “as is” appraisals for loan collateral to estimate the fair value of the collateral for such loans.

The Company designates non-performing loans at such time as (i) the borrower fails to make the required monthly interest-only loan payments; (ii) the loan has a maturity default; or (iii) in the opinion of the Manager, it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan.  Loans are charged off to the allowance for loan losses when the contractual amount is no longer realizable.

BRELF IV, LLC

Notes to Financial Statements

Real estate property

Real estate property owned by the Company consists of real estate acquired in settlement of loans.  Real estate acquired through foreclosure is recorded at fair market value at the time of foreclosure, which generally approximates the carrying value of the loan secured by such property.  All other real estate acquisitions are recorded at cost.  All costs related to acquisition, development, construction and improvements, including repairs, maintenance and legal costs are capitalized and subsequently measured for impairment.

Income taxes

The Company operates and has elected to be taxed as a REIT.  Accordingly, the Company will generally not be subject to corporate U.S. federal or state income tax to the extent that the Company makes qualifying distributions to members, and provided that the Company satisfies, on a continuing basis, through actual investment and operating results, the REIT requirements including certain asset, income, distribution and unit ownership tests.  If the Company fails to qualify as a REIT, and does not qualify for certain statutory relief provisions, the Company will be subject to U.S. federal, state and local income taxes and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year in which the Company lost its REIT qualification.  Accordingly, the failure to qualify as a REIT could have a material adverse impact on the Company’s results of operations and amounts available for distribution to members.

As a REIT, if the Company fails to distribute in any calendar year (subject to specific timing rules for certain dividend paid in January) at least the sum of (i) 85% of its ordinary income for such year, (ii) 95% of its capital gain net income for such year, and (iii) any undistributed taxable income from the prior year, the Company would be subject to a non-deductible 4% excise tax on the excess of such required distribution over the sum of (x) the amounts actually distributed and (y) the amounts of income retained on which the Company has paid corporate income tax.

The dividend paid deduction for qualifying dividends paid to members is computed using the Company’s taxable income as opposed to net income reported in the Statement of Income.  Taxable income, generally, will differ from income reported in the Statement of Income because the determination of taxable income is based on tax regulations and GAAP.

For the period from January 1, 2019 through September 30, 2019, the Company was in compliance with all REIT qualification and distribution requirements.

The subsidiaries are a limited liability companies and is classified as partnerships for income tax purposes.  The Subsidiaries are considered disregarded entities for federal income tax purposes.

The Company has no unrecognized tax benefits at September 30, 2019.  Management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

The Company recognizes interest and penalties associated with tax matters, if applicable, as operating expenses and includes interest and penalties with the related tax liability in the balance sheet.

Fair value measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price).  Fair value is a market-based measurement that should be determined based on the assumptions market participants would use in pricing the asset or liability.  As a basis for considering market participant assumptions in fair value measurements, a fair value hierarchy distinguishes between (1) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (2) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs).  Valuation techniques used to measure fair value shall maximize the use of observable inputs and minimize the use of unobservable inputs.  The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels, as follows:

BRELF IV, LLC

Notes to Financial Statements

•	Level 1 – Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2 – Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The fair value hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs.  In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible while also considering counterparty credit risk in the assessment of fair value.

Revenue recognition

The Company derives its revenue from loan origination fees, extension and late fees, and interest income related to mortgage notes underwritten by the Company or the Manager.  Fee income is recognized as received, and consists of the Company’s 20% share of origination, renewal and late fees an all loans.  The remaining 80% of these fees are paid directly to the Manager, who services the loans.  Interest income is accrued and recognized as interest becomes due pursuant to the loan terms.  The Company targets to collect a five percent origination fee at each initial loan closing for Notes with a 12-month term, and a one percent fee per two-month extension, of which the Manager retains 80% and 20% is remitted to the Company.

Note 3 - Recent accounting pronouncements.

In June 2016, FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326), and in 2019 issued ASU 2019-04, which provides codification improvements, and ASU 2019-05, which provides targeted transition relief for entities adopting ASU 2016-13. ASU No. 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates: The update finalized various effective date delays for private companies, not-for-profit organizations, and certain smaller reporting companies applying the credit losses (CECL), leases, and hedging standards. The guidance replaces the incurred loss model with an expected loss model, which is referred to as the current expected credit loss (CECL) model. Early adoption is permitted for interim and annual periods beginning after December 15, 2018.  Upon issuance of the final ASU, the Company plans to adopt this guidance on January 1, 2023.  The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables and held-to maturity debt securities.  It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in certain leases recognized by a lessor.  In addition, the amendments in this Update require credit losses be presented as an allowance rather than as a write-down on available-for-sale debt securities.  The Company has formed a CECL committee that is assessing data and system needs in order to evaluate the impact of adopting the new guidance.  We expect to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which we adopt the new standard. At this time, the impact is being evaluated.

BRELF IV, LLC

Notes to Financial Statements

Note 4 - Members’ equity

Pursuant to the terms of the PPM, the Company can offer up to $250,000,000 of preferred membership interests in the Company with a minimum contribution amount of $100,000, subject to Manager discretion in accepting lesser amounts.  As of September 30, 2019, there was one common unit issued and outstanding.  The Manager is the sole common unit holder of the Company.  After one year, preferred unit holders may request redemptions from available cash, subject to the applicable gate and Manager’s sole discretion to establish reserves and to determine cash available for redemptions.  All redemption requests made in any calendar quarter are paid from available cash on the first day of the subsequent quarter.  The actual redemption amount will be equal to the unit value in effect at the time of the redemption payment, multiplied by the number of units redeemed by the member.  No new mortgages will be funded until all outstanding redemption requests from the previous quarters are met, with the exception of draws on construction loans, which will be funded irrespective of outstanding redemption requests.  The preferred unit holders have the right by majority vote to replace the Manager.

Preferred unit holders are expected to receive a monthly preferred return, per preferred unit held, determined as of the date the distribution of the preferred return is declared.  The preferred return is paid out of the fees and other income received.  The preferred return is not guaranteed and is only paid monthly to the extent earned by the Company.

The Company makes distributions of available cash at the discretion of the Manager; however, generally the Company makes distributions of preferred return monthly within 15 days after the last day of the previous month.  Distributions, when made, are made to and among the members and Manager as follows:

(a)	First, to and among all the members any fee based income (defined as 20% of the loan fee income received from origination points, late fees and renewal fees);

(b)
Second, to and among the members, pro rata in accordance with their preferred units, the unpaid preferred return (for the current month if any, inclusive of the fee based income) due to each member as of the date of distribution; and

(c)	Thereafter, after deducting expenses, the distribution of residual earnings is as follows:

(i)	Eighty percent (80%) to the preferred unit holders pro rata; and

(ii)	Twenty percent (20%) to the common unit holder.

Note 5- Mortgage notes receivable

The stated principal amount of loans receivable in the Company’s portfolio represents the Company’s interest in loans secured by first deeds of trust and is presented net of interest reserve and construction reserve holdbacks in the statement of assets, liabilities and members’ equity.

The interest reserve holdback represents funds withheld from the funding of certain mortgage notes receivable for the purpose of satisfying monthly interest payments over all or part of the term of the related note.  Accrued interest is paid out of the interest reserve and recognized as interest income at the end of each month.  The construction reserve holdback represents amounts withheld from the funding of construction loans until the Company’s management deems construction to be sufficiently completed.

The Private Placement Memorandum (“PPM”) for the Company includes specific criteria for mortgages qualified to be investments of the Company, including that all notes be first position liens and that the maximum loan to value ratio be 65%, and prior to funding, all loan packages will include an appraisal by a qualified third-party appraiser.  The maximum amount of a single loan may not exceed 10% and the maximum amount to a single borrower may not exceed 15% of the total assets of the Company.

BRELF IV, LLC

Notes to Financial Statements

Notes receivable are recorded at their market values, which are approximate to their face amounts, and interest rates generally range from 12% to 12.5%.

A summary of information pertaining to mortgage notes receivable at September 30, 2019:

September 30, 2019
Total loan commitments	$3,919,000
Less:
Construction holdbacks	1,173,680
Interest reserves	78,081
Allowance for loan losses	–

Total mortgage notes receivable	$2,667,239

The Notes are considered to be short-term financings, with the expectation of repayment generally within 6 to 12 months.  The Company targets to collect a five percent origination fee at each initial loan closing for Notes with a 12-month term, and a one percent fee per two-month extension, of which the Company retains 20% and 80% is remitted to the Manager.

Defaulted notes

All loans require monthly interest only payments.  Most loans are structured with an interest reserve holdback that covers the interest payments for most of the initial term of the loan.  Once the interest reserve is depleted, borrowers are expected to make their monthly interest payment within 10 days of month end.

Loans can be placed in default status if an interest payment is more than 30 days past due; if a note matures and the borrower fails to extend; or if the collateral becomes impaired in such a way that the ultimate collection of the note is doubtful.  A loan can be removed from default status if the late interest payments are brought current; if the borrower complies with appropriate re-underwriting to extend the note; or if additional collateral is provided for the note to provide cash flow or bring the loan to collateral value ratio below 65%.

Non-accrual on defaulted loans

No interest income is reported on notes that are in default, unless the interest is paid.  At September 30, 2019 no loans were in default.

Note 6 – Related party transactions

Related parties include PBRELF I, LLC, BRELF II, LLC, BRELF III, LLC, the related respective management companies and Broadmark Capital, LLC.  Amounts payable and receivable to these other related parties were immaterial at September 30, 2019.

Note 7 - Commitments and contingencies

The Company’s commitments and contingencies include usual obligations incurred by real estate investment companies in the normal course of business.  In the opinion of management, these matters will not have a material adverse effect on the Company’s financial position and results of operations.

From time to time, the Company is named as a defendant in legal actions relating to transactions conducted in the ordinary course of business.  Although there can be no assurance of the outcome of such legal actions, in the opinion of management, the Company does not have a potential liability related to any current legal proceeding or claim that would individually or in the aggregate materially affect its results of operations, financial condition or cash flows.

BRELF IV, LLC

Notes to Financial Statements

Note 8 - Concentrations of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and mortgage notes receivable.

The Company maintains its cash and cash equivalents with high-credit quality financial institutions.  At times, such amounts may exceed federally insured limits.  At September 30, 2019 the uninsured cash and cash equivalents balance was approximately $686,594.

The Company’s investments are in originated short-term mortgage notes secured by first deeds of trust, mortgages or legal title in real property in Pennsylvania and Washington D.C.  The investments are exposed to various risks, such as market or credit risks.

Note 9 – Fair value measurements

Fair value of financial instruments

For certain of the Company’s financial instruments, including cash equivalents, interest and fees receivable, other receivables, accounts payable, and accrued expenses, which are classified under Level 1 within the fair value hierarchy, the carrying amounts approximate fair value due to their short term maturities.

For mortgage notes receivable, which are classified under Level 3 within the fair value hierarchy, fair values are based on discounted cash flows considering interest rate risk and creditworthiness of the borrower.  In addition, the Company performs monthly credit reviews of the loan portfolio and considers current economic conditions, review of specific problem loans and other economic and industry factors, as well as the value of the underlying collateral, in determining fair value.  The mortgage notes are secured by first deeds of trust, security agreements or legal title to real estate located in the United States.  The notes generally have terms ranging between 6 and 18 months and may be extended by paying additional fees.  Due to the short-term maturity of the notes, fair value approximates carrying value.

Note 10 - Subsequent events

On August 9, 2019, the Company entered into a definitive agreement with Trinity Merger Corp. to effectuate a business combination transaction which will combine the Company, Manager, Broadmark Real Estate Management II, LLC, Broadmark Real Estate Management III, LLC, Broadmark Real Estate Management IV, LLC, BRELF II, LLC, BRELF III, LLC, and BRELF IV, LLC into a publicly-traded internally managed Mortgage REIT.  The transaction received investor and regulatory approval and closed on November 14, 2019.

In accordance with quarterly redemption rights, holders of preferred units were permitted to request redemptions from available cash at the end of September 2019.  The total amount of redemptions requested was approximately $300,000.  Following payment of these redemptions and regular monthly distributions in early October 2019, the Fund’s cash balance was reduced to approximately $600,000.

Pyatt Broadmark Management, LLC

Statements of Assets, Liabilities and Members’ Equity (unaudited)

	As of September 30, 2019	As of December 31, 2018
Assets
Current Assets
Cash	$1,764,190	$101,634
Fees receivable from escrow	180,387	226,521
Due from related parties	1,653,829	945,990
	3,598,406	1,274,145
Noncurrent Assets
Fixed assets, net of depreciation	221,035	192,262
Organization costs	6,293	6,817
	227,328	199,079
Total Assets	$3,825,734	$1,473,224
Liabilities and Members’ Equity
Liabilities
Accrued expenses	$156,340	$154,110
Total liabilities	156,340	154,110
Members’ equity
Class A units 850 and 950 units issued and outstanding as of September 30, 2019 and December 31, 2018	200	200
Class P units 150 and 50 units issued and outstanding as of September 30, 2019 and December 31, 2018	–	–
Additional paid in capital	993,614	259,450
Retained earnings	2,675,580	1,059,464
Members’ equity	3,669,394	1,319,114
Total liabilities and members’ equity	$3,825,734	$1,473,224

See Notes to Financial Statements.

Pyatt Broadmark Management, LLC

Statements of Income (unaudited)

	Three months ended		Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Revenue
Fee income	$4,261,927	$5,189,204	$11,613,505	$10,774,789
Distributions from Fund	937,446	862,830	3,099,704	2,355,366
Total revenue	5,199,373	6,052,034	14,713,209	13,130,155
Expense
Compensation	215,867	264,824	1,436,148	1,046,059
Commissions to Broadmark Capital LLC	1,062,619	613,149	2,436,922	1,613,176
General and administrative	7,075	109,075	273,036	365,567
Excise tax expense	81,133	79,859	209,427	186,323
Legal, audit, insurance	1,267,840	99,980	1,715,846	385,912
Depreciation expense	–	24,000	34,308	64,000
Inspection fees	58,683	48,142	198,919	155,328
Other	1,707	–	5,770	–
Total expenses	2,694,924	1,239,029	6,310,376	3,816,365
Net income	$2,504,449	$4,813,005	$8,402,833	$9,313,790

See Notes to Financial Statements.

Pyatt Broadmark Management, LLC

Statements of Changes in Members’ Equity (unaudited)

	Class A units		Class P units		Additional paid in capital	Retained earnings	Total
	Units	Amount	Units	Amount
Balance at January 1, 2018	1,000	$200		$–	$–	$447,496	$447,696
Net income						9,313,790	9,313,790
Compensation expense related to grant of profits interest	(50)	–	50	–	259,450	–	259,450
Distributions to members						(7,390,001)	(7,390,001)
Balance at September 30, 2018	950	$200	50	$–	$259,450	$2,371,285	$2,630,935

	Class A units		Class P units		Additional paid in capital	Retained earnings	Total
	Units	Amount	Units	Amount
Balance at January 1, 2019	950	$200	50	$–	$259,450	$1,059,464	$1,319,114
Net income						8,402,833	8,402,833
Compensation expense related to grant of profits interest	(100)	–	100	–	734,164	–	734,164
Distributions to members						(6,786,717)	(6,786,717)
Balance at September 30, 2019	850	$200	150	$–	$993,614	$2,675,580	$3,669,394

See Notes to Financial Statements.

Pyatt Broadmark Management, LLC

Statements of Changes in Members’ Equity (unaudited)

	Class A units		Class P units		Additional paid in capital	Retained earnings	Total
	Units	Amount	Units	Amount
Balance at July 1, 2018	950	$200	50	$–	$259,450	$1,073,281	$1,332,931
Net income	–	–	–	–	–	4,813,005	4,813,005
Compensation expense related to grant of profits interest	–	–	–	–	–	–	–
Distributions to members	–	–	–	–	–	(3,515,001)	(3,515,001)
Balance at September 30, 2018	950	$200	50	$–	$259,450	$2,371,285	$2,630,935

	Class A units		Class P units		Additional paid in capital	Retained earnings	Total
	Units	Amount	Units	Amount
Balance at July 1, 2019	850	$200	50	$–	$993,614	$2,217,581	$3,211,395
Net income	–	–	–	–	–	2,504,449	2,504,449
Compensation expense related to grant of profits interest	–	–	–	–	–	–	–
Distributions to members	–	–	–	–	–	(2,046,450)	(2,046,450)
Balance at September 30, 2019	850	$200	150	$–	$993,614	$2,675,580	$3,669,394

See Notes to Financial Statements.

Pyatt Broadmark Management, LLC

Statements of Cash Flows (unaudited)

	Nine months ended
	September 30, 2019	September 30, 2018
Cash flows from operating activities
Net income	$8,402,833	$9,313,790
Adjustments to reconcile net income to net cash used in operations:
Depreciation	34,308	64,000
Amortization	524	–
Compensation expense related to grant of profits interest	734,164	259,450
Changes in operating assets and liabilities:
Change in fees receivable from escrow	46,134	162,712
Change in amounts due from related parties	(707,839)	(598,693)
Change in accrued expenses	2,230	(387,281)
Net cash from operating activities	8,512,354	8,813,978
Cash flows from investing activities
Investment in fixed assets	(63,081)	(278,631)
Net cash used in investing activities	(63,081)	(278,631)
Cash flows from financing activities
Distributions to members	(6,786,717)	(7,390,001)
Net cash used in financing activities	(6,786,717)	(7,390,001)
Net change in cash and cash equivalents	1,662,556	1,145,346
Cash and cash equivalents, beginning of period	101,634	97,040
Cash and cash equivalents, end of period	$1,764,190	$1,242,386

See Notes to Financial Statements.

Pyatt Broadmark Management, LLC

Notes to Financial Statements

Note 1 - Organization and business

Pyatt Broadmark Management, LLC (the “Company”) is a Washington limited liability company formed on June 28, 2010.  The Company operates under a First Amended and Restated Limited Liability Company Agreement (the “Operating Agreement”) dated January 1, 2018.  The Company will have perpetual existence unless terminated pursuant to the provisions of the Operating Agreement.

The purpose of the company is to be the managing member of PBRELF I, LLC (the “Fund”), a private real estate lending company, to manage the underwriting, closing, servicing, and disposition of mortgage notes, and perform all general and administrative duties.  The primary purpose of the Fund is to make short-term, first position loans secured by deeds of trust on real estate in Washington, Oregon and Idaho.  Effective October 1, 2018 the Fund elected to be taxed as a real estate investment trust (“REIT”).  As the manager of the Fund, the Company owns a separate class of common units in the Fund, the investors own preferred units.

Ownership rights of the Company are distributed amongst its Members through the issuance of Class A Units and Class P Units.  The Class P Units are fully vested as of their grant date, and participate in Company profits in a manner similar to the Class A Units.  On January 1, 2019, 100 Class P Units were granted and as of September 30, 2019, 850 Class A Units and 150 Class P Units were issued and outstanding.  On January 1, 2018, 50 Class P Units were granted and as of December 31, 2018, 950 Class A Units and 50 Class P Units were issued and outstanding.

Note 2 - Summary of significant accounting policies

Basis of accounting

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Cash

The Company maintains cash in a demand deposit account with a bank.  The bank balance may, at times, exceed federally insured limits.

Fees receivable from escrow

Fees receivable from escrow represents fee revenue generated from loans which closed prior to September 30, 2019 and December 31, 2018, but funds were not received until after the respective periods ended.

Due to or from related parties

Amounts due from related parties include unpaid manager distributions, unpaid extension and inspection fees, amounts advanced to Broadmark Real Estate Management II, LLC, Broadmark Real Estate Management III, LLC, and Broadmark Real Estate Management IV, LLC, and amounts owed by Members to the Company.

Fixed assets

Fixed assets are stated at cost.  Repairs and maintenance to these assets are charged to expense as incurred; major improvements enhancing the function and/or useful life are capitalized.  When items are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gains or losses arising from such transactions are recognized.  Depreciation is recorded on the straight-line method over the estimated useful life of the assets which are generally 3 to 7 years.

Pyatt Broadmark Management, LLC

Notes to Financial Statements

Income taxes

The Company is taxed as a partnership under provisions of the Internal Revenue Code.  As such, the tax attributes of the Company are included in the individual tax returns of its members.  The accompanying financial statements do not include any provision for income taxes.

Revenue recognition

The Company derives revenue from four sources.

First, the company sources, underwrites and closes loans for the Fund, and is paid 80% of all origination, extension and amendment fees.  These fees are earned and recognized in full when the loan is originated, or the loan amendment is signed.

Second, the company receives a monthly management fee from the Fund for ongoing loan servicing.  This distribution is defined in the PBRELF I, LLC Operating Agreement as 20% of “Distributable Income.”  Distributable Income is interest income received in the Fund, less operating expenses and less any portion of interest income used to pay the guaranteed minimum return of 0.05% monthly to the preferred unit holders of the Fund when the Funds 20% of fee-based income is not sufficient to fund the guaranteed minimum payment.  The distributions are disclosed on the Statements of Income.  The receipt of the Distributable Income by the Company is when revenue is considered earned and recognized.

Third, the Company performs loan servicing for three other Funds in the Broadmark Group of Funds and is reimbursed by the management companies of the other funds for those costs, currently at a rate of 0.0006 multiplied by monthly assets under management for each of the other funds.  The receipt of the monthly cost reimbursement is when revenue is considered earned and recognized.

Fourth, the Company also receives 100% of inspection fees, which the Company uses to hire independent inspectors to report on the status of construction projects.  These fees are earned and recognized upon each construction draw request.

Share based compensation

The Company expenses the fair value of share-based compensation awards granted to our employees and directors over the period each award vests.  Compensation cost is measured using the Black-Scholes model.  On January 1, 2019 and 2018, we granted profits interests of 100 and 50 class P units to employees and non-employee Directors, and we measured the compensation costs using the Black-Scholes model utilizing risk-free interest rates of 2.04% and 1.86%, volatilities of 32% and 29%, strike prices of $53,756 and $29,031, and an expected term of one and two years, respectively.  The profits interests vested immediately, and the expenses attributed to the grants were $734,165 and $259,450 for the periods ended September 30, 2019 and December 31, 2018, respectively.

Advertising costs

Advertising costs are expensed as incurred or over the period of the campaign/promotion and are not significant.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the fair value of investments, certain reported amounts and disclosures at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Accordingly, actual results could differ from those estimates.

Pyatt Broadmark Management, LLC

Notes to Financial Statements

Subsequent events

The Company has evaluated subsequent events through the date that the financial statements were issued, see Note 6.

Note 3 - Recent accounting pronouncements

The Company considers the applicability and impact of all accounting standard updates (“ASU”) issued.  ASUs and assessed them and either determined them to be not applicable or expected to have minimal impact on its financial statements.

Note 4 - Expenses

The Company is responsible for all the operating expenses of the Fund, including loan origination and servicing, with the exception of specific legal, audit and tax preparation and consulting fees, excise taxes and certain bank charges which the Fund absorbs.

From time to time, the Company is involved in routine litigation that arises in the normal course of business.  There are no pending significant legal proceedings to which the Company is a party for which management believes the ultimate outcome would have a material adverse effect on the Company’s financial position.

Note 5 - Related party transactions

Under an Investment Advisory Agreement dated August 1, 2010, Broadmark Capital LLC raises capital for the Fund.  Under this agreement, Broadmark Capital, LLC is paid a commission from the Company of 1% in the month the capital is raised, and after 12 months also receives a “tail” commission of ½% per year, payable in quarterly installments.  The commissions to Broadmark Capital, LLC are paid by the Company and disclosed on the Statement of Operations.  The entity that owns Broadmark Capital, LLC is also a member of the Company.

Broadmark Capital, LLC leases office space, part of which is occupied by the Company.  On a month to month basis the Company pays 80% of the cost of the office lease.  Certain other office costs are also shared.

Pyatt Broadmark Management, LLC performs loan closing and loan servicing for the management companies of other funds within the Broadmark group of funds.  The Company receives reimbursement of payroll and general and administrative costs associated with these services, currently at a rate of 0.0006 multiplied by monthly assets under management for each of the other funds.

Note 6 - Subsequent Events

On August 9, 2019, the Company entered into a definitive agreement with Trinity Merger Corp. to effectuate a business combination transaction which will combine the Company, Fund, Broadmark Real Estate Management II, LLC, Broadmark Real Estate Management III, LLC, Broadmark Real Estate Management IV, LLC, BRELF II, LLC, BRELF III, LLC, and BRELF IV, LLC into a publicly-traded internally managed Mortgage REIT.  The transaction received investor and regulatory approval and closed on November 14, 2019.

Broadmark Real Estate Management II, LLC

Statements of Assets, Liabilities and Members’ Equity (unaudited)

	As of September 30, 2019	As of December 31, 2018
Assets
Cash	$1,560,499	$1,114,173
Fees receivable from escrow	2,000	780,909
Receivables from related parties	712,943	–
Other assets	1,203	127,664
Total assets	$2,276,645	$2,022,746
Liabilities and Members’ Equity
Liabilities
Payroll liabilities	$48,390	$–
Accounts payable	378,685	577,477
Related party payables	321,480	416,071
Total liabilities	748,555	993,548
Members’ equity
Class A units
10,000 units issued and outstanding as of September 30, 2019 and December 31, 2018	600	600
Additional paid in capital	266,264	266,264
Retained earnings	1,261,226	762,334
Members’ equity	1,528,090	1,029,198
Total liabilities and members’ equity	$2,276,645	$2,022,746

See Notes to Financial Statements.

Broadmark Real Estate Management II, LLC

Statements of Income (unaudited)

	Three months ended		Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Revenue
Fee income	$2,805,353	$4,591,360	$12,840,484	$10,895,691
Distributions from Fund	1,457,542	909,775	4,002,107	2,087,504
Total revenue	4,262,895	5,501,135	16,842,591	12,983,195
Expense
Compensation	805,116	582,536	2,444,536	1,213,536
Commissions to Broadmark Capital LLC	1,048,580	841,049	2,670,822	1,628,926
General and administrative	537,545	273,792	1,335,296	745,135
Legal, audit, insurance	626,607	27,415	975,407	79,475
Inspection fees	24,845	31,830	78,368	87,187
Total expenses	3,042,693	1,756,622	7,504,429	3,754,259
Net income	$1,220,202	$3,744,513	$9,338,162	$9,228,936

See Notes to Financial Statements.

Broadmark Real Estate Management II, LLC

Statements of Changes in Members’ Equity (unaudited)

	Class A units		Additional paid in capital	(Accumulated deficit) Retained earnings	Total
	Units	Amount

Balance at January 1, 2018	10,000	$600	$255,170	$(80,325)	$175,445
Net income				9,228,936	9,228,936
Compensation expense related to restricted units	–		11,094	–	11,094
Distributions to members				(7,379,712)	(7,379,712)
Balance at September 30, 2018	10,000	$600	$266,264	$1,768,899	$2,035,763

	Class A units		Additional paid in capital	Retained earnings	Total
	Units	Amount
Balance at January 1, 2019	10,000	$600	$266,264	$762,334	$1,029,198
Net income				9,338,162	9,338,162
Distributions to members				(8,839,270)	(8,839,270)
Balance at September 30, 2019	10,000	$600	$266,264	$1,261,226	$1,528,090

See Notes to Financial Statements.

Broadmark Real Estate Management II, LLC

Statements of Changes in Members’ Equity (unaudited)

	Class A units		Additional paid in capital	(Accumulated deficit) Retained earnings	Total
	Units	Amount

Balance at July 1, 2018	10,000	$600	$266,264	$1,459,903	$1,726,767
Net income	–	–	–	3,744,513	3,744,513
Distributions to members	–	–	–	(3,435,517)	(3,435,517)
Balance at September 30, 2018	10,000	$600	$266,264	$1,768,899	$2,035,763

	Class A units		Additional paid in capital	Retained earnings	Total
	Units	Amount
Balance at July 1, 2019	10,000	$600	$266,264	$2,836,541	$3,103,405
Net income	–	–	–	1,220,202	1,220,202
Distributions to members	–	–	–	(2,795,517)	2,795,517)
Balance at September 30, 2019	10,000	$600	$266,264	$1,261,226	$1,528,090

See Notes to Financial Statements.

Broadmark Real Estate Management II, LLC

Statements of Cash Flows (unaudited)

	Nine months ended
	September 30, 2019	September 30, 2018
Cash flows from operating activities
Net income	$9,338,162	$9,228,936
Adjustments to reconcile net income to net cash used in operations:
Compensation expense related to restricted units	–	11,094
Changes in operating assets and liabilities:
Change in fees receivable from escrow	778,909	205,594
Change in receivables from related parties	(712,943)	(1,310)
Change in other assets	126,461	(795,669)
Change in accounts payable	(198,792)	10,632
Change in related party payables	(94,591)	(714,231)
Change in payroll liabilities	48,390	–
Net cash from operating activities	9,285,596	7,945,046
Cash flows from financing activities
Distributions to members	(8,839,270)	(7,379,712)
Net cash used in financing activities	(8,839,270)	(7,379,712)
Net change in cash and cash equivalents	446,326	565,334
Cash and cash equivalents, beginning of period	1,114,173	819,611
Cash and cash equivalents, end of period	$1,560,499	$1,384,945

See Notes to Financial Statements.

Broadmark Real Estate Management II, LLC

Notes to Financial Statements

Note 1 - Organization and business

Broadmark Real Estate Management, LLC (the “Company”) is a Washington limited liability company formed on February 13, 2014.  The Company operates under a Second Amended and Restated Limited Liability Company Agreement (the “Operating Agreement”) dated February 13, 2014.  The Company will have perpetual existence unless terminated pursuant to the provisions of the Operating Agreement.

The primary purpose of the Company is to be the managing member of BRELF II, LLC (the “Fund”), a private real estate lending company, to manage the underwriting, closing, servicing, and disposition of mortgage notes, and perform all general and administrative duties.  The primary purpose of the Fund is to make short-term, first position loans secured by deeds of trust on real estate in Colorado, Utah and Texas.  Effective October 1, 2018 the Fund elected to be taxed as a real estate investment trust (“REIT”).  As the manager of the Fund, the Company owns a separate class of common units in the Fund, the investors own preferred units.

Ownership rights of the Company are distributed amongst its Members through the issuance of 10,000 Class A Units which as of September 30, 2019 remain outstanding.

Note 2 - Summary of significant accounting policies

Basis of accounting

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Cash

The Company maintains cash in a demand deposit account with a bank.  The bank balance may, at times, exceed federally insured limits.

Fees receivable from escrow

Fees receivable from escrow represents fee revenue generated from loans which closed prior to September 30, 2019 and December 31, 2018 but were not received until after the respective periods ended.

Revenue recognition

The Company derives revenue from three sources.

First, the company sources, underwrites and closes loans for the Fund, and is paid 80% of all origination, extension and amendment fees.  These fees are earned and recognized in full when the loan is originated or the loan amendment is signed.

Second, the company receives a monthly management fee from the Fund for ongoing loan servicing.  This distribution is defined in the BRELF II, LLC Operating Agreement as 20% of “Distributable Income.”  Distributable Income is interest income received in the fund, less operating expenses and less any portion of interest income used to pay the guaranteed minimum return of 0.05% monthly to the preferred unit holders of the Fund when the Funds 20% of fee-based income is not sufficient to fund the guaranteed minimum payment.  The distributions are disclosed on the Statements of Income.  The receipt of the Distributable Income by the Company is when revenue is considered earned and recognized.

Third, the Company also receives 100% of inspection fees, which the Company uses to hire independent inspectors to report on the status of construction projects.  These fees are earned and recognized upon each construction draw request.

Broadmark Real Estate Management II, LLC

Notes to Financial Statements

Share based compensation

The Company expenses the fair value of restricted unit awards granted to our employees over the period each award vests.  There were 1500 units granted during 2014 at $178 per unit, which vested ratably over 48 months.  The fair value of restricted unit awards is equal to the fair value of the Company’s units at the date of grant.  The units were valued using an internal model with market inputs available on the date of grant.  There were no unrecognized compensation costs related to non-vested restricted unit awards at September 30, 2019 or December 31, 2018.

Advertising costs

Advertising costs are expensed as incurred or over the period of the campaign/promotion and are not significant.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the fair value of investments, certain reported amounts and disclosures at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.

Accordingly, actual results could differ from those estimates.

Subsequent events

The Company has evaluated subsequent events through the date that the financial statements were issued, see Note 6.

Note 3 - Recent accounting pronouncements

The Company considers the applicability and impact of all accounting standard updates (“ASU”) issued.  ASUs and assessed them and either determined them to be not applicable or expected to have minimal impact on its financial statements.

Note 4 - Expenses

The Company is responsible for all the operating expenses of the Fund, including loan origination and servicing, with the exception of specific legal, audit and tax preparation and consulting fees, excise taxes and certain bank charges which the Fund absorbs.  Under a cost sharing agreement, the Company pays a related entity for performing the majority of the loan servicing and related payroll and general and administrative costs, in exchange for a monthly fee, currently charged at a rate of 0.0006 multiplied by monthly assets under management for the Fund.

From time to time, the Company is involved in routine litigation that arises in the normal course of business.  There are no pending significant legal proceedings to which the Company is a party for which management believes the ultimate outcome would have a material adverse effect on the Company’s financial position.

Note 5 - Related party transactions

Under an Investment Advisory Agreement dated March 1, 2014, Broadmark Capital LLC raises capital for the Fund.  Under this agreement, Broadmark Capital is paid a commission from the Company of 1% in the month the capital is raised, and after 12 months also receives a “tail” commission of ½% per year, payable in quarterly installments.  The commissions to Broadmark Capital are paid by the Company and disclosed on the Statement of Income.  The entity that owns Broadmark Capital LLC is also a member of the Company.

Broadmark Real Estate Management II, LLC

Notes to Financial Statements

The Company also reimburses Pyatt Broadmark Management, LLC, a related entity, for services performed.  See Note 4.

Note 6 - Subsequent Events

On August 9, 2019, the Company entered into a definitive agreement with Trinity Merger Corp. to effectuate a business combination transaction which will combine the Company, Fund, Pyatt Broadmark Management, LLC, Broadmark Real Estate Management III, LLC, Broadmark Real Estate Management IV, LLC, PBRELF I, LLC, BRELF III, LLC, and BRELF IV, LLC into a publicly-traded internally managed Mortgage REIT.  The transaction received investor and regulatory approval and closed on November 14, 2019.

Broadmark Real Estate Management III, LLC
Statements of Assets, Liabilities and Members’ Equity (unaudited)

	As of September 30, 2019	As of December 31, 2018
Assets
Cash	$197,026	$69,247
Due from related party	41,972	22,952
Other assets	–	635
Total assets	$238,998	$92,834
Liabilities and Members’ Equity
Liabilities
Payroll liabilities	$2,168	$1,419
Accounts payable	1,678	9,323
Related party payables	22,180	187,371
Total liabilities	26,026	198,113
Members’ equity
Class A units
10,000 units issued and 8,968 and 8,875 outstanding as of September 30, 2019 and December 31, 2018	200	200
Additional paid in capital	423,400	241,943
Accumulated deficit	(210,628)	(347,422)
Members’ equity	212,972	(105,279)
Total liabilities and members’ equity	$238,998	$92,834

See Notes to Financial Statements.

Broadmark Real Estate Management III, LLC

Statements of Operations (unaudited)

	Nine months ended		Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Revenues
Fee income	$328,318	$151,471	$741,437	$289,739
Distributions from Fund	57,715	21,431	153,236	32,717
Total revenue	386,033	172,902	894,673	322,456
Expenses
Compensation	138,066	121,175	365,118	323,946
Commissions to Broadmark Capital LLC	49,803	41,493	127,660	87,206
General and administrative	55,125	34,595	140,457	71,055
Legal, audit, insurance	13,982	18,080	95,544	48,764
Inspection fees	6,850	3,600	29,100	5,050
Total expenses	263,826	218,943	757,879	536,021
Net income (loss)	$122,207	$(46,041)	$136,794	$(213,565)

See Notes to Financial Statements.

Broadmark Real Estate Management III, LLC

Statements of Changes in Members’ Equity (unaudited)

	Class A units		Additional paid in capital	Accumulated deficit	Total
	Units	Amount

Balance at January 1, 2018	8,500	$200	$–	$(62,606)	$(62,406)
Net loss				(213,565)	(213,565)
Compensation expense related to restricted units	1,500		181,457	–	181,457
Distributions to members				(1,834)	(1,834)
Balance at September 30, 2018	10,000	$200	$181,457	$(278,005)	$(96,348)

	Class A units		Additional paid in capital	Accumulated deficit	Total
	Units	Amount
Balance at January 1, 2019	10,000	$200	$241,943	$(347,422)	$(105,279)
Net income				136,794	136,794
Compensation expense related to restricted units	–		181,457	–	181,457
Distributions to members				–	–
Balance at September 30, 2019	10,000	$200	$423,400	$(210,628)	$212,972

See Notes to Financial Statements.

Broadmark Real Estate Management III, LLC

Statements of Changes in Members’ Equity (unaudited)

	Class A units		Additional paid in capital	Accumulated deficit	Total
	Units	Amount

Balance at July 1, 2018	10,000	$200	$120,971	$(231,387)	$(110,216)
Net loss	–		–	(46,041)	(46,041)
Compensation expense related to restricted units	–		60,486	–	60,486
Distributions to members	–		–	(577)	(577)
Balance at September 30, 2018	10,000	$200	$181,457	$(278,005)	$(96,348)

	Class A units		Additional paid in capital	Accumulated deficit	Total
	Units	Amount
Balance at July 1, 2019	10,000	$200	$362,914	$(332,835)	$(30,279)
Net income	–	–	–	122,207	122,207
Compensation expense related to restricted units	–	–	60,486	–	60,486
Distributions to members	–	–	–	–	–
Balance at September 30, 2019	10,000	$200	$423,400	$(210,628)	$212,972

See Notes to Financial Statements.

Broadmark Real Estate Management III, LLC

Statements of Cash Flows (unaudited)

	Nine months ended
	September 30, 2019	September 30, 2018
Cash flows from operating activities
Net income (loss)	$136,794	$(213,565)
Adjustments to reconcile net income to net cash used in operations:
Compensation expense related to restricted units	181,457	181,457
Changes in operating assets and liabilities:
Change in due from related party	(14,014)	–
Change in other assets	(4,371)	–
Change in accounts payable	(7,645)	4,146
Change in related party payables	(165,191)	109,282
Change in payroll liabilities	749	82
Net cash from operating activities	127,779	81,402
Cash flows from investing activities
Investments in fixed assets	–	(635)
Net cash used in investing activities	–	(635)
Cash flows from financing activities	–
Distributions to members	–	(1,834)
Net cash used in financing activities	–	(1,834)
Net change in cash and cash equivalents	127,779	78,933
Cash and cash equivalents, beginning of period	69,247	11,466
Cash and cash equivalents, end of period	$197,026	$90,399

See Notes to Financial Statements.

Broadmark Real Estate Management III, LLC

Notes to Financial Statements

Note 1 - Organization and business

Broadmark Real Estate Management III, LLC (the “Company”) is a Washington limited liability company formed on September 11, 2017.  The Company operates under a Second Amended and Restated Limited Liability Company Agreement (the “Operating Agreement”) dated October 1, 2017.  The Company will have perpetual existence unless terminated pursuant to the provisions of the Operating Agreement.

The primary purpose of the Company is to be the managing member of BRELF III, LLC (the “Fund”), a private real estate lending company, to manage the underwriting, closing, servicing, and disposition of mortgage notes, and perform all general and administrative duties.  The primary purpose of the Fund is to make short-term, first position loans secured by deeds of trust on real estate in the South East United States.  The Company began operating in October of 2017 although the Fund was not active until 2018.  Effective January 1, 2019 the Fund elected to be taxed as a real estate investment trust (“REIT”).  As the manager of the Fund, the Company owns a separate class of common shares in the Fund, the investors own Preferred Shares.

Ownership rights of the Company are distributed amongst its Members through the issuance of 10,000 Class A Units which as of September 30, 2019, 8,969 remain outstanding.

Note 2 - Summary of significant accounting policies

Basis of accounting

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Cash

The Company maintains cash in a demand deposit account with a bank.  The bank balance may, at times, exceed federally insured limits.

Due to or from related parties

Amounts due to or from related parties include unpaid manager distributions, unpaid extension and inspection fees, amounts advanced from Pyatt Broadmark Management, LLC, and amounts owed by Members to the Company.

Income taxes

The Company is taxed as a partnership under provisions of the Internal Revenue Code.  As such, the tax attributes of the Company are included in the individual tax returns of its members.  The accompanying financial statements do not include any provision for income taxes.

Revenue Recognition

The Company derives revenue from three sources.

First, the Company sources, underwrites and closes loans for the Fund, and is paid 80% of all origination, extension and amendment fees.  These fees are earned and recognized in full when the loan is originated, or the loan amendment is signed.

Broadmark Real Estate Management III, LLC

Notes to Financial Statements

Second, the company receives a monthly management fee from the Fund for ongoing loan servicing.  This distribution is defined in the BRELF III, LLC Operating Agreement as 20% of “Distributable Income.”  Distributable Income is interest income received in the Fund, less operating expenses and less any portion of interest income used to pay the guaranteed minimum return of 0.05% monthly to the preferred unit holders of the Fund when the Funds 20% of fee-based income is not sufficient to fund the guaranteed minimum payment.  The distributions are disclosed on the Statements of Income.  The receipt of the Distributable Income by the Company is when revenue is considered earned and recognized.

Third, the Company also receives 100% of inspection fees, which the Company uses to hire independent inspectors to report on the status of construction projects.  These fees are earned and recognized upon each construction draw request.

Share based compensation

The Company expenses the fair value of restricted unit awards granted to our employees over the period each award vests.  There were 1500 units granted on January 1, 2018 at $645 per unit, which vest ratably over 48 months.  The fair value of restricted unit awards is equal to the fair value of the Company’s units at the date of grant.  The units were valued using an internal model with market inputs available on the date of grant.  As of September 30, 2019 and December 31, 2018, there was $544,371 and $725,828, respectively, of total unrecognized compensation cost related to non-vested restricted unit awards.

Advertising costs

Advertising costs are expensed as incurred or over the period of the campaign/promotion and are not significant.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the fair value of investments, certain reported amounts and disclosures at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Accordingly, actual results could differ from those estimates.

Subsequent events

The Company has evaluated subsequent events through the date that the financial statements were issued, see Note 6.

Note 3 - Recent accounting pronouncements

The Company considers the applicability and impact of all accounting standard updates (“ASU”) issued.  ASUs and assessed them and either determined them to be not applicable or expected to have minimal impact on its financial statements.

Note 4 - Expenses

The Company is responsible for all the operating expenses of the Fund, including loan origination and servicing, with the exception of specific legal, audit and tax preparation and consulting fees, excise taxes and certain bank charges which the Fund absorbs.

From time to time, the Company is involved in routine litigation that arises in the normal course of business.  There are no pending significant legal proceedings to which the Company is a party for which management believes the ultimate outcome would have a material adverse effect on the Company’s financial position.

Broadmark Real Estate Management III, LLC

Notes to Financial Statements

Loan Servicing services for the company are largely performed by a related party, Pyatt Broadmark Management, LLC (“PBM”).  The Company reimburses PBM for these costs, currently at a rate of 0.0006 multiplied by monthly assets under management for the Fund.

Note 5 - Related party transactions

Under an Investment Advisory Agreement dated October 10, 2017, Broadmark Capital LLC raises capital for the Fund.  Under this agreement, Broadmark Capital, LLC is paid a commission from the Company of 1% in the month the capital is raised, and after 12 months also receives a “tail” commission of ½% per year, payable in quarterly installments.  The commissions to Broadmark Capital are paid by the Company and disclosed on the Statement of Operations.  The entity that owns Broadmark Capital, LLC is also a member of the Company.

The Company also reimburses Pyatt Broadmark Management, LLC, a related entity, for services performed.  See Note 4.

Note 6 - Subsequent Events

On August 9, 2019, the Company entered into a definitive agreement with Trinity Merger Corp. to effectuate a business combination transaction which will combine the Company, Fund, Pyatt Broadmark Management, LLC, Broadmark Real Estate Management II, LLC, Broadmark Real Estate Management IV, LLC, PBRELF I, LLC, BRELF II, LLC, and BRELF IV, LLC into a publicly-traded internally managed Mortgage REIT.  The transaction received investor and regulatory approval and closed on November 14, 2019.

Broadmark Real Estate Management IV, LLC

Statement of Assets, Liabilities and Members’ Deficit (unaudited)

As of September 30, 2019
Assets
Cash	$5,099
Accounts receivable	12,000
Due from related party	18,146
Other assets	5,218
Total assets	$40,463
Liabilities and Members’ Deficit
Liabilities
Accounts payable	$117
Related party payables	180,077
Total liabilities	180,194
Members’ deficit
Class A units
1,000 units issued and outstanding as of September 30, 2019	200
Additional paid in capital	292,920
Accumulated deficit	(432,851)
Members’ deficit	(139,731)
Total liabilities and members’ deficit	$40,463

See Notes to Financial Statements

Broadmark Real Estate Management IV, LLC

Statement of Operations (unaudited)

	Three months ended September 30, 2019	Nine months ended September 30, 2019
Revenue
Fee income	$39,937	$90,312
Distributions from Fund	7,675	10,292
Total revenue	47,612	100,604
Expense
Compensation	152,909	399,962
Commissions to Broadmark Capital LLC	11,181	35,431
Professional fees	9,828	85,373
General and administrative	5,194	12,104
Inspection fees	585	585
Total expenses	179,697	533,455
Net Loss	$(132,085)	$(432,851)

See Notes to Financial Statements

Broadmark Real Estate Management IV, LLC

Statement of Changes in Members’ Deficit (unaudited)

	Class A units		Additional paid in capital	Accumulated deficit	Total
	Units	Amount
Balance at January 1, 2019	–	$–	$–	$–	$–
Net loss				(432,851)	(432,851)
Compensation expense related to restricted units	150		292,920	–	292,920
Contributions	850	200		–	200
Balance at September 30, 2019	1,000	$200	$292,920	$(432,851)	$(139,731)

	Class A units		Additional paid in capital	Accumulated deficit	Total
	Units	Amount
Balance at July 1, 2019	1,000	$200	$183,075	$(300,766)	$(117,491)
Net loss	–	–		(132,085)	(132,085)
Compensation expense related to restricted units	–	–	109,845	–	109,845
Contributions	–	–		–	–
Balance at September 30, 2019	1,000	$200	$292,920	$(432,851)	$(139,731)

See Notes to Financial Statements

Broadmark Real Estate Management IV, LLC

Statement of Cash Flows (unaudited)

Nine months ended September 30, 2019
Cash flows from operating activities
Net loss	$(432,851)
Adjustments to reconcile net income to net cash used in operations:
Compensation expense related to restricted units	292,920
Changes in operating assets and liabilities:
Change in accounts receivable	(12,000)
Change due from related party	(18,146)
Change in other assets	(5,218)
Change in accounts payable	117
Change in related party payables	180,077
Net cash from operating activities	4,899
Cash flows from financing activities
Contributions from members	200
Net cash used in financing activities	200
Net change in cash and cash equivalents	5,099
Cash and cash equivalents, beginning of period	–
Cash and cash equivalents, end of period	$5,099

See Notes to Financial Statements

Broadmark Real Estate Management IV, LLC

Notes to Financial Statements
 September 30, 2019

Note 1 - Organization and business

Broadmark Real Estate Management IV, LLC (the “Company”) is a Washington limited liability company formed on January 1, 2019.  The Company operates under a Limited Liability Company Agreement (the “Operating Agreement”) dated January 1, 2019.  The Company will have perpetual existence unless terminated pursuant to the provisions of the Operating Agreement.

The purpose of the Company is to serve as manager of BRELF IV, LLC (the “Fund”), a private real estate lending company, to manage the underwriting, closing, servicing, and disposition of mortgage notes, and perform all general and administrative duties.  The primary purpose of the Fund is to make short-term, first position loans secured by deeds of trust on real estate in Maryland, Pennsylvania, Virginia, and the District of Columbia.

Ownership rights of the Company are distributed amongst its Members through the issuance of 1000 Class A Units, which as of September 30, 2019, 875 remain outstanding.

Note 2 - Summary of significant accounting policies

Basis of accounting

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Cash

The Company maintains cash in a demand deposit account with a bank.  The bank balance may, at times, exceed federally insured limits.

Fees receivable from escrow

Fees receivable from escrow represents fee revenue generated from loans which closed prior to December 31 but were not received until after the period ended.  There were no fees receivable from escrow at September 30, 2019.

Income taxes

The Company is taxed as a partnership under provisions of the Internal Revenue Code.  As such, the tax attributes of the Company are included in the individual tax returns of its members.  The accompanying financial statements do not include any provision for income taxes.

Revenue recognition

The Company derives revenue from three sources.

First, the Company sources, underwrites and closes loans for the Fund, and is paid 80% of all origination, extension and amendment fees.  These fees are earned and recognized in full when the loan is originated or the loan amendment is signed.

Second, the Company receives a monthly distribution from the Fund.  This distribution is defined in the BRELF IV, LLC Operating Agreement as 20% of “Distributable Cash” less any portion of interest income used to pay the preferred return of 0.05% monthly to the preferred unit holders of the Fund when the Fund’s share of fee-based income is less than the amount required to satisfy the preferred return.  The distributions are disclosed on the Statements of Operations.  The receipt of the monthly distribution by the Company is when revenue is considered earned and recognized.

Broadmark Real Estate Management IV, LLC

Notes to Financial Statements
 September 30, 2019

Third, the Company also receives 100% of inspection fees, which the Company uses to hire independent inspectors to report on the status of construction projects.  These fees are earned and recognized upon each construction draw request.

Share based compensation

The Company expenses the fair value of restricted unit awards granted to our employees over the period each award vests.  There were 150 units granted during 2019 at $11,717 per unit, which vest ratably over 48 months.  The fair value of restricted unit awards is equal to the fair value of the Company’s units at the date of grant.  The units were valued using an internal model with market inputs available on the date of grant.  As of September 30, 2019, there was $1,464,602 of total unrecognized compensation cost related to non-vested restricted unit awards.

Advertising costs

Advertising costs are expensed as incurred or over the period of the campaign/promotion and are not significant.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the fair value of investments, certain reported amounts and disclosures at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Accordingly, actual results could differ from those estimates.

Subsequent events

The Company has evaluated subsequent events through the date that the financial statements were issued, see Note 6.

Note 3 - Recent accounting pronouncements

The Company considers the applicability and impact of all accounting standard updates (“ASU”) issued, has assessed them, and either determined them to be not applicable or expected to have minimal impact on financial statements.

Note 4 - Expenses

The Company is responsible for all the operating expenses of the Fund, including loan origination and servicing, with the exception of specific legal, audit and tax preparation and consulting fees, excise taxes and certain bank charges which the Fund absorbs.

From time to time, the Company is involved in routine litigation that arises in the normal course of business.  There are no pending significant legal proceedings to which the Company is a party for which management believes the ultimate outcome would have a material adverse effect on the Company’s financial position.

Loan Servicing services for the company are largely performed by a related party, Pyatt Broadmark Management, LLC (“PBM”). The Company reimburses PBM for these costs, currently at a rate of 0.0006 multiplied by monthly assets under management for the Fund.

Note 5 - Related party transactions

Under an Investment Advisory Agreement dated October 10, 2017, Broadmark Capital LLC raises capital for the Fund. Under this agreement, Broadmark Capital, LLC is paid a commission from the Company of 1% in the month the capital is raised, and after 12 months also receives a “tail” commission of ½% per year, payable in quarterly installments. The commissions to Broadmark Capital are paid by the Company and disclosed on the Statement of Operations.  The entity that owns Broadmark Capital, LLC is also a member of the Company.

The Company also reimburses Pyatt Broadmark Management, LLC, a related entity, for services performed. See Note 4.

Note 6 - Subsequent Events

On August 9, 2019, the Company entered into a definitive agreement with Trinity Merger Corp. to effectuate a business combination transaction which will combine the Company, Fund, Pyatt Broadmark Management, LLC, Broadmark Real Estate Management II, LLC, Broadmark Real Estate Management III, LLC, Broadmark Real Estate Management IV, LLC, PBRELF I, LLC, BRELF II, LLC, BRELF III, LLC, and BRELF IV, LLC into a publicly-traded internally managed Mortgage REIT.  The transaction received investor and regulatory approval and closed on November 14, 2019.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following includes discussion and analysis for each separate entity forming a part of the Predecessor Company Group for the nine month and three month periods ended September 30, 2019.  In subsequent filings under the Exchange Act, commencing with its Annual Report on Form 10-K for the year ended December 31, 2019, Broadmark Realty will modify its basis of presentation.  From November 15, 2019, Broadmark Realty will file consolidated financial statements that will reflect BRELF II, one of the Predecessor Companies, acquiring the other three Predecessor Companies, the four Predecessor Management Companies, and Trinity.  The Business Combination transaction will reflect a change in accounting basis for the Predecessor Companies other than BRELF II and the four Predecessor Management Companies.  As Trinity was a special purpose acquisition company, its acquisition will be reflected as the issuance of shares for cash.  For periods prior to November 15, 2019, in lieu of presenting separate financial statements of the Predecessor Companies and Predecessor Management Companies, Broadmark Realty will present combined financial statements as these entities were under common management.  Broadmark Realty (the registrant), Merger Sub I and Merger Sub II were shell companies with no assets or operations.

The following discussion and analysis contains forward-looking statements and involves numerous risks and uncertainties, including those described under the heading “Risk Factors.” Actual results may differ materially from those contained in any forward-looking statements.  You should read this discussion and analysis together with the consolidated financial statements and related notes included elsewhere in this Report for each of PBRELF I, BRELF II, BRELF III, BRELF IV and MgCo I, MgCo II, MgCo III and MgCo IV.  In this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” references to the “Predecessor Company Group,” refers to the Predecessor Companies and the Predecessor Management Companies and their respective subsidiaries, collectively.

Predecessor Company Group Overview

The Predecessor Company Group is a commercial real estate finance company that, following consummation of the Business Combination, is structured as an internally-managed REIT.  Based in Seattle, the Predecessor Company Group offers short-term, first deed of trust loans, secured by real estate to fund the construction and development of, or investment in, residential or commercial properties.  The Predecessor Company Group operates in select states that it believes to have favorable demographic trends, providing more efficient and quicker access to collateral in the event of borrower default.  Since its inception in 2010 through September 30, 2019, the Predecessor Company Group has originated over 1,000 loans with an aggregate value of approximately $2.1 billion.  As of September 30, 2019, the Predecessor Company Group’s combined portfolio of active loans had approximately $1.2 billion of principal commitments outstanding across 270 loans to over 200 borrowers in twelve states and the District of Columbia, of which approximately $0.8 billion was funded.

Historically, the Predecessor Company Group has funded the growth of its real estate loan portfolio with private capital.  Since its inception, the Predecessor Company Group regularly paid its investors monthly distributions ranging from 10.0% to 11.0% on an annualized basis.  In the past, the Predecessor Company Group has not used debt leverage to finance its loans, and as of September 30, 2019, it had no debt outstanding.  The Predecessor Company Group believes that this has been an important element in its successful track record.

Properties securing Predecessor Company Group’s loans are generally classified as either residential or commercial properties, or undeveloped land, and are typically not income producing.  Each loan is secured by a first mortgage lien on real estate.  The Predecessor Company Group’s lending policy limits the amount of the loan to a maximum loan-to-value (“LTV”) ratio of up to 65.0% of the appraised value of the underlying collateral as determined by an independent appraiser at the time of the loan origination.  As of September 30, 2019, the average LTV across the Predecessor Company Group’s active loan portfolio was less than 60.0% of appraised value.  In addition, each loan is also personally guaranteed on a recourse basis by the principals of the borrower, and/or others at the discretion of the Predecessor Company Group to further help ensure that the Predecessor Company Group will receive full repayment of the loan.  The guaranty may be collaterally secured by a pledge of the guarantor’s interest in the borrower or other real estate or assets owned by the guarantor.  Since 2010, the Predecessor Company Group has realized aggregate losses on defaulted loans of approximately $441 thousand through September 30, 2019 or 0.02% of its total loan commitments.  By contrast, the Predecessor Company Group has recognized total income on defaulted loans of $11.7 million over the same period, $1.8 million of which was recognized subsequent to the default date.

The Predecessor Company Group’s loans may range from $500,000 to $50.0 million in face value (average of $4.4 million at September 30, 2019), bear interest at a fixed annual rate of 10.0% to 13.0% and have initial terms typically ranging from 6 to 18 months in duration (which may be renewed or extended before the expiration of the loan’s term).  The Predecessor Company Group usually receives loan origination fees, or “points,” typically ranging from 3.0% to 5.0% of the original principal amount of the loan, along with loan renewal fees, each of which varies in amount based upon the term of the loan, among other things including quality of the borrower and the underlying real estate.  In addition to loan origination fees the Predecessor Company Group receives renewal fees and late fees paid by borrowers, and/or is reimbursed by borrowers for costs associated with services provided by the Predecessor Company Group, such as closing costs, collection costs on defaulted loans and construction draw inspection fees.

Prior to the completion of the Business Combination, the Predecessor Company Group operated the Predecessor Companies separately, each with an external manager.  Information regarding the four Predecessor Companies follows.

PBRELF I, LLC.  PBRELF I commenced operations in 2010 with a focus on originating loans in the Pacific Northwest region of the United States.  PBRELF I is managed by Pyatt Broadmark Management, LLC (“MgCo I”).  At September 30, 2019, PBRELF I had 119 loans outstanding with an aggregate face value of approximately $484.8 million.

BRELF II, LLC.  BRELF II commenced operations in 2014 with a focus on the Mountain West region of the United States.  BRELF II is managed by Broadmark Real Estate Management II, LLC, referred to herein as “MgCo II.” At September 30, 2019, BRELF II had 108 loans outstanding with an aggregate face value of approximately $614.6 million.

BRELF III, LLC.  BRELF III commenced operations in 2018 with a focus on the Southeast region of the United States.  BRELF III is managed by Broadmark Real Estate Management III, LLC, referred to herein as “MgCo III.” At September 30, 2019, BRELF III had 38 loans outstanding with an aggregate face value of approximately $28.3 million.

BRELF IV, LLC.  BRELF IV commenced operations in 2019 with a focus on the Mid-Atlantic region of the United States.  BRELF IV is managed by Broadmark Real Estate Management IV, LLC, referred to herein as “MgCo IV.” At September 30, 2019, BRELF IV had five loans outstanding with an aggregate face value of approximately $3.9 million.

PBRELF I and BRELF II elected to be taxed as REITs in 2018, and BRELF III expects to elect to be taxed as a REIT with the filing of its tax return for 2019.  BRELF IV anticipates electing to be taxed as a REIT with the filing of its tax return for 2019, assuming it is in compliance with the various tests for qualification as a REIT.

Key Indicators of Financial Condition and Operating Performance

The Predecessor Company Group’s operating performance is primarily driven by the following factors:

Interest income earned on our loans.  A primary source of the Predecessor Company Group’s revenue is interest income earned on its loan portfolio.  The Predecessor Company Group’s loans typically bear interest at a fixed annual rate of 10% - 13%, paid monthly through cash payments or interest reserves.  As the Predecessor Company Group currently has no debt outstanding, it has no borrowing costs making its gross interest income earned on its loans equivalent to its net interest income.

Fees and other revenue recognized from originating and servicing the Predecessor Company Group’s loans.  Fee income is comprised of loan origination fees, loan renewal fees and inspection fees.  The majority of fee income is comprised of loan origination fees or “points,” which typically range from 3.0% to 5.0% of the original principal amount of the loan and is earned at closing of the loan.  In addition to origination fees, the Predecessor Company Group earns loan renewal fees when maturing loans are renewed or extended.  Loans are only renewed or extended if the loan is not in default and satisfies our underwriting criteria, including, our maximum LTV ratio of up to 65% of the appraised value as determined by an independent appraiser at the time of loan origination, or based on an updated appraisal if required.  The Predecessor Company Group also earns inspection fees when an inspection of work progress is required to fund a loan draw, although inspection fees are typically passed on to pay third party inspectors.

Loan originations.  The Predecessor Company Group’s operating performance is heavily dependent upon its ability to originate new loans to invest new capital and re-invest returning capital from loans being repaid.  Given the short-term nature of the Predecessor Company Group’s loans, loan principal is repaid on a faster basis than other types of lenders, making its originations function an important factor in its success.

Credit quality of the Predecessor Company Group’s loan portfolio.  Maintaining the credit quality of the loans in its portfolios is of critical importance as loans that do not perform in accordance with their terms may have a negative impact on earnings and liquidity.  From 2010 through September 30, 2019, a total of 32 loans out of more than 1,000 loans have been placed into default, and only 3 loans have resulted in aggregate losses of $441 thousand or 0.02% of total loan commitments during the same period.

Principal Factors Affecting the Predecessor Company Group’s Results from Operations

As a commercial real estate finance company, the Predecessor Company Group’s results are affected by factors such as changes in economic climate, demand for housing, population trends, construction costs and the availability of real estate financing from other lenders.  These factors may have an impact on the Predecessor Company Group’s ability to originate new loans or the performance of its existing loan portfolio.

PBRELF I

Results from Operations

Three Months Ended September 30, 2019 as compared to the Three Months Ended September 30, 2018

Total Revenue and Total Investment Income

PBRELF I’s total revenues and total investment income for the three months ended September 30, 2019 and September 30, 2018, respectively, consisted of interest income on the loans that it funded and fee income which represented 20% of fee based income.  PBRELF I experienced demand from qualified borrowers for its capital in excess of available lending capacity between the three month periods ending September 30, 2018 and September 30, 2019.  During those periods, PBRELF’s Manager, MgCo I, raised new capital by issuing additional preferred units in PBRELF I, and deployed that capital in a manner that grew the total principal and face amount of mortgage notes receivable, and the interest earned thereon.  The number of loans outstanding and their average face amount for PBRELF I as of September 30, 2019 was 119 and $4.4 million respectively compared with 119 and $3.4 million respectively as of September 30, 2018.  The following table sets forth the components of total revenue and total investment income earned by PBRELF I in the three months ended September 30, 2019 and September 30, 2018, respectively ($ in thousands):

	For the Three Months Ended September 30,		Increase / (Decrease)
	2019	2018	$	%
Interest income	$10,537	$8,048	$2,489	30.9%
Fee income	1,091	1,284	(193)	(15.0%)
Total Revenue	$11,628	$9,332	$2,296	24.6%

Total revenue increased $2.3 million, or 24.6%, to $11.6 million for the three months ended September 30, 2019 from $9.3 million for the three months ended September 30, 2018.  During the three months ended September 30, 2019, PBRELF I originated 22 new loans representing approximately $95.1 million in total principal commitment with an average commitment per loan of approximately $4.3 million and with the largest individual loan commitment amounting to $16.7 million.  During the same period, PBRELF I had 14 loans repaid representing approximately $35.5 million in total principal commitment and representing an average commitment per loan of $2.5 million.  By comparison, for the three months ended September 30, 2018, PBRELF I originated 26 new loans representing approximately $125.5 million in total principal commitment with an average commitment per loan of approximately $4.8 million and with the largest individual loan commitment amounting to $23.2 million.  During the same period in 2018, PBRELF I had 17 loans repaid representing approximately $60.9 million in total principal commitment and representing an average commitment per loan of $3.6 million.

Interest income increased $2.5 million, or 30.9%, to $10.5 million for the three months ended September 30, 2019 from $8.0 million for the three months ended September 30, 2018.  The increase is primarily attributable to a net increase in average loans outstanding during the period.

Fee income decreased $193 thousand, or (15.0%), to $1.1 million for the three months ended September 30, 2019 from $1.3 million for the three months ended September 30, 2018.  The decrease is primarily attributable to a decrease in the number of new loans originated during the period ending September 30, 2019 when compared to the period ending September 30, 2018.

Total Expenses

The following table sets forth the components of total expenses for PBRELF I in the three months ended September 30, 2019 and September 30, 2018, respectively ($ in thousands):

	For the Three months Ended September 30,		Increase / (Decrease)
	2019	2018	$	%
Provision for loan losses	$2,704	$67	$2,637	3935.8%
Real estate properties, net of gains	(340)	–	(340)	–
Professional fees	3	79	(75)	(94.9%)
Excise taxes and licenses	106	29	77	265.5%
Other	4	5	(1)	(20.0%)
Total Expenses	$2,478	$180	$2,268	1,276.7%

Total expenses for PBRELF I increased $2.3 million, or 1,267.7%, to $2.5 million for the three months ended September 30, 2019 from $180 thousand for the three months ended September 30, 2018.

The increase in total expenses is primarily related to an increase in loan loss provisions related to defaulted mortgage loans receivables of $2.7 million compared to $67 in the three month period ending September 30, 2018.

Net Income

For the three months ended September 30, 2019, PBRELF I generated approximately $9.2 million in net income, which was approximately equal to the net income of $9.2 million for the three months ended September 30, 2018.  The unchanged net income is primarily attributable to an increase in revenue driven by an increase in average loans outstanding, offset by an increase in operating expenses driven by an increase in loan losses taken during the three month period ended September 30, 2019 compared to the prior year period.

Nine Months Ended September 30, 2019 as compared to the Nine Months Ended September 30, 2018

Total Revenue and Total Investment Income

PBRELF I’s total revenues and total investment income for the nine months ended September 30, 2019 and September 30, 2018, respectively, consisted of interest income on the loans that it funded and fee income which represented 20% of fee based income.  PBRELF I experienced demand from qualified borrowers for its capital in excess of available lending capacity between the periods ending September 30, 2018 and September 30, 2019.  During those periods, PBRELF’s Manager, MgCo I, raised new capital by issuing additional preferred units in PBRELF I, and deployed that capital in a manner that grew the total principal and face amount of mortgage notes receivable, and the interest earned thereon.  The number of loans outstanding and their average face amount for PBRELF I as of September 30, 2019 was 119 and $4.4 million respectively compared with 119 and $3.4 million respectively as of September 30, 2018.  The following table sets forth the components of total revenue and total investment income earned by PBRELF I in the nine months ended September 30, 2019 and September 30, 2018, respectively ($ in thousands):

	For the Nine Months Ended September 30,		Increase / (Decrease)
	2019	2018	$	%
Interest income	$31,506	$22,001	$9,505	43.2%
Fee income	2,887	2,652	235	8.9%
Total Revenue	$34,393	$24,653	$9,740	39.5%

Total revenue increased $9.7 million, or 39.5%, to $34.4 million for the nine months ended September 30, 2019 from $24.7 million for the nine months ended September 30, 2018.  During the nine months ended September 30, 2019, PBRELF I originated 51 new loans representing approximately $188.0 million in total principal commitment with an average commitment per loan of approximately $3.7 million and with the largest individual loan commitment amounting to $18.8 million.  During the same period, PBRELF I had 55 loans repaid representing approximately $148.2 million in total principal commitment and representing an average commitment per loan of $2.7 million.  By comparison, for the nine months ended September 30, 2018, PBRELF I originated 65 new loans representing approximately $240.6 million in total principal commitment with an average commitment per loan of approximately $3.7 million and with the largest individual loan commitment amounting to $23.2 million.  During the same period in 2018, PBRELF I had 57 loans repaid representing approximately $146.7 million in total principal commitment and representing an average commitment per loan of $2.6 million.

Interest income increased $9.5 million, or 43.2%, to $31.5 million for the nine months ended September 30, 2019 from $22.0 million for the nine months ended September 30, 2018.  The increase is primarily attributable to a net increase in average loans outstanding during the period.

Fee income increased $235 thousand, or 8.9%, to $2.9 million for the nine months ended September 30, 2019 from $2.7 million for the nine months ended September 30, 2018.  The increase is primarily attributable to an increase in the aggregate size of the outstanding principal and the extension fees assessed to maturing loans during the period ending September 30, 2019 when compared to the period ending September 30, 2018.

Total Expenses

The following table sets forth the components of total expenses for PBRELF I in the nine months ended September 30, 2019 and September 30, 2018, respectively ($ in thousands):

	For the Nine months Ended September 30,		Increase / (Decrease)
	2019	2018	$	%
Provision for loan losses	$2,944	$407	$2,537	623.3%
Real estate properties, net of gains	347	–	347	–
Professional fees	257	147	110	74.8%
Excise taxes and licenses	232	67	165	246.3%
Other	15	15	–	–
Total Expenses	$3,795	$636	$3,159	496.7%

Total expenses for PBRELF I increased $3.2 million, or 496.7%, to $3.8 million for the nine months ended September 30, 2019 from $636 thousand for the nine months ended September 30, 2018.  The increase in total expenses is primarily related to the additional provision for loan losses related to defaulted mortgage loans receivables of $2.9 million compared to $407 thousand in the period ending September 30, 2018.

Net Income

For the nine months ended September 30, 2019, PBRELF I generated approximately $30.6 million in net income, representing an increase of $6.6 million, or 27.5%, as compared to the net income of $24.0 million for the nine months ended September 30, 2018.  The increase is primarily attributable to an increase in average loans outstanding during the nine month period ended September 30, 2019 compared to the prior year period.

Liquidity and Capital Resources

Overview

PBRELF I’s primary liquidity needs include ongoing commitments to fund its lending activities and future funding obligations, making distributions to its members and funding other general business needs.  PBRELF I’s primary sources of liquidity and capital resources to date have been derived from $466.9 million in preferred unit issuances including reinvested distributions.  Since inception on June 28, 2010, and as of September 30, 2019, PBRELF I has not utilized and does not have any borrowings.  As of September 30, 2019, PBRELF I’s cash and cash equivalents was $131.4 million.

PBRELF I seeks to meet its long-term liquidity requirements, such as real estate lending needs, including future construction draw commitments and member redemptions, through its existing cash resources, equity contributions, reinvested distributions and return of capital from investments, including loan repayments.  PBRELF I is not required to sell real estate mortgages in order to pay redemption proceeds.  As of September 30, 2019, PBRELF I had $484.8 million of loan commitments, of which $325.2 million were funded and outstanding, net of $4.0 million allowance for loan losses.

As a REIT, PBRELF I is required to distribute at least 90% of its annual REIT taxable income to its members, including taxable income where PBRELF I does not receive corresponding cash.  PBRELF I intends to distribute all or substantially all of its REIT taxable income in order to comply with the REIT distribution requirements of the Internal Revenue Code of 1986, as amended (the “Code”) and to avoid federal income tax and the non-deductible excise tax.

PBRELF I typically makes monthly distributions of distributable cash as described herein.

Sources and Uses of Cash

The following table sets forth changes in cash and cash equivalents for the nine months ended September 30, 2019 and September 30, 2018 ($ in thousands):

	For the Nine months Ended September 30,
	2019	2018
Net cash received from / (used by)
Operating activities	$32,858	$24,163
Investing activities	(21,953)	(73,543)
Financing activities	76,559	67,668
Net increase / (decrease) in cash & cash equivalents	$87,464	$18,288

Nine months Ended September 30, 2019 as compared to the Nine months Ended September 30, 2018

At September 30, 2019 and September 30, 2018, PBRELF I had $155.6 million and $148.4 million of unfunded loan commitments, respectively.  This increase is primarily attributable to an increase in lending operations.

Net cash received from operating activities was $32.9 million for the nine months ended September 30, 2019 compared to net cash received in operating activities of $24.2 million for the nine months ended September 30, 2018.  The increase is primarily attributable to an increase in lending operations.

Net cash used in investing activities was $22.0 million for the nine months ended September 30, 2019 compared with net cash used in investing activities of $73.5 million for the nine months ended September 30, 2018.  Less cash used is due to less new loans funded, slower repayment of existing loans, and fewer construction draw disbursements.

Net cash received from financing activities was $76.6 million for the nine months ended September 30, 2019 as compared to $67.7 million for the nine months ended September 30, 2018.  The primary cash flows for the nine months ended September 30, 2019 were $147.1 million of capital from the sale of preferred units to unit holders net of $8.4 million of capital received in advance, partially offset by $40.0 million of redemptions and $22.3 million of distributions to holders of preferred units.  The primary cash flows for the nine months ended September 30, 2018 were $88.0 million of capital from the sale of preferred units to unit holders, $4.1 million of capital received in advance, partially offset by $8.6 million of redemptions and $16.2 million of distributions to holders of preferred units.

MgCo I

Results of Operations

Three months Ended September 30, 2019 as compared to the Three months Ended September 30, 2018

Total Revenue

MgCo I revenue consisted of fee income, which represented 80% of fee based income, and distributions from PBRELF I with respect to its common interest equal to 20% of distributable cash in excess of the preferred return.  The following table sets forth the total revenue earned by MgCo I in the three months ended September 30, 2019 and September 30, 2018 ($ in thousands):

	For the Three months Ended September 30,		Increase / (Decrease)
	2019	2018	$	%
Fee income	$4,261	$5,189	$(928)	(17.9%)
Distributions from PBRELF I	938	863	75	8.7%
Total Revenue	$5,199	$6,052	$(853)	(14.1%)

Total revenue decreased by $853 thousand, or (14.1%), to $5.2 million for the three months ended September 30, 2019 from $6.1 million for the three months ended September 30, 2018.  During the three months ended September 30, 2019, MgCo I originated $95.1 million in principal amount of loans with an average commitment per loan of $4.3 million.  By comparison, during the three months ended September 30, 2018, MgCo I originated $125.5 million in principal commitment with an average commitment per loan of $4.8 million.

Fee income decreased by $928 thousand, or (17.9%), to $4.3 million for the three months ended September 30, 2019 from $5.2 million for the three months ended September 30, 2018.  The decrease in Fee income is primarily attributable to a decrease in loan origination activity during the period.

Distributions from PBRELF I increased by $75 thousand, or 8.7%, to $938 thousand for the three months ended September 30, 2019 from $863 thousand for the three months ended September 30, 2018.  The increase is primarily attributable to an increase in the average net principal amount of loans outstanding during third quarter 2019 compared to third quarter 2018.

Total Expenses

The following table sets forth the components of Total expenses for MgCo I in the three months ended September 30, 2019 and September 30, 2018, respectively ($ in thousands):

	For the Three months Ended September 30,		Increase / (Decrease)
	2019	2018	$	%
Compensation	$216	$265	$(49)	(18.5%)
Commissions to Broadmark Capital LLC	1,063	613	450	73.4%
General and administrative	7	110	(103)	(93.6%)
Excise tax expense	81	79	2	2.5%
Legal, audit, insurance	1,268	100	1,168	1,168.0%
Depreciation expense	0	24	(24)	(100.0%)
Inspection fees	59	48	11	22.9%
Other	1	0	1	–
Total Expenses	$2,695	$1,239	$1,456	117.5%

Total expenses increased by $1.5 million, or 117.5%, to $2.7 million for the three months ended September 30, 2019 from $1.2 million for the three months ended September 30, 2018.  The increase between reporting periods is primarily attributable to an increase of $1.2 million, or 1,168.0%, in legal, audit, insurance expense, some of which was related to the Business Combination, and is non-recurring in nature, as well as an increase of $450 thousand, or 73.4% in Commissions to Broadmark Capital LLC.

Net Income

Net income decreased by $2.3 million, or (48.0%), to $2.5 million for the three months ended September 30, 2019 from $4.8 million for the three months ended September 30, 2018.  The decrease in Net income is primarily attributable to a decrease in fee income combined with increases in Commissions to Broadmark Capital LLC and Legal, audit, insurance expenses.

Nine months Ended September 30, 2019 as compared to the Nine months Ended September 30, 2018

Total Revenue

MgCo I revenue consisted of fee income, which represented 80% of fee based income, and distributions from PBRELF I with respect to its common interest equal to 20% of distributable cash in excess of the preferred return.  The following table sets forth the total revenue earned by MgCo I in the nine months ended September 30, 2019 and September 30, 2018 ($ in thousands):

	For the Nine months Ended September 30,		Increase / (Decrease)
	2019	2018	$	%
Fee income	$11,613	$10,775	$838	7.8%
Distributions from PBRELF I	3,100	2,355	745	31.6%
Total Revenue	$14,713	$13,130	$1,583	12.1%

Total revenue increased by $1.6 million, or 12.1%, to $14.7 million for the nine months ended September 30, 2019 from $13.1 million for the nine months ended September 30, 2018.  During the nine months ended September 30, 2019, MgCo I originated $188.0 million in principal amount of loans with an average commitment per loan of $3.7 million.  By comparison, during the nine months ended September 30, 2018, MgCo I originated $240.6 million in principal commitment with an average commitment per loan of $3.7 million.

Fee income increased by $838 thousand, or 7.8%, to $11.6 million for the nine months ended September 30, 2019 from $10.8 million for the nine months ended September 30, 2018.  The increase in Fee income is primarily attributable to an increase in extension activity during the period.

Distributions from PBRELF I increased by $745 thousand, or 31.6%, to $3.1 million for the nine months ended September 30, 2019 from $2.4 million for the nine months ended September 30, 2018.  The increase is primarily attributable to an increase in the average net principal amount of loans outstanding during third quarter 2019 compared to third quarter 2018.

Total Expenses

The following table sets forth the components of Total expenses for MgCo I in the nine months ended September 30, 2019 and September 30, 2018, respectively ($ in thousands):

	For the Nine months Ended September 30,		Increase / (Decrease)
	2019	2018	$	%
Compensation	$1,436	$1,046	$390	37.3%
Commissions to Broadmark Capital LLC	2,437	1,613	824	51.1%
General and administrative expense	273	366	(93)	(25.4)%
Excise tax expense	209	186	23	12.4%
Legal, audit, insurance	1,716	386	1,330	344.6%
Depreciation expense	34	64	(30)	(46.9%)
Inspection fees	199	155	44	28.4%
Other	6	0	6	–
Total Expenses	$6,310	$3,816	$2,494	65.4%

Total expenses increased by $2.5 million, or 65.4%, to $6.3 million for the nine months ended September 30, 2019 from $3.8 million for the nine months ended September 30, 2018.  The increase between reporting periods is primarily attributable to an increase of $1.3 million, or 344.6%, in legal, audit, insurance expense, some of which was related to the Business Combination, and is non-recurring in nature, as well as an increase of $824 thousand, or 51.1% in Commissions to Broadmark Capital LLC.

Net Income

Net income decreased by $0.9 million, or (9.8%), to $8.4 million for the nine months ended September 30, 2019 from $9.3 million for the nine months ended September 30, 2018.  The decrease is primarily attributable to an increase in Commissions to Broadmark Capital LLC, and Legal, audit, insurance expenses partially offset by an increase in Fee income and Distributions from PBRELF I.

Liquidity and Capital Resources

MgCo I’s capital sources include cash flow from operating activities, comprised of 80% of fee based income as well as distributions from PBRELF I equal to 20% of distributable cash in excess of the preferred return.  MgCo I does not have any borrowings.

MgCo I’s primary uses of liquidity include operating expenses and distributions.  On a monthly basis, MgCo I’s Board of Managers determines an appropriate distribution amount based upon numerous factors, including cash flow from operating activities, availability of existing cash balances, general economic conditions and economic conditions that more specifically impact MgCo I’s business or prospects.  Future distributions are subject to adjustment based upon the evaluation of the factors described above, as well as other factors that MgCo I’s Board of Managers may, from time-to-time, deem relevant to consider when determining an appropriate distribution.

MgCo I believes that its existing sources of funds should be adequate for purposes of meeting its liquidity needs.  Unrestricted cash as of September 30, 2019 was approximately $1.8 million.

Sources and Uses of Cash

The following table sets forth changes in cash and cash equivalents for the nine months ended September 30, 2019 and September 30, 2018 ($ in thousands).

	For the Nine months Ended September 30,
	2019	2018
Net cash received from / (used by)
Operating activities	$8,513	$8,814
Investing activities	(63)	(279)
Financing activities	(6,787)	(7,390)
Net increase / (decrease) in cash & cash equivalents	$1,663	$1,145

Nine months Ended September 30, 2019 as compared to the Nine months Ended September 30, 2018

Net cash received from operating activities was $8.5 million for the nine months ended September 30, 2019 compared to net cash received from in operating activities of $8.8 million for the nine months ended September 30, 2018.  The decrease is primarily attributable to the decrease in net income.

Net cash used in investing activities was $63 thousand for the nine months ended September 30, 2019 as compared to $279 thousand for the nine months ended September 30, 2018.  The company does not have meaningful investment requirements to operate the business.

Net cash used in financing activities was $6.8 million for the nine months ended September 30, 2019 as compared to $7.4 million for the nine months ended September 30, 2018.  The decrease is a result of decreased distributions to members.

BRELF II

Results of Operations

Three Months Ended September 30, 2019 as compared to the Three Months Ended September 30, 2018

Total Revenue

BRELF II’s total revenue for the three months ended September 30, 2019 and September 30, 2018, respectively, consisted of interest income on the loans that it funded and fee income which represented 20% of fee based income.  The following table sets forth the components of Total revenue earned by BRELF II in the three months ended September 30, 2019 and September 30, 2018, respectively ($ in thousands).

	For the Three Months Ended September 30,		Increase / (Decrease)
	2019	2018	$	%
Interest income	$14,021	$7,465	$6,556	87.8%
Fee income	683	1,086	(403)	(37.1)%
Total Revenue	$14,704	$8,551	$6,153	72.0%

Total revenue increased $6.2 million, or 72.0%, to $14.7 million for the three months ended September 30, 2019 from $8.6 million for the three months ended September 30, 2018.  During the three months ended September 30, 2019, BRELF II originated 9 new loans representing approximately $36.9 million in total principal commitment with an average commitment per loan of approximately $4.1 million and with the largest individual loan commitment amounting to $10.6 million.  During the same period, BRELF II had 9 loans repaid representing approximately $15.7 million in total principal commitment and representing an average commitment per loan of $1.7 million.  By comparison, for the three months ended September 30, 2018, BRELF II originated 23 new loans representing approximately $100.4 million in total principal commitment with an average commitment per loan of approximately $4.4 million and with the largest individual loan commitment amounting to $16.6 million.  During the same period in 2018, BRELF II had 10 loans repaid representing approximately $16.5 million in total principal commitment and representing an average commitment per loan of $1.7 million.

Interest income increased $6.6 million, or 87.8%, to $14.0 million for the three months ended September 30, 2019 from $7.5 million for the three months ended September 30, 2018.  The increase is a primarily attributable to an increase in the average principal loan balance outstanding during the period.

Fee income decreased by $403 thousand, or (37.1)%, to $683 thousand for the three months ended September 30, 2019 from $1.1 million for the three months ended September 30, 2018.  The decrease is primarily attributable to a decrease in the volume of loans originated during the period.

Total Expenses

The following table sets forth the components of Total expenses for BRELF II in the three months ended September 30, 2019 and September 30, 2018, respectively ($ in thousands).

	For the Three Months Ended September 30,		Increase / (Decrease)
	2019	2018	$	%
Provision for loan losses	$0	$76	$(76)	(100.8)%
Real estate properties, net of gains	0	(76)	76	(100.6)%
Professional fees	60	76	(16)	(21.3)%
Other	8	7	(1)	(14.3)%
Total Expenses	$68	$84	$(17)	(19.8)%

Total expenses for BRELF II decreased $17 thousand or (19.8)%, to $67 thousand for the three months ended September 30, 2019 from $84 thousand for the three months ended September 30, 2018.  The decrease is primarily attributable to a decrease of professional fees in the amount of $16 thousand.

Net Income

For the three months ended September 30, 2019, BRELF II generated $14.6 million in Net income, representing an increase of $6.2 million, or 72.9%, as compared to Net income of $8.5 million for the three months ended September 30, 2018.  The increase is primarily attributable to an increase the average principal amount of loans outstanding during the period.

Nine Months Ended September 30, 2019 as compared to the Nine Months Ended September 30, 2018

Total Revenue

BRELF II’s total revenue for the nine months ended September 30, 2019 and September 30, 2018, respectively, consisted of interest income on the loans that it funded and fee income which represented 20% of fee based income.  The following table sets forth the components of Total revenue earned by BRELF II in the nine months ended September 30, 2019 and September 30, 2018, respectively ($ in thousands).

	For the Nine Months Ended September 30,		Increase / (Decrease)
	2019	2018	$	%
Interest income	$36,190	$17,265	$18,925	109.6%
Fee income	3,204	2,649	555	21.0%
Total Revenue	$39,394	$19,914	$19,480	97.8%

Total revenue increased $19.5 million, or 97.8%, to $39.4 million for the nine months ended September 30, 2019 from $19.9 million for the nine months ended September 30, 2018.  During the nine months ended September 30, 2019, BRELF II originated 34 new loans representing approximately $195.6 million in total principal commitment with an average commitment per loan of approximately $5.8 million and with the largest individual loan commitment amounting to $33.5 million.  During the same period, BRELF II had 36 loans repaid representing approximately $78.1 million in total principal commitment and representing an average commitment per loan of $2.2 million.  By comparison, for the nine months ended September 30, 2018, BRELF II originated 67 new loans representing approximately $249.0 million in total principal commitment with an average commitment per loan of approximately $3.7 million and with the largest individual loan commitment amounting to $18.6 million.  During the same period in 2018, BRELF II had 48 loans repaid representing approximately $65.5 million in total principal commitment and representing an average commitment per loan of $1.4 million.

Interest income increased $18.9 million, or 109.6%, to $36.2 million for the nine months ended September 30, 2019 from $17.3 million for the nine months ended September 30, 2018.  The increase is a primarily attributable to an increase in the average principal loan balance outstanding during the period.

Fee income increased by $555 thousand, or 21.0%, to $3.2 million for the nine months ended September 30, 2019 from $2.6 million for the nine months ended September 30, 2018.  The increase is primarily attributable to an increase in the volume of loans originated during the period.

Total Expenses

The following table sets forth the components of Total expenses for BRELF II in the nine months ended September 30, 2019 and September 30, 2018, respectively ($ in thousands).

	For the Nine months Ended September 30,		Increase / (Decrease)
	2019	2018	$	%
Provision for loan losses	$(167)	$354	$(521)	(147.2)%
Real estate properties, net of gains	(168)	91	(259)	(284.6)
Professional fees	216	128	88	68.8%
Other	28	22	6	27.3
Total Expenses	$(91)	$595	$(686)	(115.3)%

Total expenses for BRELF II decreased $686 thousand or (115.3)%, to $(91) thousand for the nine months ended September 30, 2019 from $595 thousand for the nine months ended September 30, 2018.  The decrease is primarily attributable to a reversal of provisional charges for loan losses in the amount of $167 thousand and the reversal of real estate properties expenses in the amount of $168 thousand due to the recovery of reserves related to the sale of owned real estate property.

The provisional charges for loan losses are primarily attributable to BRELF II’s REIT status election on October 1, 2018, which caused it to cease to use the guidelines of the Financial Accounting Standards Board’s Accounting Standards Codification Topic 946 (“ASC 946”).

Net Income

Due to BRELF II’s REIT election on October 1, 2018, the financial statements as of and for the year ended December 31, 2018 reflect Net Income in accordance with accounting principles generally accepted under GAAP.

For the nine months ended September 30, 2019, BRELF II generated $39.5 million in Net income, representing an increase of $20.2 million, or 104.4%, as compared to Net income of $19.3 million for the nine months ended September 30, 2018.  The increase is primarily attributable to an increase the average principal amount of loans outstanding during the period and to increase loan volume origination activity compared to the same period a year ago.

Liquidity and Capital Resources

Overview

BRELF II’s primary liquidity needs include ongoing commitments to fund its lending activities and future funding obligations, make distributions to its members and fund other general business needs.  BRELF II’s primary sources of liquidity and capital resources to date have been derived from $516.3 million in preferred unit issuances as of September 30, 2019.  Since inception on February 13, 2014, and as of September 30, 2019, BRELF II has not utilized and does not have any borrowings.  As of September 30, 2019, BRELF II’s cash and cash equivalents was $60.7 million.

BRELF II seeks to meet its long-term liquidity requirements, including funding needs, including future construction draw commitments, and member redemptions through its existing cash resources, equity contributions, reinvested distributions and return of capital from investments, including loan repayments.  BRELF II is not required to sell real estate mortgages to meet its liquidity needs.  As of September 30, 2019, BRELF II’s had $614.6 million of loan commitments, of which $460.3 million were funded and outstanding.

As a REIT, BRELF II is required to distribute at least 90% of its annual REIT taxable income to its members, including taxable income where BRELF II does not receive corresponding cash.  BRELF II intends to distribute all or substantially all of its REIT taxable income in order to comply with the REIT distribution requirements of the Code and to avoid federal income tax and the non-deductible excise tax.

BRELF II typically makes monthly distributions of distributable cash as described herein.  Distributions of distributable cash, fee based income, and the preferred return are not guaranteed, and are only paid to the extent earned.

Sources and Uses of Cash

The following table sets forth changes in cash and cash equivalents for the nine months ended September 30, 2019 and September 30, 2018 ($ in thousands).

	For the Nine Months Ended September 30,
	2019	2018
Net cash received from / (used by)
Operating activities	$39,331	$19,878
Investing activities	(180,215)	(124,830)
Financing activities	138,760	123,032
Net increase / (decrease) in cash & cash equivalents	$(2,124)	$18,079

Nine Months Ended September 30, 2019 as compared to the Nine Months Ended September 30, 2018

At September 30, 2019 and September 30, 2018, BRELF II had $154.3 million and $167.8 million of unfunded loan commitments, respectively.

Net cash received from operating activities was $39.3 million for the nine months ended September 30, 2019 compared to net cash received from operating activities of $19.9 million for the nine months ended September 30, 2018.  The increase is primarily attributable to an increase in lending operations.

Net cash used in investing activities was $180.2 million for the nine months ended September 30, 2019 compared with net cash used in investing activities of $124.8 million for the nine months ended September 30, 2018.  The increase is primarily attributable to an increase in lending operations.

Net cash received from financing activities was $138.8 million for the nine months ended September 30, 2019 as compared to $123.0 million for the nine months ended September 30, 2018.  The primary cash flows for the nine months ended September 30, 2019 were $194.4 million of capital from sale of preferred units to unit holders, net of 16.0 million of capital received in advance, $15.5 million of redemptions and $25.9 million of distributions to holders of preferred units.  The primary cash flows for the nine months ended September 30, 2018 were $127.8 million of capital from the sale of preferred units to unit holders and $10.4 million of capital received in advance, net of $12.8 million of distributions and $3.7 million of redemptions by holders of preferred units.

MgCo II

Results of Operations

Three Months Ended September 30, 2019 as compared to the Three Months Ended September 30, 2018

Total Revenue

MgCo II revenue consisted of fee income, which represented 80% of fee based income, and distributions from BRELF II with respect to its common interest equal to 20% of distributable cash in excess of the preferred return.  The following table sets forth the total revenue earned by MgCo II for the three months ended September 30, 2019 and September 30, 2018 ($ in thousands).

	For the Three Months Ended September 30,		Increase / (Decrease)
	2019	2018	$	%
Fee income	$2,805	$4,592	$(1,786)	(38.9)%
Distributions from BRELF II	1,457	910	548	60.2%
Total Revenue	$4,263	$5,501	$(1,239)	(22.5)%

Total revenue decreased by $1.2 million, or (22.5)%, to $4.3 million for the three months ended September 30, 2019 from $5.5 million for the three months ended September 30, 2018.  During the three months ended September 30, 2019, MgCo II originated $36.9 million in principal commitment with an average commitment per loan of $4.1 million.  By comparison, during the three months ended September 30, 2018, MgCo II originated $100.4 million in principal commitment with an average commitment per loan of $4.4 million.

Fee income decreased by $1.8 million, or (38.9)%, to $2.8 million for the three months ended September 30, 2019 from $4.6 million for the three months ended September 30, 2018.  The decrease is primarily attributable to a decrease in the volume of loan originations during the period.

Distributions from BRELF II increased by $548 thousand, or 60.2%, to $1.5 million for the three months ended September 30, 2019 from $910 thousand for three months ended September 30, 2018.  The increase is primarily attributable to an increase in the average net principal amount of loans outstanding during the period.

Total Expenses

The following table sets forth the components of Total expenses for MgCo II for the three months ended September 30, 2019 and September 30, 2018, respectively ($ in thousands).

	For the Three Months Ended September 30,		Increase / (Decrease)
	2019	2018	$	%
Compensation	$806	$583	$223	38.3%
Commissions to Broadmark Capital LLC	1,049	841	208	24.7%
General & administrative expense	537	273	264	96.7%
Legal, audit, insurance	626	27	599	2,179.9%
Inspection fees	24	32	(8)	(24.3)%
Total Expenses	$3,042	$1,756	$1,286	73.2%

Total expenses increased by $1.3 million, or 73.2%, to $3.0 million for the three months ended September 30, 2019 from $1.8 million for the three months ended September 30, 2018.  The increase is primarily attributable to an increase of $599 thousand, or 2,179.9%, in legal, audit, insurance expense, an increase of $264 thousand, or 96.7%, in general & administrative expense, and an increase of $223 thousand, or 38.3%, in compensation expense.

Net Income

Net income decreased by $2.5 million, or (67.4)%, to $1.2 million for the three months ended September 30, 2019 from $3.7 million for the three months ended September 30, 2018.  Net Income decreased primarily as a result of decreased fee income resulting from decreased volumes of loan originations and extension fees during the period.

Nine Months Ended September 30, 2019 as compared to the Nine Months Ended September 30, 2018

Total Revenue

MgCo II revenue consisted of fee income, which represented 80% of fee based income, and distributions from BRELF II with respect to its common interest equal to 20% of distributable cash in excess of the preferred return.  The following table sets forth the total revenue earned by MgCo II for the nine months ended September 30, 2019 and September 30, 2018 ($ in thousands).

	For the Nine months Ended September 30,		Increase / (Decrease)
	2019	2018	$	%
Fee income	$12,841	$10,896	$1,945	17.9%
Distributions from BRELF II	4,002	2,087	1,915	91.8%
Total Revenue	$16,843	$12,983	$3,860	29.7%

Total revenue increased by $3.9 million, or 29.7%, to $16.8 million for the nine months ended September 30, 2019 from $12.9 million for the nine months ended September 30, 2018.  During the nine months ended September 30, 2019, MgCo II originated $195.6 million in principal commitment with an average commitment per loan of $5.8 million.  By comparison, during the nine months ended September 30, 2018, MgCo II originated $249.0 million in principal commitment with an average commitment per loan of $3.7 million.

Fee income increased by $1.9 million, or 17.9%, to $12.8 million for the nine months ended September 30, 2019 from $10.9 million for the nine months ended September 30, 2018.  The increase is primarily attributable to an increase in the volume of loan originations during the period.

Distributions from BRELF II increased by $1.9 million, or 91.8%, to $4.0 million for the nine months ended September 30, 2019 from $2.1 million for nine months ended September 30, 2018.  The increase is primarily attributable to an increase in the average net principal amount of loans outstanding during the period.

Total Expenses

The following table sets forth the components of Total expenses for MgCo II for the nine months ended September 30, 2019 and September 30, 2018, respectively ($ in thousands).

	For the Nine months Ended September 30,		Increase / (Decrease)
	2019	2018	$	%
Compensation	$2,445	$1,214	$1,231	101.4%
Commissions to Broadmark Capital LLC	2,671	1,629	1,042	64.0%
General and administrative expense	1,335	745	590	79.2%
Legal, audit, insurance	975	79	896	1,134.2%
Inspection fees	78	87	(9)	(10.3)%
Total Expenses	$7,504	$3,754	$3,750	99.9%

Total expenses increased by $3.7 million, or 99.9%, to $7.5 million for the nine months ended September 30, 2019 from $3.8 million for the nine months ended September 30, 2018.  The increase is primarily attributable to an increase of $1.2 million, or 101.4%, in compensation expense, an increase of $1.0 million, or 64.0%, in placement agent fees paid to Broadmark Capital for referring investors in BRELF II and an increase of $896 thousand in legal, audit, insurance expense.

Net Income

Net income increased by $109 thousand, or 1.2%, to $9.3 million for the nine months ended September 30, 2019 from $9.2 million for the nine months ended September 30, 2018.  Net Income increased primarily as a result of increased fee income resulting from increased volumes of loan originations and extension fees during the period.

Liquidity and Capital Resources

MgCo II’s capital sources include cash flow from operating activities, comprised of 80% of fee based income as well as distributions from BRELF II equal to 20% of distributable cash in excess of the preferred return.  MgCo II does not have any borrowings.

MgCo II’s primary uses of liquidity include operating expenses and distributions.  On a monthly basis, MgCo II’s Board of Managers determines an appropriate distribution amount based upon numerous factors, including cash flow from operating activities, availability of existing cash balances, general economic conditions and economic conditions that more specifically impact MgCo II’s business or prospects.  Future distributions are subject to adjustment based upon the evaluation of the factors described above, as well as other factors that MgCo II’s Board of Managers may, from time-to-time, deem relevant to consider when determining an appropriate distribution.

MgCo II believes that its existing sources of funds should be adequate for purposes of meeting its liquidity needs.

Sources and Uses of Cash

The following table sets forth changes in cash and cash equivalents for the nine months ended September 30, 2019 and the nine months ended September 30, 2018 ($ in thousands).

	For the Nine Months Ended September 30,
	2019	2018
Net cash received from / (used by)
Operating activities	$9,285	$7,945
Financing activities	(8,839)	(7,380)
Investing activities	–	–
Net increase / (decrease) in cash & cash equivalents	$446	$565

Nine Months Ended September 30, 2019 as compared to the Nine Months Ended September 30, 2018

Net cash received from operating activities was $9.3 million for the nine months ended September 30, 2019 compared to net cash received from operating activities of $7.9 million for the nine months ended September 30, 2018.  The increase is primarily attributable to an increase in lending operations.

Net cash used in financing activities was $8.8 million for the nine months ended September 30, 2019 as compared to $7.4 million for the nine months ended September 30, 2018.  The increase is a result of increased distributions to members.

BRELF III

Results of Operations

Three Months Ended September 30, 2019 as compared to the Three Months Ended September 30, 2018

Total Revenue

BRELF III’s Total revenue for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018, respectively, consisted of interest income on the loans that it funded and fee income which represented 20% of fee based income.  The following table sets forth the components of Total revenue earned by BRELF III in the three months ended September 30, 2019 and September 30, 2018, respectively ($ in thousands).

	For the Three Months Ended September 30,		Increase / (Decrease)
	2019	2018	$	%
Interest income	$647	$174	$473	272.5%
Fee income	78	37	41	109.4%
Total Revenue	$724	$211	$514	243.8%

Total revenue increased $514 thousand, or 243.8%, to $724 thousand for the three months ended September 30, 2019 from $211 thousand for the three months ended September 30, 2018.  During the three months ended September 30, 2019, BRELF III originated 4 new loans representing approximately $6.5 million in total principal commitment with an average commitment per loan of approximately $1.6 million and with the largest individual loan commitment amounting to $3.6 million.  During the same period, BRELF III had 7 loans repaid representing approximately $2.3 million in total principal commitment and representing an average commitment per loan of $333 thousand.  By comparison, for three months ended September 30, 2018, BRELF III originated 11 new loans representing approximately $5.0 million in total principal commitment with an average commitment per loan of approximately $452 thousand and with the largest individual loan commitment amounting to $1.4 million.  During the same period in 2018, BRELF III had one loan repaid representing $290 thousand in total principal commitment.  Interest income increased $473 thousand, or 272.5%, to $647 thousand for the three months ended September 30, 2019 from $174 thousand for the three months ended September 30, 2018.  The increase is primarily attributable to an increase in the average principal amount of loans outstanding during the period.

Fee income increased by $41 thousand, or 109.4%, to $78 thousand for the three months ended September 30, 2019 from $37 thousand for the three months ended September 30, 2018.  The increase is primarily attributable to an increase in lending operations and the volume of loan originations during the period.

Total Expenses

The following table sets forth the components of total expenses for BRELF III in the three months ended September 30, 2019 and September 30, 2018, respectively ($ in thousands).

	For the Three Months Ended September 30,		Increase / (Decrease)
	2019	2018	$	%
Provision for loan losses	$–	$–	$–	–%
Professional fees	(12)	5	(16)	(339.0)%
Other	9	–	9	NM
Total Expenses	$(3)	$5	$(7)	(153.8)%

Total expenses paid by BRELF III decreased $7 thousand to $(3) thousand for the three months ended September 30, 2019 from $5 thousand for the three months ended September 30, 2018.  The increase is comprised of an decrease in professional fees and an increase in other expenses.

Net Revenue

For the three months ended September 30, 2019, BRELF III generated $727 thousand in Net income, representing an increase of $521 thousand, as compared to Net income of $206 thousand for the three months ended September 30, 2018.  The increase is primarily attributable to increase in net interest income attributable to an increase in the average principal amount of loans outstanding during the period.

Nine Months Ended September 30, 2019 as compared to the period January 24, 2018 (date of inception) through September 30, 2018

Total Revenue

BRELF III’s Total revenue for the nine months ended September 30, 2019 as compared to the period from January 24, 2018 through September 30, 2018, respectively, consisted of interest income on the loans that it funded and fee income which represented 20% of fee based income.  The following table sets forth the components of Total revenue earned by BRELF III in the nine months ended September 30, 2019 and January 24, 2018 (date of inception) through September 30, 2018, respectively ($ in thousands).

	For the Nine Months Ended	January 24, 2018 (date of inception) through	Increase / (Decrease)
	September 30, 2019	September 30, 2018	$	%
Interest income	$1,565	$276	$1,289	467.0%
Fee income	174	71	103	145.1%
Total Revenue	$1,739	$347	$1,392	401.2%

Total revenue increased $1.4 million, or 401.2%, to $1.7 million for the nine months ended September 30, 2019 from $347 thousand for the period January 24, 2018 (date of inception) through September 30, 2018.  During the nine months ended September 30, 2019, BRELF III originated 17 new loans representing approximately $15.8 million in total principal commitment with an average commitment per loan of approximately $927 thousand and with the largest individual loan commitment amounting to $3.6 million.  During the same period, BRELF III had 10 loans repaid representing approximately $4.8 million in total principal commitment and representing an average commitment per loan of $477 thousand.  By comparison, for the period January 24, 2018 (date of inception) through September 30, 2018, BRELF III originated 24 new loans representing approximately $11.2 million in total principal commitment with an average commitment per loan of approximately $467 thousand and with the largest individual loan commitment amounting to $1.8 million.  During the same period in 2018, BRELF III had one loan repaid representing $290 thousand in total principal commitment.  Interest income increased $1.3 million, or 467.0%, to $1.6 million for the nine months ended September 30, 2019 from $276 thousand for the period January 24, 2018 (date of inception) through September 30, 2018.  The increase is primarily attributable to an increase in the average principal amount of loans outstanding during the period.

Fee income increased by $103 thousand, or 145.1%, to $174 thousand for the nine months ended September 30, 2019 from $71 thousand for the period January 24, 2018 (date of inception) through September 30, 2018.  The increase is primarily attributable to an increase in lending operations and the volume of loan originations during the period.

Total Expenses

The following table sets forth the components of total expenses for BRELF III in the nine months ended September 30, 2019 and January 24, 2018 (date of inception) through September 30, 2018, respectively ($ in thousands).

	For the Nine Months Ended	January 24, 2018 (date of inception) through	Increase / (Decrease)
	September 30, 2019	September 30, 2018	$	%
Provision for loan losses	$–	$–	$–	–%
Professional fees	54	9	45	500.0%
Other	25	–	25	NM
Total Expenses	$79	$9	$70	777.8%

Total expenses paid by BRELF III increased $70 thousand to $79 thousand for the nine months ended September 30, 2019 from $9 thousand for the period January 24, 2018 (date of inception) through September 30, 2018.  The increase is comprised of an increase in professional fees and other expenses.

Net Revenue

For the nine months ended September 30, 2019, BRELF III generated $1.7 million in Net income, representing an increase of $1.3 million, as compared to Net income of $338 thousand for the period January 24, 2018 (date of inception) through September 30, 2018.  The increase is primarily attributable to increase in net interest income attributable to an increase in the number of originated loans and related average principal amount of loans outstanding during the period.

Liquidity and Capital Resources

Overview

BRELF III’s primary liquidity needs include ongoing commitments to fund its operating expenses, lending activities and future funding obligations, make distributions to its members and fund other general business needs.

BRELF III’s primary sources of liquidity and capital resources to date have been derived from $23.1 million in cumulative preferred unit issuances as of September 30, 2019.  Since inception on January 24, 2018, and as of September 30, 2019, BRELF III has not utilized and does not have any borrowings.  As of September 30, 2019, BRELF III’s cash and cash equivalents was $6.5 million.

BRELF III seeks to meet its long-term liquidity requirements, including investment funding needs, including future construction draw commitments, and member redemptions through its existing cash resources, equity contributions, reinvested distributions and return of capital from investments, including loan repayments.  BRELF III is not required to sell real estate mortgages in order to pay redemption proceeds.  As of September 30, 2019, BRELF III had $28.3 million of loan commitments, of which $16.8 million were funded and outstanding.

As a REIT, BRELF III is required to distribute at least 90% of its annual REIT taxable income to its members, including taxable income where BRELF III does not receive corresponding cash.  BRELF III intends to distribute all or substantially all of its REIT taxable income in order to comply with the REIT distribution requirements of the Code and to avoid federal income tax and the non-deductible excise tax.

BRELF III typically makes monthly distributions of distributable cash as described herein.  Distributions of distributable cash, fee based income, and the preferred return are not guaranteed, and are only paid to the extent earned.

Sources and Uses of Cash

The following table sets forth changes in cash and cash equivalents for the nine months ended September 30, 2019 and the period January 24, 2018 (date of inception) through September 30, 2018 ($ in thousands).

	For the Nine Months Ended September 30, 2019	January 24, 2018 (date of inception) through September 30, 2018
Net cash received from / (used by)
Operating activities	$1,546	$356
Investing activities	(9,227)	(4,005)
Financing activities	10,068	8,467
Net increase / (decrease) in cash & cash equivalents	$2,387	$4,817

Nine Months Ended September 30, 2019 as compared to the period January 24, 2018 (date of inception) through September 30, 2018

At September 30, 2019 and September 30, 2018, BRELF III had $11.5 million and $8.4 million of unfunded loan commitments, respectively.  The increase is primarily attributable to an increase in lending operations.

Net cash received from operating activities was $1.5 million for the nine months ended September 30, 2019 compared to net cash received from operating activities of $356 thousand for the period January 24, 2018 (date of inception) through September 30, 2018.  The increase is primarily attributable to an increase in lending operations.

Net cash used in investing activities was $9.2 million for the nine months ended September 30, 2019 compared with net cash used in operating activities of $4.0 million for the period January 24, 2018 (date of inception) through September 30, 2018.  The increase is primarily attributable to an increase in lending operations.

Net cash received from financing activities was $10.1 million for the nine months ended September 30, 2019 as compared to $8.5 million for the period January 24, 2018 (date of inception) through September 30, 2018.  The primary cash flows for the nine months ended September 30, 2019 were $11.4 million of capital from the sale of preferred units to unit holders, net of $70 thousand of contributions received in advance, $981 thousand of distributions to holders of preferred units and $322 thousand of redemptions.  The primary cash flows for the period January 24, 2018 (date of inception) through September 30, 2018 were $8.1 million of capital from the sale of preferred units to unit holders and $500 thousand of contributions received in advance, net of $226 thousand of distributions to holders of preferred units.

MgCo III

Results of Operations

Three Months Ended September 30, 2019 as compared to the Three Months Ended September 30, 2018

Total Revenue

MgCo III revenue consisted of fee income, which represented 80% of fee based income, and distributions from BRELF III with respect to its common interest equal to 20% of distributable cash in excess of the preferred return.  The following table sets forth the total revenue earned by MgCo III for the three months ended September 30, 2019 and September 30, 2018 ($ in thousands).

	For the Three Months Ended September 30,		Increase / (Decrease)
	2019	2018	$	%
Fee income	$328	$152	$177	116.4%
Distributions from BRELF III	57	21	37	176.3%
Total Revenue	$386	$172	$213	123.6%

Total revenue increased by $213 thousand, or 123.6%, to $386 thousand for the three months ended September 30, 2019 from $172 thousand for the three months ended September 30, 2018.  During the three months ended September 30, 2019, MgCo III originated $6.5 million in principal commitment with an average commitment per loan of $1.6 million.  By comparison, during the three months ended September 30, 2018, MgCo III originated $5.0 million in principal commitment with an average commitment per loan of $452 thousand.

Fee income increased by $177 thousand, or 116.4%, to $328 thousand for the three months ended September 30, 2019 from $152 thousand for the three months ended September 30, 2018.  The increase is primarily attributable to an increase in the volume of loan originations during the period.

Distributions from BRELF III increased by $37 thousand, or 176.3%, to $57 thousand for the three months ended September 30, 2019 from $21 thousand for three months ended September 30, 2018.  The increase is primarily attributable to an increase in average principal amount of loans outstanding during the period.

Total Expenses

The following table sets forth the components of Total expenses for MgCo III for the three months ended September 30, 2019 and September 30, 2018, respectively ($ in thousands).

	For the Three Months Ended September 30,		Increase / (Decrease)
	2019	2018	$	%
Compensation	$138	$121	$17	14.2%
Commissions to Broadmark Capital LLC	50	41	8	20.5%
General & administrative expense	55	35	20	58.2%
Legal, audit, insurance	14	18	(4)	(23.8)%
Inspection fees	7	4	3	75.3%
Total Expenses	$264	$219	$45	20.5%

Total expenses increased by $45 thousand, or 20.5%, to $264 thousand for the three months ended September 30, 2019 from $219 thousand for the three months ended September 30, 2018.  The increase is primarily attributable to an increase of $20 thousand, or 58.2%, in general & administrative expense and to an increase of $17 thousand, or 14.2%, in compensation expense.

Net Income

Net income increased by $168 thousand to $122 thousand for the three months ended September 30, 2019 from $(47) thousand for the three months ended September 30, 2018.  The increase is primarily attributable to an increase in the volume of loan originations in the period.

Nine Months Ended September 30, 2019 as compared to the Nine Months Ended September 30, 2018

Total Revenue

MgCo III revenue consisted of fee income, which represented 80% of fee based income, and distributions from BRELF III with respect to its common interest equal to 20% of distributable cash in excess of the preferred return.  The following table sets forth the total revenue earned by MgCo III for the nine months ended September 30, 2019 and September 30, 2018 ($ in thousands).

	For the Nine Months Ended September 30,		Increase / (Decrease)
	2019	2018	$	%
Fee income	$742	$290	$452	155.9%
Distributions from BRELF III	153	33	120	363.6%
Total Revenue	$895	$323	$572	177.1%

Total revenue increased by $572 thousand, or 177.1%, to $895 thousand for the nine months ended September 30, 2019 from $323 thousand for the nine months ended September 30, 2018.  During the nine months ended September 30, 2019, MgCo III originated $15.8 million in principal commitment with an average commitment per loan of $927 thousand.  By comparison, during the nine months ended September 30, 2018, MgCo III originated $11.2 million in principal commitment with an average commitment per loan of $467 thousand.

Fee income increased by $452 thousand, or 155.9%, to $742 thousand for the nine months ended September 30, 2019 from $290 thousand for the nine months ended September 30, 2018.  The increase is primarily attributable to an increase in the volume of loan originations during the period.

Distributions from BRELF III increased by $120 thousand, or 363.6%, to $153 thousand for the nine months ended September 30, 2019 from $33 thousand for nine months ended September 30, 2018.  The increase is primarily attributable to an increase in average principal amount of loans outstanding during the period.

Total Expenses

The following table sets forth the components of Total expenses for MgCo III for the nine months ended September 30, 2019 and September 30, 2018, respectively ($ in thousands).

	For the Nine Months Ended September 30,		Increase / (Decrease)
	2019	2018	$	%
Compensation	$365	$324	$41	12.7%
Commissions to Broadmark Capital LLC	128	87	41	47.1%
General & administrative expense	140	71	69	97.2%
Legal, audit, insurance	96	49	47	95.9%
Inspection fees	29	5	24	480.0%
Total Expenses	$758	$536	$222	41.4%

Total expenses increased by $222 thousand, or 41.4%, to $758 thousand for the nine months ended September 30, 2019 from $536 thousand for the nine months ended September 30, 2018.  The increase is primarily attributable to an increase of $69 thousand, or 97.2%, in general & administrative expense and to an increase of $47 thousand, or 95.9%, in legal, audit, insurance expense.

Net Income

Net income increased by $351 thousand to $137 thousand for the nine months ended September 30, 2019 from $(214) thousand for the nine months ended September 30, 2018.  The increase is primarily attributable to an increase in the volume of loan originations in the period.

Liquidity and Capital Resources

MgCo III’s capital sources include cash flow from operating activities, comprised of 80% of fee based income as well as distributions from BRELF III equal to 20% of distributable cash in excess of the preferred return.  MgCo III does not have any borrowings.

MgCo III’s primary uses of liquidity include operating expenses and distributions.  On a monthly basis, MgCo III’s Board of Managers determines an appropriate distribution amount based upon numerous factors, including cash flow from operating activities, availability of existing cash balances, general economic conditions and economic conditions that more specifically impact MgCo III’s business or prospects.  Future distributions are subject to adjustment based upon the evaluation of the factors described above, as well as other factors that MgCo III’s Board of Managers may, from time-to-time, deem relevant to consider when determining an appropriate distribution.

MgCo III believes that its existing sources of funds should be adequate for purposes of meeting its liquidity needs.

Sources and Uses of Cash

The following table sets forth changes in cash and cash equivalents for the nine months ended September 30, 2019 and the nine months ended September 30, 2018 ($ in thousands):

	For the Nine Months Ended September 30,
	2019	2018
Net cash received from / (used by)
Operating activities	$128	$81
Financing activities	–	(1)
Investing activities	–	(1)
Net increase / (decrease) in cash & cash equivalents	$128	$79

Nine Months Ended September 30, 2019 as compared to the Nine Months Ended September 30, 2018

Net cash received from operating activities was $128 thousand for the nine months ended September 30, 2019 compared to net cash received from operating activities of $81 thousand for the nine months ended September 30, 2018.  The increase is primarily attributable to a decrease in related party payables.

Net cash used in financing activities was $0 for the nine months ended September 30, 2019 as compared to $1 thousand for the nine months ended September 30, 2018.

Net cash used in investing activities was $0 for the nine months ended September 30, 2019 as compared to $1 thousand for the nine months ended September 30, 2018.

BRELF IV

Results of Operations

Three Months Ended September 30, 2019

Comparative financial statements are not presented as BRELF IV commenced operations on January 1, 2019.

Total Revenue

BRELF IV’s Total revenue for the three months ended September 30, 2019 consisted of interest income on the loans that it funded and fee income which represented 20% of fee based income.  The following table sets forth the components of Total revenue earned by BRELF IV in the three months ended September 30, 2019 ($ in thousands):

For the Three Months Ended September 30, 2019
Interest income	$79
Fee income	10
Total Revenue	$89

Total revenue for the three months ended September 30, 2019 was $79 thousand.  During the three months ended September 30, 2019, BRELF IV originated 3 new loans representing approximately $1.4 million in total principal commitment with an average commitment per loan of approximately $0.5 million and with the largest individual loan commitment amounting to $0.5 million.  During the same period, BRELF IV had no loans repaid.

Total Expenses

BRELF IV’s Total expense for the three months ended September 30, 2019 consisted of other expense equal to $0.

For the Three Months Ended September 30, 2019
Other	$0
Total Expense	$0

Net Income

Net income for the three months ended September 30, 2019 was $89 thousand.

February 28, 2019 (date of inception) through September 30, 2019

Comparative financial statements are not presented as BRELF IV commenced operations on January 1, 2019.

Total Revenue

BRELF IV’s Total revenue for the period February 28, 2019 (date of inception) through September 30, 2019 consisted of interest income on the loans that it funded and fee income which represented 20% of fee based income.  The following table sets forth the components of Total revenue earned by BRELF IV for the period February 28, 2019 (date of inception) through September 30, 2019 ($ in thousands):

February 28, 2019 (date of inception) through September 30, 2019
Interest income	$102
Fee income	23
Total Revenue	$125

Total revenue for the period February 28, 2019 (date of inception) through September 30, 2019 was $125 thousand.  During the period February 28, 2019 (date of inception) through September 30, 2019, BRELF IV originated 5 new loans representing approximately $3.9 million in total principal commitment with an average commitment per loan of approximately $0.8 million and with the largest individual loan commitment amounting to $1.9 million.  During the same period, BRELF IV had no loans repaid.  Interest income was $102 thousand and fee income was $23 thousand for the period February 28, 2019 (date of inception) through September 30, 2019.

Total Expenses

BRELF IV’s Total expense for the period February 28, 2019 (date of inception) through September 30, 2019 consisted of other expense equal to $1 thousand.

February 28, 2019 (date of inception) through September 30, 2019
Other	$1
Total Expense	$1

Net Income

Net income for the period February 28, 2019 (date of inception) through September 30, 2019 was $124 thousand.

Liquidity and Capital Resources

Overview

BRELF IV’s primary liquidity needs include ongoing commitments to fund its operating expenses, lending activities and future funding obligations, make distributions to its members and fund other general business needs.  BRELF IV’s primary sources of liquidity and capital resources to date have been derived from $3.5 million in cumulative preferred unit issuances as of September 30, 2019.  As of September 30, 2019, BRELF IV has not utilized and does not have any borrowings.  As of September 30, 2019, BRELF IV cash and cash equivalents was $937 thousand.

BRELF IV seeks to meet its long-term liquidity requirements, including future investment funding needs, future construction draw commitments, and member redemptions through its existing cash resources, equity contributions, reinvested distributions and return of capital from investments, including loan repayments.  BRELF IV is not required to sell real estate mortgages in order to pay redemption proceeds.  As of September 30, 2019, BRELF IV had $3.9 million of loan commitments, of which $2.7 million was funded and outstanding.

As a REIT, BRELF IV is required to distribute at least 90% of its annual REIT taxable income to its members, including taxable income where BRELF IV does not receive corresponding cash.  BRELF IV intends to distribute all or substantially all of its REIT taxable income in order to comply with the REIT distribution requirements of the Internal Revenue Code and to avoid federal income tax and the non-deductible excise tax.

BRELF IV intends to make monthly distributions of distributable cash as described herein.  Distributions of distributable cash, fee based income, and the preferred return are not guaranteed, and are only paid to the extent earned.

Sources and Uses of Cash

The following table sets forth changes in cash and cash equivalents for the period February 28, 2019 (date of inception) through September 30, 2019 ($ in thousands):

February 28, 2019 (date of inception) through September 30, 2019
Net cash received from / (used by)
Operating activities	$139
Investing activities	(2,667)
Financing activities	3,465
Net increase / (decrease) in cash & cash equivalents	$937

February 28, 2019 (date of inception) through September 30, 2019

Net cash received from operating activities was $139 thousand for the period February 28, 2019 (date of inception) through September 30, 2019.

Net cash used in investing activities was $2.7 million for the period February 26, 2019 (date of inception) through September 30, 2019.

Net cash received from financing activities was $3.5 million for the period February 28, 2019 (date of inception) through September 30, 2019.  The primary cash inflow for the period February 28, 2019 (date of inception) through September 30, 2019 was $3.5 million of contributions.

MgCo IV

Results of Operations

Three Months Ended September 30, 2019

Comparative financial statements are not presented as BRELF IV commenced operations on January 1, 2019.

Total Revenue

MgCo IV revenue consisted of fee income, which represented 80% of fee based income, and distributions from BRELF IV with respect to its common interest equal to 20% of distributable cash in excess of the preferred return.  The following table sets forth the Total revenue earned by MgCo IV in the three months ended September 30, 2019 ($ in thousands).

For the Three Months Ended September 30, 2019
Fee income	$40
Distributions from BRELF IV	8
Total Revenue	$48

MgCo IV had $48 thousand in total revenue for the three months ended September 30, 2019.

Fee income was $40 thousand for the three months ended September 30, 2019.

Distributions from BRELF IV for the three months ended September 30, 2019 was $8 thousand.

Total Expenses

The following table sets forth the components of Total Expenses for MgCo IV for the three months ended September 30, 2019 ($ in thousands):

For the Three Months Ended September 30, 2019
Compensation	$153
Commissions to Broadmark Capital LLC	4
Professional fees	10
General and administrative	6
Total Expenses	$180

Total expenses for the three months ended September 30, 2019 were $180 thousand.

Net Loss

Net loss for the three months ended September 30, 2019 was $(132) thousand.

Nine Months Ended September 30, 2019

Comparative financial statements are not presented as BRELF IV commenced operations on January 1, 2019.

Total Revenue

MgCo IV revenue consisted of fee income, which represented 80% of fee based income, and distributions from BRELF IV with respect to its common interest equal to 20% of distributable cash in excess of the preferred return.  The following table sets forth the Total revenue earned by MgCo IV in the nine months ended September 30, 2019 ($ in thousands).

For the Nine Months Ended September 30, 2019
Fee income	$91
Distributions from BRELF IV	10
Total Revenue	$101

MgCo IV had $101 thousand in total revenue for the nine months ended September 30, 2019.

Fee income was $91 thousand for the nine months ended September 30, 2019.

Distributions from BRELF IV for the nine months ended September 30, 2019 was $10 thousand.

Total Expenses

The following table sets forth the components of Total Expenses for MgCo IV for the nine months ended September 30, 2019 ($ in thousands):

For the Nine Months Ended September 30, 2019
Compensation	$400
Commissions to Broadmark Capital LLC	35
Professional fees	85
General and administrative	12
Inspection fees	1
Total Expenses	$533

Total expenses for the nine months ended September 30, 2019 were $533 thousand.

Net Loss

Net loss for the nine months ended September 30, 2019 was $(433) thousand.

Liquidity and Capital Resources

MgCo IV’s capital sources include cash flow from operating activities, comprised of 80% of fee based income as well as distributions from BRELF IV equal to 20% of distributable cash in excess of the preferred return.  MgCo IV does not have any borrowings.

MgCo IV’s primary uses of liquidity include operating expenses and distributions.  On a monthly basis, MgCo IV’s Board of Managers determines an appropriate distribution amount based upon numerous factors, including cash flow from operating activities, availability of existing cash balances, general economic conditions and economic conditions that more specifically impact MgCo IV’s business or prospects.  Future distributions are subject to adjustment based upon the evaluation of the factors described above, as well as other factors that MgCo IV’s Board of Managers may, from time-to-time, deem relevant to consider when determining an appropriate distribution.

MgCo IV believes that its existing sources of funds should be adequate for purposes of meeting its liquidity needs.  Unrestricted cash as of September 30, 2019 was approximately $5 thousand.

Sources and Uses of Cash

Nine Months Ended September 30, 2019

The following table sets forth changes in cash and cash equivalents for the nine months ended September 30, 2019 ($ in thousands):

For the Nine Months Ended September 30, 2019
Net cash received from / (used by)
Operating activities	$5
Investing activities	–
Financing activities	–
Net increase / (decrease) in cash & cash equivalents	$5

Net cash received from operating activities was $5 thousand for the nine months ended September 30, 2019.

No net cash was used in investing activities for the nine months ended September 30, 2019.

Net cash received from financing activities was 200 dollars for the nine months ended September 30, 2019.

Subsequent Developments

On November 14, 2019, subsequent to the end of the fiscal quarter ended September 30, 2019, the fiscal quarter to which this Report relates, the Predecessor Company Group consummated the previously announced Business Combination pursuant to the Merger Agreement.  For a description of the Business Combination and the Merger Agreement, see the sections entitled “Summary of the Joint Proxy Statement/Prospectus—Parties to the Business Combination” beginning on page 1 of the Company’s joint proxy statement/prospectus dated October 18, 2019 (the “Prospectus”), filed with the SEC on October 18, 2019, “Summary of the Joint Proxy Statement/Prospectus—The Business Combination” beginning on page 2 of the Prospectus, “The Business Combination” beginning on page 62, and “The Merger Agreement” beginning on page 87 of the Prospectus.

Upon completion of the Business Combination, unrestricted cash as of November 14, 2019 was approximately $235 million, net of transaction expenses and other Business Combination related payments (including stockholder redemptions and payments to Warrant holders).

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The nature of the Predecessor Company Group’s business exposes it to market risk arising from changes in interest rates.  Interest rates are highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors beyond the control of the Predecessor Company Group.  An increase or decrease in interest rates would not impact the interest charged on the Predecessor Company Group’s then existing loan portfolio, as the Predecessor Company Group’s loans bear fixed rates of interest.  However, a rapid significant increase in interest rates may reduce the demand for mortgage loans due to the higher cost of borrowing, potentially resulting in a reduced demand for real estate, declining real estate values and higher default rates.  Alternatively, a significant rapid decline in interest rates may negatively affect the amount of interest that the Predecessor Company Group may charge on new loans, including those that are made with capital received as outstanding loans mature.  Additionally, declining interest rates may also result in prepayments of existing loans, which may also result in the redeployment of capital in new loans bearing lower interest rates.  These factors could adversely affect the Predecessor Company Group’s business, financial condition, results of operations and ability to make distributions to its equity holders.

Credit Risk

The Predecessor Company Group’s loans are subject to credit risk.  Credit risk is the exposure to loss from loan defaults.  Default rates are subject to a wide variety of factors, including, but not limited to, borrower financial condition, property performance, property management, supply and demand factors, construction trends, consumer behavior, regional economics, interest rates, the strength of the U.S. economy and other factors beyond the Predecessor Company Group’s control.  All loans are subject to a certain possibility of default.  The Predecessor Company Group seeks to mitigate credit risk by originating loans which are secured by first position liens on real estate with a maximum loan-to-value ratio of 65%.  The Predecessor Company Group also undertakes extensive due diligence of the property that will be mortgaged to secure the loans, including review of third party appraisals on the property.

Risks Related to Real Estate

Residential and commercial property values are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, events such as natural disasters, including hurricanes and earthquakes, acts of war and terrorism, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions (such as an oversupply of housing, retail, industrial, office or other commercial space); changes or continued weakness in specific industry segments; construction quality, construction cost, age and design; demographic factors; retroactive changes to building or similar codes; and increases in operating expenses (such as energy costs).  In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay the loans, which could also cause Predecessor Company Group to suffer losses.  These factors could adversely affect the Predecessor Company Group’s business, financial condition, results of operations and ability to make distributions to its members.

Item 4.	Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Controller, to allow timely decisions regarding required disclosure.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

(a)	Evaluation and Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Controller carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019.  As a result of the material weaknesses discussed in the paragraph below, which material weaknesses are still in the process of being remediated, our Chief Executive Officer and Controller concluded that the Predecessor Company Group’s disclosure controls and procedures were not effective as of the end of the period covered by this Report.

In connection with the audit of the December 31, 2018 financial statements for each of the Predecessor Companies and Predecessor Management Companies, the Predecessor Company Group’s auditor noted deficiencies within the financial close and reporting process due to lack of segregation of duties, including access controls of information technology over sensitive and critical financial information, lack of review procedures over financial information and inadequate documentation of policies and procedures over the identification of technical accounting matters, and related documentation addressing accounting matters.  With respect to the audits of the Predecessor Companies, the lack of controls contributed to certain proposed audit adjustments related to deferred fees and missing or incomplete disclosures related to equity structure/share counts, credit quality disclosures and cash flow statements in the notes to the financial statements.  As such, the Predecessor Companies’ auditor identified material weaknesses in the Predecessor Companies’ internal controls over financial close reporting process.  With respect to the Predecessor Management Companies, the lack of controls contributed to the inability to record certain material adjustments to the financial statements related to cash and related party reclassifications, compensation expense and completeness and accuracy and/or missing or incomplete disclosures related to certain statements related to equity structure/share count.  As such, the Predecessor Management Companies’ auditor identified material weaknesses in the Predecessor Companies’ internal controls over financial close reporting process.  The Predecessor Company Group has begun to take steps to remediate these material weaknesses, including developing a comprehensive plan to remediate the identified material weaknesses, hiring additional senior resources within the Predecessor Company Group’s accounting and finance function, and engaging external advisors.  These remediation measures may be time consuming and costly, and might place significant demands on its financial, accounting and operational resources.

(b)	Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, except for the remediation measures discussed in the preceding paragraph and which are still continuing, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is involved in legal proceedings which arise in the ordinary course of business.  It believes that the outcome of such matters, individually and in the aggregate, will not have a material adverse effect on its business, financial condition and results of operations.

Item 1A.	Risk Factors

An investment in our Securities involves a high degree of risk.  You should carefully consider the risks described below before making an investment decision.  Our business, prospects, financial condition, or operating results could be harmed by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial.  The trading price of our Securities could decline due to any of these risks, and, as a result, you may lose all or part of your investment.

Risks Related our Business

Our loan origination activities, revenues and profits are limited by available funds.  If we do not increase our working capital, we will not be able to grow our business.

As a real estate finance company, our revenue and net income is limited to interest and fees received or accrued on our loan portfolio.  Our ability to originate real estate loans is limited by the funds at our disposal.  At September 30, 2019, we had $203.1 million in cash and cash equivalents on a pro forma combined basis and $322 million of unfunded loan commitments.  We intend to use the proceeds from the repayment of outstanding loans and any additional equity capital, raised publicly and privately, to originate real estate loans.  We cannot assure that such funds will be available in sufficient amounts to enable us to expand our business.

Our inability to manage future growth effectively could have an adverse impact on our financial condition and results of operations.

Our ability to implement our business strategy and grow our business depends upon our ability to identify and originate additional mortgage loans that meet our underwriting criteria, which may include making loans in additional geographic areas where we have little experience and understanding of the market.  Additionally, we may not be able to hire and train sufficient personnel or develop management, information and operating systems suitable for our growth.  Any failure to effectively manage our future growth could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our equity holders.

In the future, we may modify our underwriting standards and methods of obtaining financing to make mortgage loans without stockholder approval, which may increase the level of risk in an investment in our Securities.

While we have no current intention of modifying the historical loan initiation standards in any material manner, we may do so in the future if we believe it would be favorable to our business.  For example, the criteria necessary for a borrower to qualify for a loan may be made less stringent, which could result in an increased amount of loan defaults.  We may also determine in the future to issue preferred stock or incur indebtedness to fund an increase of our loan portfolio or for other working capital purposes.  Any of such actions may be taken without stockholder approval.  Issuing preferred stock or incurring indebtedness may reduce the amount of capital that will be available for distribution to stockholders and the amount available to make new loans if the funds are necessary to make required payments under such instruments.  Any such changes could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our equity holders.

We depend on our senior management team based upon their long standing business relationships, the loss of any of whom could threaten our ability to operate our business successfully.

Our future success depends, to a significant extent, upon the continued services of our management team.  The mortgage lending experience of our senior management team and the extent and nature of relationships they have developed with developers and owners of residential and commercial properties are critical to our success.  We cannot assure their continued employment.  The loss of services of one or more members of our management team could have a material adverse effect on our business, financial condition, results of operations and prospects.

We may not be able to hire and retain qualified loan originators or grow and maintain our relationships with key loan brokers, and if we are unable to do so, our ability to implement our business and growth strategies could be limited.

We depend on our loan originators to generate borrower clients by, among other things, developing relationships with commercial property owners, real estate agents and brokers, developers and others, which we believe leads to repeat and referral business.  Accordingly, we must be able to attract, motivate and retain skilled loan originators.  The market for loan originators is highly competitive and may lead to increased costs to hire and retain them.  We cannot guarantee that we will be able to attract or retain qualified loan originators.  If we cannot attract, motivate or retain a sufficient number of skilled loan originators, at a reasonable cost or at all, our business could be materially and adversely affected.  We also depend on our network of loan brokers, who generate a significant portion of our loan originations.  While we strive to cultivate long-standing relationships that generate repeat business for us, brokers are free to transact business with other lenders and have done so in the past and will do so in the future.  Our competitors also have relationships with some of our brokers and actively compete with us in bidding on loans shopped by these brokers.  We also cannot guarantee that we will be able to maintain or develop new relationships with additional brokers.

We may not be able to obtain or maintain required licenses and authorizations to conduct our business and may fail to comply with various state and federal laws and regulations applicable to our business.

In general, lending is a highly regulated industry in the United States and we are required to comply with, among other statutes and regulations, certain provisions of the Equal Credit Opportunity Act that are applicable to commercial loans, the USA Patriot Act, regulations promulgated by the Office of Foreign Asset Control, and U.S. federal and state securities laws and regulations.  In addition, certain states have adopted laws or regulations that may, among other requirements, require licensing of lenders and financiers, prescribe disclosures of certain contractual terms, impose limitations on interest rates and other charges, and limit or prohibit certain collection practices and creditor remedies.

As a result of the Business Combination, we currently have license applications pending in Oregon and Idaho.  There is no guarantee that we will be able to obtain, maintain or renew any required licenses or authorizations to conduct our business or that we would not experience significant delays in obtaining these licenses and authorizations.  As a result, we could be delayed in conducting certain business if we were first required to obtain certain licenses or authorizations or if renewals thereof were delayed.  Furthermore, once licenses are issued and authorizations are obtained, we are required to comply with various information reporting and other regulatory requirements to maintain those licenses and authorizations, and there is no assurance that we will be able to satisfy those requirements or other regulatory requirements applicable to our business on an ongoing basis, which may restrict our business and could expose us to penalties or other claims.

Any failure to obtain, maintain or renew required licenses and authorizations or failure to comply with regulatory requirements that are applicable to our business could result in material fines and disruption to our business and could have a material adverse effect on our business, financial condition, operating results and our ability to make distributions to our equity holders.

The accuracy of our financial statements may be materially affected if our estimates, including loan loss reserves, prove to be inaccurate.

Financial statements prepared in accordance with GAAP require the use of estimates, judgments and assumptions that affect the reported amounts.  Different estimates, judgments and assumptions reasonably could be used that would have a material effect on the financial statements, and changes in these estimates, judgments and assumptions are likely to occur from period to period in the future.  Significant areas of accounting requiring the application of management’s judgment include, but are not limited to assessing the adequacy of the allowance for loan losses, and assessing impairments on real estate held for use or held for sale.  These estimates, judgments and assumptions are inherently uncertain, especially in turbulent economic times, and, if they prove to be wrong, then we face the risk that charges to income will be required, which could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our equity holders.

We incur increased costs as a result of operating as a public company, and our management is required to devote substantial time to compliance efforts.

As privately held companies, the Predecessor Company Group was not required to comply with certain public company obligations.  As a public company, we will incur significant additional legal, accounting, insurance and other expenses.  The Dodd-Frank Wall Street Report and Consumer Protection Act of 2010, as amended, and the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), as well as related rules implemented by the Commission, have required changes in corporate governance practices of public companies.  Compliance with these and other similar laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act, will substantially increase our expenses, including our legal and accounting costs, and make some activities more time-consuming and costly.  These laws, rules and regulations make it more expensive for us to obtain director and officer liability insurance.  Although the Jumpstart Our Business Startups Act of 2012, as amended (“JOBS Act”) may, for a limited period of time, somewhat lessen the cost of complying with these additional regulatory and other requirements, the substantial increase in legal, accounting, insurance and certain other expenses negatively impact our results of operations and financial condition.

We may be subject to “lender liability” litigation.

A number of judicial decisions have upheld the right of borrowers to sue lending institutions on the basis of various legal theories, collectively termed “lender liability.”  Generally, lender liability is founded on the premise that a lender has either violated a duty, whether implied or contractual, of good faith and fair dealing owed to the borrower or has assumed a degree of control over the borrower resulting in the creation of a fiduciary duty owed to the borrower or its other creditors or stockholders.  We cannot assure that such claims will not arise or that we will not be subject to significant liability if a claim of this type were to arise.

Litigation may adversely affect our business, financial condition and results of operations.

We are, from time to time, subject to legal proceedings and regulatory requirements applicable to our business and industry.  Litigation can be lengthy, expensive and disruptive to our operations and results cannot be predicted with certainty.  There may also be adverse publicity associated with litigation, regardless of whether the allegations are valid or whether we are ultimately found not liable.  As a result, litigation could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our equity holders.

There can be no assurance that our corporate insurance policies will mitigate all insurable losses, costs or damages to our business.

Based on the history of the Predecessor Company Group and our type of business, we believe that we maintain adequate insurance coverage to cover probable and reasonably estimable liabilities should they arise.  However, there can be no assurance that these estimates will prove to be sufficient, nor can there be any assurance that the ultimate outcome of any claim or event will not have a material adverse effect on our business, financial condition, results of operations and ability to make distributions to our equity holders.

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of business, we may acquire and store sensitive data on our network, such as our proprietary business information and personally identifiable information of our prospective and current borrowers.  The secure processing and maintenance of this information is critical to our business strategy.  Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions.  Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen.  Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disruption to our operations and the services that we provide to customers or damage our reputation, which could adversely affect our business, financial condition and operating results and our ability to make distributions to our equity holders.

There can be no guarantee that we will make distributions or generate yields comparable to the Predecessor Company Group’s historical levels.

The past distribution and yields of the Predecessor Company Group are no guarantee of our future performance.  Our distributions of fee based income are not guaranteed and will be paid only to the extent earned by us.  Multiple factors could adversely impact our ability to generate income and pay dividends, such as those set forth under “—Market Risks Related to Real Estate Loans,” and “—Risks Related to Our Loan Portfolio.” The timing and amount of dividends will be determined by our board of directors (the “Board”).  There is no guarantee that we will achieve results that will allow us to pay a specified level of cash dividends or to increase the level of such dividends in the future.

We are a holding company and our only material asset is our interest in our subsidiaries, and we are accordingly dependent upon distributions made by our subsidiaries to pay taxes, make payments and pay dividends.

We are a holding company with no material assets other than our ownership of our subsidiaries.  As a result, we have no independent means of generating revenue or cash flow.  Our ability to pay taxes, make payments and pay dividends will depend on the financial results and cash flows of our subsidiaries and the distributions we receive from our subsidiaries.  Deterioration in the financial condition, earnings or cash flow of our subsidiaries for any reason could limit or impair their ability to pay such distributions.  Additionally, to the extent that we need funds and any of our subsidiaries are restricted from making such distributions under applicable law or regulation or under the terms of any financing arrangements, or any of our subsidiaries is otherwise unable to provide such funds, it could materially adversely affect our liquidity and financial condition.

The ability of our subsidiaries to make distributions to us may be subject to various limitations and restrictions including, but not limited to, restrictions on distributions that would either violate any contract or agreement to which such subsidiary is then a party, including debt agreements, or any applicable law, or that would have the effect of rendering such subsidiary insolvent.  If our cash resources are insufficient to fund our obligations, we may be required to incur indebtedness to provide the liquidity needed to make such payments, which could materially adversely affect our liquidity and financial condition and subject us to various restrictions imposed by any such lenders.

Our business and operations could be negatively affected if we become subject to any securities litigation or stockholder activism, which could cause us to incur significant expense, hinder execution of business and growth strategy and impact our stock price.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company.  Stockholder activism, which could take many forms or arise in a variety of situations, has been increasing recently.  Volatility in the price of shares of our Securities or other reasons may in the future cause it to become the target of securities litigation or stockholder activism.  Securities litigation and stockholder activism, including potential proxy contests, could result in substantial costs and divert management’s and Board’s attention and resources from our business.  Additionally, such securities litigation and stockholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with employees and other service providers and make it more difficult to attract and retain qualified personnel.  It could also negatively impact our ability to generate new loans.  Also, we may be required to incur significant legal fees and other expenses related to any securities litigation and activist stockholder matters.  Further, our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and stockholder activism.

Most of our management team does not have prior experience in operating a public company.

Most of our management team does not have prior experience in managing a publicly traded company.  As such, our management team may encounter difficulties in successfully or effectively complying with our reporting and other obligations under federal securities laws and other regulations and in connection with operating as a public company.  Our lack of prior experience in dealing with the reporting and other obligations and laws pertaining to public companies could result in our management being required to devote significant time to these activities which may result in less time being devoted to our management and growth.

Market Risks Related to Real Estate Loans

A prolonged economic slowdown, a lengthy or severe recession or declining real estate values could impair our loans and harm our operations.

A prolonged economic slowdown, a recession or declining real estate values could impair the performance of our loans and harm our financial condition and results of operations, and limit our ability to raise capital.  As a result, we believe the risks associated with our business will be more severe during periods of economic slowdown or recession because these periods are likely to be accompanied by declining real estate values and declining demand for new mortgage loan originations.  Declining real estate values are likely to have one or more of the following adverse consequences:

•	reduce the level of new mortgage loan originations since borrowers often use appreciation in the value of their existing properties to support the purchase or investment in additional properties;

•	make it more difficult for existing borrowers to remain current on their payment obligations; and

•	significantly increase the likelihood that we will incur losses on our loans in the event of default because the value of collateral may be insufficient to cover our cost on the loan.

Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect both our interest income from loans in our portfolio as well as our ability to originate new loans, which could adversely affect our business, financial condition and operating results and our ability to make distributions to our equity holders.

An increase in interest rates could adversely affect our ability to generate income and pay dividends.

Rising interest rates generally reduce the demand for mortgage loans due to the higher cost of borrowing.  The rising cost of borrowing may cause reduced demand for real estate, possibly resulting in declining real estate values.  Declining real estate values significantly increase the likelihood that we will incur losses on our loans in the event of default.  In addition, rising interest rates may also cause loans that we originated prior to an interest rate increase to provide yields that are below prevailing market interest rates.  These factors could adversely affect our business, financial condition, results of operations and our ability to make distributions to our equity holders.

We operate in a highly competitive market and competition could have a material adverse effect on our business, financial condition and results of operations.

We operate in a highly competitive market and we believe these conditions will persist for the foreseeable future as the financial services industry continues to consolidate, producing larger, better capitalized and more geographically diverse companies with broad product and service offerings.  As a result, our profitability depends, in large part, on our ability to compete effectively.

Our existing and potential future competitors include “hard money” lenders, mortgage REITs, specialty finance companies, savings and loan associations, banks, mortgage banks, credit unions, insurance companies, mutual funds, pension funds, private equity funds, hedge funds, institutional investors, investment banking firms, non-bank financial institutions, governmental bodies, family offices and high net worth individuals.  We may also compete with companies that partner with and/or receive financing from the U.S. government.  Many of our competitors are substantially larger and have considerably greater financial, technical, marketing and other resources than we do.  In addition, larger and more established competitors may enjoy significant competitive advantages, including enhanced operating efficiencies, more extensive referral networks, greater and more favorable access to investment capital and more desirable lending opportunities.  Several of these competitors, including mortgage REITs, have recently raised or are expected to raise, significant amounts of capital, which enables them to make larger loans or a greater number of loans.  Some competitors may also have a lower cost of funds and access to funding sources that may not be available to us, such as funding from various governmental agencies or under various governmental programs for which we are not eligible.  In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of possible loan transactions or to offer more favorable financing terms than we could.  For example, we may find that the pool of potential qualified borrowers available to us is limited.  Finally, as a REIT and because we operate in a manner intended to be exempt from the requirements of the Investment Company Act of 1940, as amended (the “Investment Company Act”), we may face further restrictions to which some of our competitors may not be subject.  We cannot assure that the competitive pressures we face will not have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our equity holders.  As a result of these competitive factors, we may not in the future be able to originate and fund mortgage loans on favorable terms, which could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our equity holders.

Prepayment rates are difficult to predict and may result in losses to the value of our assets.

The frequency at which prepayments (including both voluntary prepayments by the borrowers and liquidations due to defaults and foreclosures) occur on our mortgage loans is difficult to predict and is affected by a variety of factors, including the prevailing level of interest rates, economic, demographic, tax, social, legal, legislative and other factors.  To the extent that faster prepayment rates occur, the principal payments received from prepayments may be reinvested in lower-yielding mortgage loans, which may reduce our income in the long run.  Therefore, if actual prepayment rates differ from anticipated prepayment rates, then there could be an adverse effect on our business, financial condition, results of operations and our ability to make distributions to our equity holders.

Terrorist attacks and other acts of violence or war may affect the real estate industry generally and our business, financial condition and results of operations.

We cannot predict the severity of the effects that potential future terrorist attacks could have on us.  Any future terrorist attacks, the anticipation of any such attacks, the consequences of any military or other response by the United States and its allies, and other armed conflicts could cause consumer confidence and spending to decrease or result in increased volatility in the United States and worldwide financial markets and economy.  We may suffer losses as a result of the adverse impact of any future attacks and these losses may adversely impact our performance.  A prolonged economic slowdown, a recession or declining real estate values could impair the performance of our assets and harm our financial condition and results of operations, increase our funding costs and limit our ability to raise capital.  The economic impact of such events could also adversely affect the credit quality of some of our loans and the property underlying our Securities.  Losses resulting from these types of events may not be fully insurable.

Risks Related to Our Loan Portfolio

We may be adversely affected by the economies and other conditions of the markets in which we operate, and in particular, that of certain states in which we have a high concentration of loans.

The geographic distribution of our loan portfolio exposes us to risks associated with the real estate and commercial lending industry in general to a greater extent within the states and regions in which we have concentrated our loans.  These risks include, without limitation:

•	declining real estate values;

•	overbuilding;

•	extended vacancies of properties;

•	increases in operating expenses such as property taxes and energy costs;

•	changes in zoning laws;

•	rising unemployment rates;

•	occurrence of environmental events;

•	rising casualty or condemnation losses; and

•	uninsured damages from floods, hurricanes, earthquakes or other natural disasters.

At September 30, 2019, our mortgage loans were most concentrated in the following five states ($ in millions):

State	Face Amount of Mortgage Loans	Percent of Total Portfolio
Washington	$395.3	33.3%
Colorado	251.4	21.2%
Utah	271.9	22.9%
Texas	109.2	9.2%
Oregon	77.6	6.5%
Total top five states	$1,105.4	93.1%

While we have recently entered into additional markets, we remain particularly subject to the general economic and market conditions in the above five states.  The occurrence of any one or more of the above enumerated conditions in such states could cause a decline in the value of properties securing our loans which would reduce the value of the collateral and the potential proceeds available to borrowers to repay their loans.

In the event that we should foreclose on a property, we may be unable to sell it at a value that would allow us to recoup the proceeds of the loan.  Any such events that would increase volatility of values of residential and commercial properties could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our equity holders.

Additionally, other neighboring states may become more attractive for investors, developers, builders and other commercial borrowers based on favorable costs and other conditions to construct or improve or renovate real estate properties.  Changes in other markets may result in increased development and demand for loans in those markets and result in a corresponding decrease in development and demand for loans in the markets in which we concentrate our loan activity.  Any adverse economic or real estate developments or any adverse changes in the local business climate in any such states could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our equity holders.

Borrowers that incur mortgage loans from us may not qualify for conventional bank financing or would be regarded as higher risk borrowers, and on such basis, may be more likely to default on repayment of their loans.

Borrowers who are obligated under the mortgage loans that we issue are sometimes persons who do not qualify for conventional bank financing or who could be regarded to be higher risk borrowers.  Consequently, conventional mortgage banking philosophy dictates that these borrowers are more likely to default on the repayment of their obligations.  In the event of any default under a mortgage loan issued by us, we will bear a risk of loss to the extent of any deficiency between the value of the collateral and the outstanding principal and accrued interest of the mortgage loan, and any such losses could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our equity holders.

In addition, we extend mortgage loans to borrowers who are not organized as single purpose entities.  A single purpose entity structure can allow a lender to better isolate the borrower and its assets from consolidation into a bankruptcy case filed on behalf of its affiliates.  Because we extend mortgage loans to borrowers not organized as single purpose entities, there could be an increased risk that we may not be able to maintain our security interest in the mortgage collateral, thereby decreasing recovery in the event of a default in a mortgage loan.

Short-term loans may involve a greater risk of loss than traditional mortgage loans.

Borrowers usually use the proceeds of a long-term mortgage loan or sale to repay a short-term loan.  Typically, we issue initial mortgage loans with a term of 3 to 18 months, and, at September 30, 2019, our weighted average initial term for our loans was approximately 10.1 months.  We may therefore depend on a borrower’s ability to obtain permanent financing or sell the property to repay our loan, which could depend on market conditions and other factors.  In a period of rising interest rates, it may be more difficult for borrowers to obtain long-term financing, which increases the risk of non-payment.  Short-term loans are also subject to risks of borrower defaults, bankruptcies, fraud, losses and special hazard losses that are not covered by standard hazard insurance.  In the event of a default, we bear the risk of loss of principal and non-payment of interest and fees to the extent of any deficiency between the value of the mortgage collateral and the principal amount and unpaid interest of the interim loan.  To the extent we suffer any such losses with respect to our mortgage loans, such losses could result in a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our equity holders.

The short duration of our loans exposes us to the risk that we may not be able to identify attractive lending opportunities as loans mature.

We typically make loans with an initial term of 3 to 18 months.  While in some cases, loans may be renewed or extended for additional periods, loans in our portfolio remain subject to short terms.  As loans mature, we must identify lending opportunities to redeploy our capital.  The ability to identify attractive lending opportunities may be inhibited by changes in interest rates, adverse developments in the global economy and in regional markets in which we concentrate our loans, as well as other market risks related to real estate loans.  Our inability to identify attractive lending opportunities as loans mature could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our equity holders.

We make construction loans, which are subject to additional risks as compared to loans secured by existing structures or land.

As of September 30, 2019, approximately 219 of the loans in our consolidated loan portfolio (representing approximately 88.9% of our aggregate outstanding loans) were construction loans.  Construction loans are subject to additional risks that may not be applicable to loans secured by existing structures and land.  Construction budgets may be unrealistic or unforeseen variables may arise, prolonging the development and increasing the costs of the construction project, which may delay the borrower’s ability to sell or rent the finished property, which would be the source of funds for repayment of the loan.  While we believe we have reasonable procedures in place to manage construction funding loans, there can be no certainty that we will not suffer losses on construction loans.  In addition, if a builder fails to complete a project, we may be required to complete the project.  Any such default could result in a substantial increase in costs in excess of the original budget and delays in completion of the project.

Additionally, we may make construction loans without having all the funds on hand that will ultimately be required for final funding of the loan.  In the event that we suffer substantial borrower defaults, overestimate the pace of repayments of loans or are unable to obtain or raise additional capital, we may be unable to fund all of our construction loan commitments.  In the event that we suffer substantial borrower defaults, or are unable to raise additional capital, we may be unable to fund a performing construction loan.

Any default on a construction loan by a borrower, or our default in funding a construction loan as called for in the loan agreement, could have a material adverse effect to our business, financial condition, results of operations and our ability to make distributions to our equity holders.

Mortgage loans secured by residential real estate are subject to increased risk.

At September 30, 2019, approximately 80.0% of the loans in our consolidated loan portfolio (representing approximately 78.7% of our aggregate outstanding mortgage loans receivable) are secured by residential real property.  None of these loans are guaranteed by the U.S. government or any government sponsored enterprise.  Therefore, the value of the underlying property, the creditworthiness and financial position of the borrower and the enforceability of the lien will significantly impact the value of such mortgage.  In the event of a foreclosure, we may assume direct ownership of the underlying real estate.  The liquidation proceeds upon sale of such real estate may not be sufficient to recover our cost basis in the loan, and any costs or delays involved in the foreclosure or liquidation process may increase losses.

Further, residential mortgage loans are also subject to “special hazard” risk (property damage caused by hazards, such as earthquakes or environmental hazards, not covered by standard property insurance policies), and to bankruptcy risk (reduction in a borrower’s mortgage debt by a bankruptcy court).  In addition, claims may be assessed against us on account of our position as a mortgage holder or property owner, including assignee liability, responsibility for tax payments, environmental hazards and other liabilities.  In some cases, these liabilities may be “recourse liabilities” or may otherwise lead to losses in excess of the purchase price of the related mortgage or property, which could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our equity holders.

Most of our loans include a balloon payment at maturity, which payment commonly represents the full amount due under the loan.  Failure by borrowers to make the balloon payments when due could have a material adverse impact on our financial condition.

Our loan payment terms customarily require a balloon payment at maturity.  Given the fact that many of the properties securing our loans are not income producing, and most of the borrowers are entities with no assets other than the single property that is the subject of the loan, borrowers may have considerable difficulty making the balloon payment at maturity.  Borrowers’ inability to repay loans at maturity, together with all the accrued interest thereon, could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our equity holders.

Many of the properties securing our mortgage loans are not income producing, thus increasing the risks of delinquency and foreclosure.

Most of our loans are secured by properties, whether residential or commercial, that are under development, construction or renovation and are not income producing.  The risks of delinquency and foreclosure on these properties may be greater than similar risks associated with loans made on the security of income producing properties.  In the case of income producing properties, the ability of a borrower to repay the loan typically depends primarily upon the successful operation of such property.  If the net operating income of the subject property is reduced, the borrower’s ability to repay the loan, or our ability to receive adequate returns on its loans, may be impaired.

In the case of non-income producing properties, the expectation is that our loans will be repaid out of sale or refinancing proceeds.  Thus, the borrower’s ability to repay our mortgage loans will depend, to a great extent, on the value of the property at the maturity date of the loan.  In the event of any default under a mortgage loan issued by us, it will bear a risk of loss to the extent of any deficiency between the value of the collateral and the outstanding principal and accrued interest of the mortgage loan, and any such losses could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our equity holders.

In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law.  Foreclosure of a mortgage loan may be an expensive and lengthy process, which could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our equity holders.

To the extent that our loan documentation or files contain defects, inaccuracies or inconsistencies, or our loan due diligence processes prove to be inadequate, we could experience decreased recoveries in the event of foreclosure and thereby potentially reduce the amount of distributions to our common stockholders.

While we endeavor to maintain accurate and complete loan documentation and loan files, from time to time, our loan documentation and files may contain defects, inaccuracies or inconsistencies, or information that is incorrect or out of date.  To the extent this occurs, or our loan due diligence processes prove to be inadequate, there is a risk that, in the event of a default, we will not be able to enforce our rights to foreclose upon the collateral securing such defaulted loans.  If this were to occur, the amount available to our common stockholders for distributions could potentially be reduced.

Liability relating to environmental matters may impact the value of properties that we may acquire or the properties underlying our loans.

Liability relating to environmental matters may decrease the value of the underlying properties securing our loans and may adversely affect the ability of a person to sell or rent such property or borrow using such property as collateral.  Under various U.S. federal, state and local laws, an owner or operator of real property may become liable for the costs of removal of certain hazardous substances released on, about, under or in its property.  Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances.  We do not always conduct a Phase I environmental survey as part of our underwriting process.  To the extent that an owner of an underlying property becomes liable for removal costs, testing, monitoring, remediation, bodily injury or property damage, the ability of the owner to make debt payments may be reduced, which in turn may adversely affect the value of the relevant mortgage asset related to such property.  If we acquire any properties by foreclosure or otherwise, the presence of hazardous substances on a property may adversely affect the property’s value and our ability to sell the property.  Additionally, we may incur substantial remediation costs, thereby harming our financial condition.  The discovery of environmental liabilities attached to such properties could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our equity holders.  Moreover, some U.S. federal, state and local laws provide that, in certain situations, a secured lender, such as us, may be liable as an “owner” or “operator” of the real property, regardless of whether the borrower or previous owner caused the environmental damage.  Therefore, the presence of hazardous substances on certain property could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our equity holders.

Declining real estate valuations could result in impairment charges, the determination of which involves a significant amount of judgment on our part.  Any impairment charge could have a material adverse effect on us.

We review our loan portfolio for impairment on a quarterly and annual basis and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Indicators of impairment include, but are not limited to, a sustained significant decrease in the value of the collateral securing the loan, including the value of the real estate and other assets pledged to secure the loan as well as personal guarantees by the principals of the borrower, or a borrower’s inability to stay current with respect to its obligations under the terms of the loan.  A significant amount of judgment is involved in determining the presence of an indicator of impairment.  If we determine that the value of the collateral is less than the amount outstanding on the loan or the amount that may become due upon the maturity of the loan, a loss must be recognized for the difference between the fair value of the property and the carrying value of the loan.  The evaluation of the market value of the underlying collateral requires a significant amount of judgment on our part.  Any impairment charge could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our equity holders.

Our due diligence may not reveal all of the risks associated with a mortgage loan or the property that will be mortgaged to secure the loan, which could lead to losses.

Despite our efforts to manage credit risk, there are many aspects of credit risk that we cannot control.  Our credit policies and procedures may not be successful in limiting future delinquencies, defaults, and losses, or they may not be cost effective.  Our underwriting reviews and due diligence procedures may not be effective in identifying all potential credit risks.  Borrower and guarantor circumstances could change during the term of the loan.  The value of the properties collateralizing or underlying the loans may decline.  The frequency of default and the loss severity on loans upon default may be greater than we anticipate.  If properties securing our mortgage loans become real estate owned as a result of foreclosure, we bear the risk of not being able to sell the property and recover our investment and of being exposed to the risks attendant to the ownership of real property.

Before approving and funding a mortgage loan, we undertake due diligence of the borrower, its principals (if the borrower is not an individual) and the property that will be mortgaged to secure the loan.  Such due diligence includes review of (i) the credit history of the borrower if an individual, and to the extent available and considered materially significant, a business entity, if applicable, (ii) the borrower and guarantor’s financial statements and tax returns, (iii) the independently appraised value of the property, (iv) legal and lien searches against the borrower, the guarantors and the property, (v) where it deems appropriate, a certificate or insurance binder of hazard insurance, (vi) a review of the documentation related to the property, including title information and (vii) other reviews and or assessments that we may deem appropriate to conduct.  There can be no assurance that we will conduct any specific level of due diligence, or that, among other things, the due diligence process will uncover all relevant facts, which could result in losses on the loan in question, which, in turn, could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our equity holders.

Third-party diligence reports are made as of a point in time and are therefore limited in scope.

Appraisals and engineering and environmental reports, as well as a variety of other third-party reports, are generally obtained with respect to each of the mortgaged properties underlying our loans at or about the time of origination.  Appraisals are not guarantees of present or future value.  One appraiser may reach a different conclusion than the conclusion that would be reached if a different appraiser were appraising that property.  Moreover, the values of the properties may fluctuate significantly after the date that appraisals are performed.  In addition, any third-party report, including any engineering report, environmental report, site inspection or appraisal represents only the analysis of the individual consultant, engineer or inspector preparing such report at the time of such report, and may not reveal all necessary or desirable repairs, maintenance, remediation and capital improvement items.  Any missing or incomplete information in the appraisal and engineering and environmental reports prepared by third parties may affect our loan underwriting, and if foreclosure on the property became necessary, could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our equity holders.

If casualty insurance is prohibitively expensive or unavailable for certain events, or the borrower were to allow its casualty insurance to lapse, then, in the event a casualty were to occur, our loan may not be adequately secured.

Our policy is to require fire and/or casualty insurance on property improvements that would be sufficient, together with the value of the underlying land, to pay off all obligations, including the subject mortgage.  There are certain disasters, however, for which no insurance is available or for which insurance may be deemed to be too expensive (examples would include flood and earthquake insurance).  Furthermore, we have no control over the borrower’s actions or the state of the property that might reduce available coverage, call for economically prohibitive premiums, or otherwise render the subject real property uninsurable.  In addition, should insurance coverage lapse due to premiums not paid by the borrower, or should a policy be cancelled for other reasons, we may not be protected unless substitute or new insurance is in force.  In this event, we may be required to pay the premiums to maintain such insurance, to the extent available, which could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our equity holders.

Risks Related to Conflicts of Interest

If members of our management engage in business activities of the types conducted by us, we may be materially adversely affected.

Certain members of our management and their affiliates have in the past provided management services to other real estate lending companies that originate and acquire mortgages.  Also, such persons have invested in second deed of trust mortgages for their own accounts or for the accounts of others, where we have made a first trust deed of mortgage, or in the equity of a borrower or the developer that owns the secured property.  Certain members of our management have entered into restrictive covenant agreements with non-competition provisions.  If these agreements are not effective in preventing these parties from engaging in business activities that are competitive with us, it could have a material adverse effect on our business, financial condition, results of operations or prospects and our ability to make distributions to our equity holders.

Risks Related to Our REIT Qualification and Investment Company Exemption

We cannot assure that we will be able to successfully manage our business as a REIT.

The Predecessor Company Group had limited experience operating as REITs.  The REIT provisions of the Code are complex, and any failure to comply with those provisions in a timely manner could prevent us from qualifying as a REIT or could force us to pay unexpected taxes and penalties.  Failure to qualify as a REIT would subject us to income taxation (including interest and possibly penalties for prior periods in which we failed to qualify as a REIT) as a regular “C” corporation, which would reduce the amount of cash that we would be able to distribute to our stockholders.

Qualifying as a REIT involves highly technical and complex provisions of the Code and therefore, in certain circumstances, may be subject to uncertainty.

In order to qualify as a REIT, we must satisfy a number of requirements, including requirements regarding the composition of our assets, the sources of our income and the diversity of our stock ownership.  Also, we generally must make distributions to our stockholders aggregating annually at least 90% of our “REIT taxable income” (determined without regard to the dividends paid deduction and excluding net capital gain).  Compliance with these requirements and all other requirements for qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations.  Even a technical or inadvertent mistake could jeopardize our REIT status.  In addition, the determination of various factual matters and circumstances relevant to REIT qualification is not entirely within our control and may affect our ability to qualify as a REIT.

If we fail to qualify as a REIT, we will be subject to tax as a regular corporation and could face a substantial tax liability, which would reduce the amount of cash available for distribution to our stockholders.

We believe that we have been organized and have operated in conformity with the requirements for qualification and taxation as a REIT under the Code and that our current and proposed method of operation will enable us to continue to meet the requirements for qualification and taxation as a REIT under the Code for our taxable year ending December 31, 2019 and subsequent taxable years.  Our continued qualification as a REIT will depend on our ability to meet, on an ongoing basis, various complex requirements concerning, among other things, the ownership of our outstanding stock, the nature of our assets, the sources of our income, and the amount of our distributions to our stockholders.  Our ability to satisfy the asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals.  Our compliance with the annual REIT income and quarterly asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis.

If we fail to qualify for taxation as a REIT in any taxable year, and we do not qualify for certain statutory relief provisions, we would be required to pay U.S. federal income tax on our taxable income at regular corporate rates, and distributions to our stockholders would not be deductible by us in determining our taxable income.  In such a case, we might need to borrow money or sell assets in order to pay our taxes.  Our payment of income tax would decrease our cash available for distribution to our stockholders.  Furthermore, if we fail to maintain our qualification as a REIT, we no longer would be required to distribute substantially all of our taxable income to our stockholders.  In addition, unless we were eligible for certain statutory relief provisions, we could not re-elect to qualify as a REIT until the fifth calendar year following the year in which we failed to qualify.  We would also fail to qualify as a REIT in the event we were treated under applicable Treasury regulations as a successor to another REIT whose qualification as a REIT was previously terminated or revoked.  If a Predecessor Company failed to qualify as a REIT prior to the Business Combination, it is possible that we would be treated as a successor REIT under the foregoing rules and thus unable to qualify as a REIT.

Our ownership of and relationship with taxable REIT subsidiaries is limited, and a failure to comply with the limits would jeopardize our REIT qualification, and our transactions with our taxable REIT subsidiaries may result in the application of a 100% excise tax if such transactions are not conducted on arm’s-length terms.

A REIT may own up to 100% of the stock of one or more taxable REIT subsidiaries (“TRSs”).  A TRS may earn income that would not be REIT-qualifying income if earned directly by a REIT.  Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS.  Overall, no more than 20% of the value of a REIT’s assets may consist of stock and securities of one or more TRSs.  A domestic TRS will pay U.S. federal, state and local income tax at regular corporate rates on any income that it earns.  In addition, the TRS rules impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.

We and Trinity will jointly elect for Trinity to be treated as a TRS as Trinity will provide certain investment management services with respect to our assets as well as third parties.  We may elect for certain other of our subsidiaries to be treated as TRSs.  Our TRSs will pay U.S. federal, state and local income tax on their taxable income, and their after-tax income will be available for distribution to us but will not be required to be distributed to us.  We will monitor the value of our investments in our TRSs to ensure compliance with the rule that no more than 20% of the value of our assets may consist of TRS stock and securities (which is applied at the end of each calendar quarter).  It is likely that following the Business Combination more than 20% of the value of our assets will consist of the stock and securities of Trinity, together with any other TRSs of ours, in which case, we will need to reduce our investment in Trinity no later than January 30, 2020 to continue to qualify as a REIT, which reduction we expect to accomplish by causing Trinity to make a distribution to us of a portion of its assets during such period.  For our taxable year ending December 31, 2019, we may need to limit distributions from Trinity in order for us to satisfy the 75% gross income test for that year.  In addition, we will scrutinize all of our transactions with TRSs to ensure that they are entered into on arm’s-length terms to avoid incurring the 100% excise tax described above.  There can be no assurance, however, that we will be able to comply with the TRS limitations or to avoid application of the 100% excise tax discussed above.

Liquidation of assets may jeopardize our REIT qualification or create additional tax liability for us.

To qualify as a REIT, we must comply with requirements regarding the composition of our assets and our sources of income.  If we are compelled to liquidate our investments for any reason, we may be unable to comply with these requirements, ultimately jeopardizing our qualification as a REIT, or may be subject to a 100% tax on any resultant gain if we sell assets that are treated as dealer property or inventory.

Even if we qualify as a REIT, we may be subject to some taxes that will reduce our cash flow.

Even if we qualify for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, taxes on income from some activities conducted or sales made as a result of a foreclosure, excise taxes, and state or local income, property and transfer taxes, such as mortgage recording taxes, and other taxes.  Moreover, in order to meet the REIT qualification requirements, prevent the recognition of certain types of non-cash income, or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we may hold some of our assets through a TRS or other subsidiary corporation that will be subject to corporate level income tax at regular corporate rates.  In addition, if a TRS borrows funds either from us or a third party, we may be unable to deduct all or a portion of the interest paid, resulting in a higher corporate tax liability.  Furthermore, the Code imposes a 100% excise tax on certain transactions between a TRS and a REIT that are not conducted on an arm’s length basis.  We intend to structure any transaction with a TRS on terms that we believes are arm’s length to avoid incurring this 100% excise tax.  There can be no assurances, however, that we will be able to avoid application of the 100% excise tax.  The payment of any of these taxes would reduce our cash flow.

Rapid changes in the values of our assets may make it more difficult for us to maintain our qualification as a REIT.

If the fair market value or income potential of our qualifying assets for purposes of our qualification as a REIT declines as a result of increased interest rates, changes in prepayment rates, general market conditions, government actions or other factors, or the fair market value of or income from non-qualifying assets increases, we may need to increase our qualifying real estate assets and income or liquidate our non-qualifying assets to maintain our REIT qualification.  If the change in real estate asset values or income occurs quickly, this may be especially difficult to accomplish.  This difficulty may be exacerbated by the illiquid nature of any non-qualifying assets we may own.  We may have to make decisions that we otherwise would not make absent its REIT election.

The REIT distribution requirements could adversely affect our ability to execute our business plan and may force us to incur debt or sell assets during unfavorable market conditions to make such distributions.

To qualify as a REIT, we generally must distribute to our stockholders at least 90% of our “REIT taxable income” (determined without regard to the dividends paid deduction and excluding net capital gain) each year, and we will be subject to regular corporate income taxes to the extent that we distribute less than 100% of our “REIT taxable income” each year.  In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years.  We intend to make distributions to our stockholders to comply with the REIT distribution requirements.

Our taxable income may substantially differ from our net income based on GAAP, and differences in timing between the recognition of taxable income and the actual receipt of cash may occur.  For example, we may recognize interest or other income on a mortgage loan for U.S. federal income tax purposes before we receive any payments of interest on such mortgage.  We may also hold or acquire distressed debt investments that are subsequently modified by agreement with the borrower.  If the amendments to the outstanding debt are “significant modifications” under the applicable Treasury regulations, the modified debt may be considered to have been reissued to us at a gain in a debt-for-debt exchange with the borrower, with gain recognized by us to the extent that the principal amount of the modified debt exceeds our cost of purchasing it prior to modification.  Moreover, under the Tax Cuts and Jobs Act, or the “TCJA,” we are generally required to take certain amounts into income no later than the time such amounts are reflected on certain financial statements.  The application of this rule may require the accrual of income by us earlier than would be the case under the general tax rules, although the precise application of this rule is unclear at this time.  To the extent that this rule requires the accrual of income earlier than under the general tax rules, it could increase our “phantom income.” We may also be required under the terms of indebtedness that we incur to use cash received from interest payments to make principal payments on that indebtedness, with the effect of recognizing income but not having a corresponding amount of cash available for distribution to our stockholders.

The effect of the foregoing is that we may not have a corresponding amount of cash available for distribution to our stockholders.  As a result, we may generate less cash flow than taxable income in a particular year and find it difficult or impossible in certain circumstances to make distributions sufficient to satisfy the REIT distribution requirements and to avoid corporate income tax and the 4% excise tax in a particular year.  In such circumstances, we may be forced to incur debt on unfavorable terms, sell assets at disadvantageous prices, distribute amounts that would otherwise have been invested in future loans, or make a taxable distribution of shares of our Common Stock, as part of a distribution in which stockholders may elect to receive shares (subject to a limit measured as a percentage of the total distribution).

We may be required to report taxable income from certain investments in excess of the economic income we ultimately realize from them.

We may acquire debt instruments in the secondary market for less than their face amount.  The discount at which such debt instruments are acquired may reflect doubts about their ultimate collectability rather than current market interest rates.  The amount of such discount will nevertheless generally be treated as “market discount” for U.S. federal income tax purposes.  Accrued market discount is generally reported as income when, and to the extent that, any payment of principal of the debt instrument is made.  If we collect less on the debt instrument than our purchase price plus the market discount it had previously reported as income, we may not be able to benefit from any offsetting loss deductions.  In addition, we may hold or acquire distressed debt investments that are subsequently modified by agreement with the borrower.  If the amendments to the outstanding debt are “significant modifications” under applicable Treasury regulations, the modified debt may be considered to have been reissued to us at a gain in a debt-for-debt exchange with the borrower.  In that event, we may be required to recognize taxable gain to the extent the principal amount of the modified debt exceeds its adjusted tax basis in the unmodified debt, even if the value of the debt or the payment expectations have not changed.

Moreover, debt instruments that we originate or acquire may be issued with original issue discount.  We will be required to report such original issue discount based on a constant yield method and will be taxed based on the assumption that all future projected payments due on such debt instruments will be made.  If any such debt instrument turns out not to be fully collectable, an offsetting loss deduction will become available only in the later year that uncollectability is provable.

Additionally, under the TCJA, we are generally required to take certain amounts into income no later than the time such amounts are reflected on certain financial statements.  The application of this rule may require the accrual of income by us earlier than would be the case under the general tax rules, although the precise application of this rule is unclear at this time.  To the extent that this rule requires the accrual of income earlier than under the general tax rules, it could increase our “phantom income.”

Finally, in the event that any debt instruments held or acquired by us are delinquent as to mandatory principal and interest payments, or in the event payments with respect to a particular debt instrument are not made when due, we may nonetheless be required to continue to recognize the unpaid interest as taxable income as it accrues, despite doubt as to its ultimate collectability.  In each case, while we would in general ultimately have an offsetting loss deduction available to us when such interest was determined to be uncollectable, the utility of that deduction could depend on us having taxable income in that later year or thereafter.

The tax on prohibited transactions will limit our ability to engage in certain transactions.

Net income that we derive from a prohibited transaction is subject to a 100% tax.  The term “prohibited transaction” generally includes a sale or other disposition of property (other than foreclosure property) that is held primarily for sale to customers in the ordinary course of a trade or business by us or by a borrower that has issued a shared appreciation mortgage or similar debt instrument to us.  We would, for example, be subject to this tax if it were to recognize taxable gain as a result of the transfer of participation interests in, or another type of syndication of interests in, any assets in a manner that was treated as a sale or other disposition of property that is held for sale to customers in the ordinary course of a trade or business.  The 100% tax does not apply to gains from the sale of property that is held through a TRS or other taxable corporation, although such income will be subject to tax in the hands of the corporation at regular corporate rates.

We intend to conduct our operations at the REIT level so that no asset that we own (or is treated as owning) will be treated as, or as having been, held for sale to customers, and that a sale of any such asset will not be treated as having been in the ordinary course of its business.  As a result, we may choose not to engage in certain transactions at the REIT level, even though the sales or structures might otherwise be beneficial to us.  In addition, whether property is held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances.  We intend to structure our activities to avoid prohibited transaction characterization but no assurance can be given that any property that we sell will not be treated as property held for sale to customers, or that we can comply with certain safe-harbor provisions of the Code that would prevent such treatment.

Our investments in construction loans will require us to make estimates about the fair value of land improvements that may be challenged by the IRS.

We expect to invest in construction loans, the interest from which will be qualifying income for purposes of the REIT income tests, provided that the loan value of the real property securing the construction loan is equal to or greater than the highest outstanding principal amount of the construction loan during any taxable year.  For purposes of construction loans, the loan value of the real property is the fair value of the land plus the reasonably estimated cost of the improvements or developments (other than personal property) that will secure the loan and that are to be constructed from the proceeds of the loan.  There can be no assurance that the IRS would not challenge our estimate of the loan value of the real property.

If any subsidiary REIT failed to qualify as a REIT, we could be directly or indirectly subject to higher taxes and could fail to remain qualified as a REIT.

We may directly or indirectly (through disregarded subsidiaries, pass-through entities or a TRS) own shares of a subsidiary that has elected to be taxed as a REIT for U.S. federal income tax purposes.  Any such subsidiary REIT would be subject to the various REIT qualification requirements and other limitations described herein that are applicable to us.  If any such subsidiary REIT were to fail to qualify as a REIT, then (i) such subsidiary REIT would become subject to U.S. federal income tax and applicable state and local taxes on its taxable income at regular corporate rates and (ii) our ownership of shares in such subsidiary REIT, unless held indirectly through Trinity or another TRS, would cease to be a qualifying asset for purposes of the asset tests applicable to REITs.  If any such subsidiary REIT not held indirectly through Trinity or another TRS were to fail to qualify as a REIT, it is possible that we would fail certain of the asset tests applicable to REITs, in which event we would fail to qualify as a REIT unless we could avail ourselves of certain relief provisions.

We could have potential deferred and contingent tax liabilities as a result of acquiring assets in the Business Combination that were previously owned by non-REIT “C” corporations.

Even if we qualify for taxation as a REIT, we will be subject to U.S. federal corporate income tax at the highest regular rate (currently 21%) on all or a portion of the gain recognized from the disposition of any asset acquired from BRELF III in the Business Combination occurring within the five-year period following BRELF III’s REIT conversion on January 1, 2019.  In other words, if during the five year period beginning on January 1, 2019, we recognize gain on the disposition of any asset BRELF III owned on January 1, 2019, then, to the extent of the excess of (i) the fair market value of such asset as of January 1, 2019, over (ii) BRELF III’s adjusted income tax basis in such asset as of January 1, 2019, we will be required to pay U.S. federal corporate income tax on this gain at the highest regular rate.  The same treatment would apply, for a period of as long as five years beginning on the date of the closing of the Business Combination, to any assets acquired in the Business Combination by us from a company that failed to qualify as a REIT in a taxable year ending on or prior to the Business Combination.  These requirements could limit, delay or impede future sales of certain assets.  We currently do not expect to sell any asset if the sale would result in the imposition of a material tax liability.  We cannot, however, assure that we will not change our plans in this regard.

We have not established a minimum distribution payment level and we cannot assure our ability to pay distributions in the future.

To maintain our qualification as a REIT and generally not be subject to U.S. federal income and excise tax, we would generally be required to distribute to our stockholders at least 90% of our REIT taxable income each year, which requirement we currently intend to satisfy through regular cash distributions to our stockholders out of legally available funds therefor.  We have not, however, established a minimum distribution payment level and our ability to pay distributions may be adversely affected by a number of factors, including the risk factors described in this Report.  All distributions will be made at the discretion of our Board and will depend on our earnings, our financial condition, maintenance of our REIT qualification, restrictions on making distributions under state law and such other factors as our Board may deem relevant from time to time.  We may not be able to make distributions in the future and our Board may change our distribution policy in the future.  We believe that a change in any one of the following factors, among others, could adversely affect our results of operations and impair its ability to pay distributions to our stockholders: the profitability of the assets it holds or acquires; the allocation of assets between its REIT-qualified and non-REIT qualified subsidiaries; its ability to make profitable investments and to realize profits therefrom; and defaults in its asset portfolio or decreases in the value of its portfolio.  As a result, we cannot assure that we will achieve results that will allow us to make a specified level of cash distributions or any increase in the level of such distributions in the future.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends, which could depress the market price of our stock if it is perceived as a less attractive investment.

The maximum tax rate applicable to income from “qualified dividends” payable by non-REIT “C” corporations to U.S. stockholders that are individuals, trusts and estates generally is 20% (excluding the 3.8% net investment income tax).  Dividends payable by a REIT, however, generally are not eligible for the current reduced rate, except to the extent that certain holding requirements have been met and the REIT’s dividends are attributable to dividends received by such REIT from taxable corporations (such as a TRS), to income that was subject to tax at the REIT/corporate level, or to dividends properly designated by the REIT as “capital gains dividends.” Effective for taxable years beginning before January 1, 2026, non-corporate U.S. stockholders generally may deduct 20% of their dividends from REITs (excluding “qualified dividend” income and “capital gains dividends”).  For those U.S. stockholders in the top marginal tax bracket of 37%, the deduction for applicable REIT dividends yields an effective income tax rate of 29.6% on such REIT dividends, which is higher than the 20% tax rate on “qualified dividend” income paid by non-REIT “C” corporations.  Although the reduced rates applicable to dividend income from non-REIT “C” corporations do not adversely affect the taxation of REITs or dividends payable by REITs, it could cause investors who are non-corporate taxpayers to perceive investments in REITs to be relatively less attractive than investments in the stock of non-REIT “C” corporations that pay qualified dividends, which could depress the market price of investments in REITs, including our stock.

In the future, we may seek to pay dividends in the form of stock, in which case holders of our stock may be required to pay income taxes in excess of the cash dividends they receive.

We may seek in the future to distribute taxable dividends that are payable in cash and stock, at the election of each stockholder.  Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent our current and accumulated earnings and profits (as determined for U.S. federal income tax purposes).  As a result, stockholders may be required to pay income taxes with respect to such dividends in excess of the cash dividends received.  Accordingly, stockholders receiving a distribution of shares of our stock may be required to sell shares received in such distribution or may be required to sell other stock or assets owned by them, at a time that may be disadvantageous, in order to satisfy any tax imposed on such distribution.  If a U.S. stockholder sells the stock that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale.  In addition, in such case, a U.S. stockholder could have a capital loss with respect to the stock sold that could not be used to offset such dividend income.  Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock, in which case, we may have to withhold or dispose of part of the shares in such distribution and use such withheld shares or the proceeds of such disposition to satisfy the withholding tax imposed.  In addition, such a taxable stock dividend could be viewed as equivalent to a reduction in our cash distributions, and that factor, as well as the possibility that a significant number of our stockholders could determine to sell stock in order to pay taxes owed on dividends, may put downward pressure on the market price of our stock.

The IRS has issued Revenue Procedure 2017-45 authorizing elective cash/stock dividends to be made by publicly offered REITs (i.e., REITs that are required to file annual and periodic reports with the Commission under the Exchange Act).  Pursuant to Revenue Procedure 2017-45, effective for distributions declared on or after August 11, 2017, the IRS will treat the distribution of stock pursuant to an elective cash/stock dividend as a distribution of property under Section 301 of the Code (i.e., a dividend), as long as at least 20% of the total dividend is available in cash and certain other parameters detailed in the Revenue Procedure are satisfied.  Although we have no current intention of paying dividends in our own stock, if in the future we choose to pay dividends in our own stock, our stockholders may be required to pay tax in excess of the cash that they receive.

Complying with the REIT requirements may cause us to liquidate or forgo otherwise attractive investment opportunities.

To qualify as a REIT, we must ensure that, at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and “real estate assets” (as defined in the Code), including certain mortgage loans and securities (the “75% asset test”).  The remainder of our investments (other than securities includable in the 75% asset test) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer.  Additionally, in general, no more than 5% of the value of our total assets (other than securities includable in the 75% asset test) can consist of the securities of any one issuer, no more than 20% of the value of our total assets can be represented by securities of one or more TRSs, and debt instruments issued by publicly offered REITs, to the extent not secured by real property or interests in real property, cannot exceed 25% of the value of our total assets.  If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing its REIT qualification and suffering adverse tax consequences.  As a result, we may be required to liquidate or forgo otherwise attractive investment opportunities.  These actions could have the effect of reducing our income and amounts available for distribution by us to our stockholders and the income and amounts available to service our indebtedness, if any.

In addition to the asset tests set forth above, to qualify as a REIT, we must continually satisfy tests concerning, among other things, the sources of our income, the amounts we distribute to our stockholders and the ownership of our stock.  We may be required to make distributions to stockholders at disadvantageous times or when it does not have funds readily available for distribution, and we may be unable to pursue investment opportunities that would be otherwise advantageous to it in order to satisfy the source-of-income or asset-diversification requirements for it to qualify as a REIT.  In addition, in certain cases, the modification of a debt instrument could result in the conversion of the instrument from a qualifying real estate asset to a wholly or partially non-qualifying asset.  Compliance with the source-of-income requirements may also limit our ability to acquire debt instruments at a discount from their face amount.  Thus, compliance with the REIT requirements may hinder our ability to make, or in certain cases, maintain ownership of, certain attractive investments and, thus, reduce our income and amounts available for distribution or to service our indebtedness, if any.

We may be subject to adverse legislative or regulatory tax changes that could reduce the market price of our stock.

The present U.S. federal income tax treatment of REITs may be modified, possibly with retroactive effect, by legislative, judicial or administrative action at any time, which could affect the U.S. federal income tax treatment of an investment in us.  The rules dealing with U.S. federal, state, and local taxation are constantly under review by persons involved in the legislative process and by the IRS, the U.S. Department of the Treasury, and other taxing authorities.  Changes to the tax laws, with or without retroactive application, could have a material adverse effect on us and our stockholders.  We cannot predict how changes in the tax laws might affect us or our stockholders.  New legislation, Treasury regulations, administrative interpretations or court decisions could significantly and negatively affect our ability to remain qualified as a REIT or the tax consequences of such qualification.

The TCJA made significant changes to the U.S. federal income tax rules for taxation of individuals and corporations.  The top corporate income tax rate has been reduced to 21%.  In the case of individuals, the tax brackets have been adjusted, the top federal income rate has been reduced to 37%, special rules reduce taxation of certain income earned through pass-through entities and reduce the top effective rate applicable to ordinary dividends from REITs to 29.6% (through a 20% deduction for ordinary REIT dividends received) and various deductions have been eliminated or limited.  The TCJA generally requires us to take certain amounts in income no later than the time such amounts are reflected on certain financial statements.  The application of this rule may require the accrual of income by us earlier than would be the case under the general tax rules, although the precise application of this rule is unclear at this time.  To the extent that this rule requires the accrual of income earlier than under the general tax rules, it could increase our “phantom income,” which may make it more likely that we could be required to borrow funds or take other action to satisfy the REIT distribution requirements for the taxable year in which this “phantom income” is recognized.  Most of the TCJA changes applicable to individuals are temporary and apply only to taxable years beginning after December 31, 2017 and before January 1, 2026.  There are only minor changes to the REIT rules (other than the 20% deduction applicable to individuals for ordinary REIT dividends received).  The TCJA makes numerous other large and small changes to the tax rules that do not affect REITs directly but may affect our stockholders and may indirectly affect us.

We could be materially and adversely affected if we are deemed to be an investment company under the Investment Company Act.

We do not intend to register as an investment company under the Investment Company Act.  We intend to conduct our operations so that we are not an investment company under the Investment Company Act.  Under Section 3(a)(1)(A) of the Investment Company Act, a company is deemed to be an “investment company” if it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities.  Under Section 3(a)(1)(C) of the Investment Company Act, a company is deemed to be an “investment company” if it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and owns or propose to acquire “investment securities” having a value exceeding 40% of the value of its total assets (exclusive of government securities and cash items) on an unconsolidated basis.

We do not believe we will be considered an investment company under Section 3(a)(1)(A) of the Investment Company Act because we will not engage primarily, or propose to engage primarily, or hold ourselves out as being engaged primarily in the business of investing, reinvesting or trading in securities.  Rather, we will be primarily engaged in the non-investment company businesses of our wholly owned subsidiaries.  Furthermore, we will continuously monitor our holdings to ensure that we are in compliance with Section 3(a)(1)(C) of the Investment Company Act.  Consequently, we expect we will be able to conduct our operations such that we will not be deemed an investment company under the Investment Company Act.

If it were established that we were an unregistered investment company, we could be subject to monetary penalties and injunctive relief in an action brought by the Commission.  We might also be unable to enforce contracts with third parties, and third parties might seek rescission of transactions undertaken during the period that it was established that we were an unregistered investment company.  In the event that we were required to register as an investment company under the Investment Company Act, we would become subject to substantial regulation with respect to our capital structure, management, operations, transactions with affiliated persons (as defined in the Investment Company Act), and portfolio composition, including restrictions with respect to diversification and industry concentration and other matters.  Compliance with the Investment Company Act would, accordingly, limit our ability to conduct our business and require us to significantly restructure our business plan.

Risks Related to Ownership of Our Securities

Our Chairman of the Board and executive officers own a significant portion of our shares of Common Stock and have representation on our Board.  Additionally, HN Investors, the sponsor of Trinity Merger Corp., continues to own a significant portion of our Common Stock and Warrants and named two of the directors on our Board in connection with the Business Combination.  These parties may have interests that differ from those of other stockholders.

Approximately 4.7% of shares of Common Stock are beneficially owned by the executive officers of the Predecessor Company Group and approximately 3.6% of our outstanding shares of Common Stock are owned by HN Investors LLC, the sponsor of Trinity Merger Corp. (“Trinity Sponsor”) (or approximately 7.3% if our outstanding shares of Common Stock would be held by Trinity Sponsor, if Trinity Sponsor exercised all of the warrants it holds).  In addition, two of our directors were designated by certain Predecessor Company Group executive officers to serve as executive officers, and two of our directors were designated by Trinity Sponsor.  As a result, each of the Predecessor Company Group’s appointed directors and Trinity Sponsor’s appointed directors may be able to influence the outcome of matters submitted for director action, subject to the obligation of each of the directors to comply with his or her statutory duties and Maryland law, and for stockholder action, including the election of our Board and approval of significant corporate transactions, including business combinations, consolidations and mergers.  Additionally, the former executive officers of the Predecessor Company Group manage our day to day affairs.

So long as former Predecessor Company Group executive officers and Trinity Sponsor continue to directly or indirectly own a significant amount of shares of our outstanding Common Stock, each of their appointed directors continue to serve on our Board, and in the case of the former Predecessor Company Group executive officers, serve as our executive officers, such individuals will be able to exert influence on us and may be able to exercise their influence in a manner that is not in the interests of our other stockholders.  Such influence could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could cause the market price of our Common Stock to decline or prevent our stockholders from realizing a premium over the market price for Common Stock.  Prospective investors in our Securities should consider that the interests of the former Predecessor Company Group executive officers and Trinity Sponsor may differ from their interests in material respects.

We identified certain material weaknesses in internal control over financial reporting related to each of the Predecessor Companies and the Predecessor Management Companies.  We may not remediate these material weaknesses on a timely basis, or may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal control over financial reporting, which may result in material misstatements of our financial statements or cause us to fail to meet our reporting obligations.  As a result, stockholders could lose confidence in our financial and other public reporting, which is likely to negatively affect our business and the market price of our Securities.

In connection with the audit of the December 31, 2018 financial statements for each of the Predecessor Companies and Predecessor Management Companies, we identified certain material weaknesses in such entities’ internal control over financial reporting relating to the financial closing and reporting process.  A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.  The material weaknesses for each of the Predecessor Companies and Predecessor Management Companies related to (i) our lack of a sufficient number of personnel with an appropriate level of knowledge and experience in the application of GAAP, commensurate with our financial reporting requirements and (ii) the fact that policies and procedures with respect to the review, supervision and monitoring of our accounting and reporting functions were either not designed and in place or not operating effectively.  As a result, numerous adjustments to financial statements of each of the Predecessor Companies and Predecessor Management Companies were identified and made during the course of the audit process.  We are taking steps to remediate these material weaknesses, including the engagement of external advisors to provide assistance in the areas of internal controls and GAAP accounting in the short term, and we are evaluating the longer-term resource needs of our accounting staff, including GAAP expertise.  These remediation measures may be time consuming and costly, and might place significant demands on our financial, accounting and operational resources.  In addition, there is no assurance that we will be successful in hiring any necessary finance and accounting personnel in a timely manner, or at all.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports and is important in helping to prevent mistakes in our financial statements and financial fraud.  Any failure to implement required new or improved controls, or difficulties encountered in our implementation to successfully remediate our existing or any future material weaknesses in our internal control over financial reporting, or identification of any additional material weaknesses that may exist, may adversely affect the accuracy and timing of our financial reporting, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, we may be unable to prevent fraud, investors may lose confidence in our financial reporting, and the price of our Securities may decline as a result.

Any testing conducted by us, or any testing conducted by our independent registered public accounting firm, may reveal additional deficiencies in our internal control over financial reporting that are deemed to be new material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement.  In addition, our reporting obligations as a public company could place a significant strain on our management, operational and financial resources and systems for the foreseeable future and may cause us to fail to timely achieve and maintain the adequacy of its internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.  Because of its inherent limitations, internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations.  Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures.  Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting.  There is no assurance that the measures we are currently undertaking or may take in the future will be sufficient to maintain effective internal controls or to avoid potential future deficiencies in internal control, including material weaknesses.

Neither the management of the Predecessor Company Group nor an independent registered public accounting firm has ever performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act, because no such evaluation has been required.  Had any independent registered public accounting firm performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act, additional material weaknesses may have been identified.  Our independent registered public accounting firm is not required to attest to and report on the effectiveness of the internal control over financial reporting of any of our entities until after we cease to be an emerging growth company.  At that time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting are documented, designed, or operating.  Failing to remediate existing material weaknesses and maintain effective disclosure controls and internal control over financial reporting could have a material and adverse effect on our business and operating results and could cause a decline in the price of our Securities.

Any projections, forecasts or estimates that we have issued or may issue in the future are subject to significant inherent uncertainties and may not be realized.

Any financial and other projections and forecasts or estimates that we have issued or may issue from time to time in the future are necessarily based on numerous assumptions, expectations and other inputs.  As a result, they are inherently subject to significant business, economic, and competitive uncertainties and contingencies and other significant risks, many of which are beyond our control.  Actual results can differ from our expectations, and those differences can be material.  Any projections, forecasts or estimates should not be regarded as a representation by us as to the financial or other matters addressed by such projections, forecasts or estimates, as there can be no assurance that any of these projections, forecasts or estimates will be realized.  In light of the foregoing, you should not place undue reliance on any projections, forecasts or estimates, which constitute forward-looking statements and are inherently subject to numerous significant risks and uncertainties.

The market price and trading volume of our Securities may be volatile and could decline significantly following the Business Combination.

The public trading markets have from time to time experienced significant price and volume fluctuations.  Even if an active, liquid and orderly trading market develops and is sustained for our Securities following the Business Combination, the market price of our Securities may be volatile and could decline significantly.  In addition, the trading volume in our Securities may fluctuate and cause significant price variations to occur.  If the market price of our Securities declines significantly, you may be unable to resell your shares and warrants at or above the market price of our Securities as of the date of the consummation of the Business Combination.  We cannot assure that the market price of our Securities will not fluctuate widely or decline significantly in the future in response to a number of factors, including, among others, the following:

•	the realization of any of the risk factors presented in this Report;

•	actual or anticipated differences in our estimates, or in the estimates of analysts, for our revenues, results of operations, level of indebtedness, liquidity or financial condition;

•	additions and departures of key personnel;

•	failure to comply with the requirements of the markets on which our Securities are listed;

•	failure to comply with the Sarbanes-Oxley Act or other laws or regulations;

•	future issuances, sales or resales, or anticipated issuances, sales or resales, of our Securities;

•	perceptions of the investment opportunity associated with our Securities relative to other investment alternatives;

•	the performance and market valuations of other similar companies;

•	future announcements concerning our business or our competitors’ businesses;

•	broad disruptions in the financial markets, including sudden disruptions in the credit markets;

•	speculation in the press or investment community;

•	actual, potential or perceived control, accounting or reporting problems; and

•	changes in accounting principles, policies and guidelines.

In the past, securities class-action litigation has often been instituted against companies following periods of volatility in the market price of their securities.  This type of litigation could result in substantial costs and divert our management’s attention and resources, which could have a material adverse effect on us.

If securities or industry analysts do not publish research, publish inaccurate or unfavorable research or cease publishing research about us, the trading price and trading volume of our Securities could decline significantly.

The market for our Securities will depend in part on the research and reports that securities or industry analysts publish about us or our business.  Securities and industry analysts do not currently, and may never, publish research on us.  If no securities or industry analysts commence coverage of us, the market price and liquidity for our Securities could be negatively impacted.  In the event securities or industry analysts initiate coverage, if one or more of the analysts who cover us downgrade their opinions about our Securities, publish inaccurate or unfavorable research about us, or cease publishing about us regularly, demand for our Securities could decrease, which might cause the trading price and trading volume to decline significantly.

Future issuances of debt securities and equity securities may adversely affect us, including the market price of our Securities and may be dilutive to existing stockholders.

While we do not currently intend to incur indebtedness to finance our business, there is no assurance that we will not incur debt or issue equity ranking senior to our Common Stock.  Those securities will generally have priority upon liquidation.  Such securities also may be governed by an indenture or other instrument containing covenants restricting its operating flexibility.  Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our Common Stock.  Because our decision to issue debt or equity in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, nature or success of our future capital raising efforts.  As a result, future capital raising efforts may reduce the market price of our Securities and be dilutive to existing stockholders.

We may issue additional shares of Common Stock upon the exercise of warrants, upon the Farallon Entities’ exercise of their option to purchase additional shares of Common Stock, or for other purposes, which would dilute your ownership interests and may depress the market price of our Common Stock.

We currently have warrants outstanding to purchase approximately 15.6 million shares of Common Stock in the aggregate at a price of $11.50 per share.  Additionally, as part of the PIPE Investment, the Farallon Entities have an option to purchase up to $25.0 million of additional shares of Common Stock, which will be exercisable during the 365 day period following the consummation of the Business Combination at the reference price of $10.45352229 (the “Reference Price”).  Further, we have the ability to issue up to 5.0 million shares of Common Stock under the Broadmark Realty 2019 Stock Incentive Plan.  We may also issue additional shares of Common Stock or other equity securities in the future in connection with, among other things, in connection with future capital raising and transactions and future acquisitions, without stockholder approval in many circumstances.

Our issuance of additional shares of Common Stock or other equity securities would have the following effects:

•	our existing stockholders’ proportionate ownership interest in us may decrease;

•	the amount of cash available per share, including for payment of dividends in the future, may decrease;

•	the relative voting strength of each previously outstanding share of Common Stock may be diminished; and

•	the market price of our Securities may decline.

We are an “emerging growth company,” and we cannot be certain if the reduced Commission reporting requirements applicable to emerging growth companies will make our Securities less attractive to investors, which could have a material and adverse effect on us, including our growth prospects.

We are an “emerging growth company” as defined in the JOBS Act.  We will remain an “emerging growth company” until the earliest to occur of (a) December 31, 2023, (b) the last day in the fiscal year in which we have total annual gross revenue of at least $1.0 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Common Stock that is held by non-affiliates exceeds $700 million as of the last business day of our prior second fiscal quarter, and (d) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.  We intend to take advantage of exemptions from various reporting requirements that are applicable to most other public companies, whether or not they are classified as “emerging growth companies,” including, but not limited to, an exemption from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that our independent registered public accounting firm provide an attestation report on the effectiveness of its internal control over financial reporting and reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved and the extended transition period provided in the Securities Act for complying with new or revised accounting standards.  We cannot predict if investors will find our Securities less attractive because we intend to rely on exemptions and benefits under the JOBS Act.  If some investors find our Securities less attractive as a result, there may be a less active, liquid and/or orderly trading market for our Securities and the market price and trading volume of our Securities may be more volatile and decline significantly.

Our stockholders have limited control over changes in our policies and operations, which increases the uncertainty and risks our stockholders will face.

Our Board determines our major policies, including our policies regarding financing, growth and debt capitalization.  Our Board may amend or revise these and other policies without a vote of our stockholders.  The broad discretion of our Board in setting policies and the inability of our stockholders to exert control over those policies increases the uncertainty and risks such stockholders will face.  In addition, our Board may change its investment objectives without seeking stockholder approval.  Although our Board has duties to us and intends only to change its investment objectives when our Board determines that a change is in our best interest, a change in our investment objectives could cause a decline in the value of the stockholders’ investment in us.

Our rights and the rights of our stockholders to recover claims against our directors and officers are limited, which could reduce your and our recovery against them if they negligently cause us to incur losses.

Maryland law provides that a director will not have any liability as a director so long as he or she performs his or her duties in accordance with the applicable standard of conduct.  In addition, Maryland law and our charter provide that no director or officer shall be liable to us or our stockholders for monetary damages unless the director or officer (i) actually received an improper benefit or profit in money, property or services or (ii) was actively and deliberately dishonest as established by a final judgment and material to the cause of action.  Moreover, our charter requires us to indemnify our directors and officers to the maximum extent permitted under Maryland law.  As a result, we may have more limited rights against our directors or officers than might otherwise exist under common law, which could reduce your and our recovery from these persons.

Certain provisions of Maryland law could inhibit changes of control, which may discourage third parties from conducting a tender offer or seeking other change of control transactions that could involve a premium price for our Securities or that our stockholders otherwise believe to be in their best interests.

Certain provisions of the Maryland General Corporation Law, or the MGCL, may have the effect of inhibiting a third-party from making a proposal to acquire us or of impeding a change of control under circumstances that otherwise could provide the holders of shares of our Common Stock with the opportunity to realize a premium over the then-prevailing market price of such shares, including:

•
“business combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our shares or an affiliate thereof or an affiliate or associate of ours who was the beneficial owner, directly or indirectly, of 10% or more of the voting power of our then outstanding voting stock at any time within the two-year period immediately prior to the date in question) for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter imposes certain fair price and/or supermajority stockholder voting requirements on these combinations; and

•
“control share” provisions that provide that holders of our “control shares” (defined as shares that, when aggregated with other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of issued and outstanding “control shares”) have no voting rights with respect to their control shares, except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

By resolution of our Board, we have opted out of the business combination provisions of the MGCL and provided that any business combination between us and any other person is exempt from the business combination provisions of the MGCL, provided that the business combination is first approved by a manority of our directors (including a majority of directors who are not affiliates or associates of such persons).  In addition, pursuant to a provision in our bylaws, we have opted out of the control share provisions of the MGCL.  However, our Board may by resolution elect to opt in to the business combination provisions of the MGCL and we may, by amendment to our bylaws, opt in to the control share provisions of the MGCL in the future.  Notwithstanding the foregoing, an alternation or repeal of the Board resolutions exempting such business combinations will not have any effect on any business combinations that have been consummated or upon any agreements existing at the time of such modification or repeal.

Our charter contains certain provisions restricting the ownership and transfer of our capital stock that may delay, defer or prevent a change of control transaction that might involve a premium price for holders of our Common Stock or that our stockholders otherwise believe to be in their best interests.

Our charter contains certain ownership limits with respect to our capital stock.  Our charter, among other restrictions, prohibits the beneficial or constructive ownership by any person of more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of any class or series of our capital stock, excluding any shares that are not treated as outstanding for federal income tax purposes.  Our Board, in its sole and absolute discretion, may exempt a person, prospectively or retroactively, from this ownership limit if certain conditions are satisfied.  This ownership limit as well as other restrictions on ownership and transfer in our charter may:

•
discourage a tender offer or other transactions or a change in management or of control that might involve a premium price for holders of our Common Stock or that our stockholders otherwise believe to be in their best interests; and

•
result in the transfer of shares acquired in excess of the restrictions to a trust for the benefit of a charitable beneficiary and, as a result, the forfeiture by the acquirer of certain of the benefits of owning the additional shares.

We could increase or decrease the number of authorized shares of stock, classify and reclassify unissued stock and issue stock without stockholder approval.

A majority of our entire Board, without stockholder approval, has the power under our charter to amend the charter to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that we are authorized to issue, to authorize us to issue authorized but unissued shares of our Common Stock or preferred stock and to classify or reclassify any unissued shares of our Common Stock or preferred stock into one or more classes or series of stock and to set the terms of such newly classified or reclassified shares.  As a result, we may issue one or more classes or series of Common Stock or preferred stock with preferences, conversion or other rights, voting powers or rights, restrictions, limitations as to dividends or other distributions, qualifications or terms or conditions of redemption that are senior to, or otherwise conflict with, the rights of our stockholders.  Although our Board has no such intention at the present time, it could establish a class or series of Common Stock or preferred stock that could, depending on the terms of such class or series, delay, defer or prevent a transaction or a change of control that might involve a premium price for holders of our Common Stock or otherwise be in the best interest of our stockholders.

Our bylaws designate the Circuit Court for Baltimore City, Maryland as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit their ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland, or, if that court does not have jurisdiction, the United States District Court for the District of Maryland, Northern Division, will be the sole and exclusive forum for (a) any Internal Corporate Claim, as such term is defined in the MGCL, (b) any derivative action or proceeding brought on our behalf (other than actions arising under federal securities laws), (c) any action asserting a claim of breach of any duty owed by any of our directors, officers or other employees to us or to our stockholders, (d) any action asserting a claim against us or any of our directors, officers or other employees arising pursuant to any provision of the MGCL or our charter or bylaws or (e) any other action asserting a claim against us or any of our directors, officers or other employees that is governed by the internal affairs doctrine.  This provision does not cover claims made by stockholders pursuant to the securities laws of the United States, or any rules or regulations promulgated thereunder.  We adopted this provision because we believe it makes it less likely that we will be forced to incur the expense of defending duplicative actions in multiple forums and less likely that plaintiffs’ attorneys will be able to employ such litigation to coerce us into otherwise unjustified settlements.

If our Common Stock becomes subject to the “penny stock” rules of the Commission, the trading market in our Securities may become significantly more limited, which would make transactions in our Common Stock cumbersome and may reduce the value of an investment in our Common Stock.

Our Common Stock could be considered a “penny stock” if it trades below $5.00.  Under Rule 15g-9 of the Exchange Act, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements.  Such broker-dealer must make an individualized written suitability determination for the purchaser and receive the purchaser’s written consent prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules.  This may make it more difficult for investors to dispose of our Common Stock and cause a decline in the market value of shares of our Common Stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions.  Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.  Other risks associated with trading in penny stocks could also be price fluctuations and the lack of a liquid market.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The information set forth in the “Introductory Note” above is incorporated by reference into this Item 2.

In connection with the Business Combination and concurrently with the execution of the Merger Agreement, the Company entered into certain subscription agreements (the “PIPE Subscription Agreements”) with Farallon Capital Partners, L.P., Farallon Capital Institutional Partners, L.P., Farallon Capital Institutional Partners II, L.P., Farallon Capital Institutional Partners III, L.P., Four Crossings Institutional Partners V, L.P., and Farallon Capital (AM) Investors, L.P., each an entity affiliated with Farallon Capital Management, L.L.C. (collectively, the “Farallon Entities”), for a private placement of shares of Common Stock, pursuant to which the Company issued and sold to the Farallon Entities an aggregate of 7,174,613 shares of Common Stock in the aggregate immediately prior to the consummation of the Business Combination at a price per share equal to the Reference Price, for an aggregate purchase price of approximately $75.0 million (the “PIPE Investment”).  The PIPE Investment was conditioned on the substantially concurrent closing of the Business Combination and other customary closing conditions.  The proceeds from the PIPE Investment will be used, among other things, to help to fund the ongoing business operations of the Company.  The summary of the PIPE Investment is qualified in its entirety by reference to the text of the PIPE Subscription Agreements, the form of which is included as Exhibit 10.4 to this Report and is incorporated herein by reference.

The Common Stock and Public Warrants issued in connection with the PIPE Investment were not registered under the Securities Act in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description
2.1†
Agreement and Plan of Merger, dated August 9, 2019, by and among Trinity Merger Corp., Broadmark Realty Capital Inc., Trinity Merger Sub I, Inc., Trinity Merger Sub II, LLC, PBRELF I, LLC, BRELF II, LLC, BRELF III, LLC, BRELF IV, LLC, Pyatt Broadmark Management, LLC, Broadmark Real Estate Management II, LLC, Broadmark Real Estate Management III, LLC, and Broadmark Real Estate Management IV, LLC (incorporated by reference to Annex A to the joint proxy statement/prospectus contained in the Company’s Amendment No. 2 to the registration statement on Form S-4 (File No. 333-233214), filed with the Commission on October 15, 2019).

10.1
Employment Agreement, dated August 9, 2019, by and between Broadmark Realty Capital Inc. and Jeffrey Pyatt (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-39134), filed with the Commission on November 20, 2019).

10.2
Employment Agreement, dated August 9, 2019, by and between Broadmark Realty Capital Inc. and Joanne Van Sickle (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K (File No. 001-39134), filed with the Commission on November 20, 2019).

10.3
Employment Agreement, dated August 9, 2019, by and between Broadmark Realty Capital Inc. and Adam Fountain (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K (File No. 001-39134), filed with the Commission on November 20, 2019).

10.4
Form of Subscription Agreement, by and between Broadmark Realty Capital Inc., Trinity Merger Corp., Farallon Capital Partners, L.P., Farallon Capital Institutional Partners, L.P., Farallon Capital Institutional Partners II, L.P., Farallon Capital Institutional Partners III, L.P., Four Crossings Institutional Partners V, L.P., and Farallon Capital (AM) Investors, L.P. (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K (File No. 001-39134), filed with the Commission on November 20, 2019)

31.1*	Chief Executive Officer Certification as required under section 302 of the Sarbanes Oxley Act.
31.2*	Controller Certification as required under section 302 of the Sarbanes Oxley Act.
32*	Chief Executive Officer and Controller Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley Act.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROADMARK REALTY CAPITAL INC.

By:	/s/ Jeffrey Pyatt
	Name:	Jeffrey Pyatt
	Title:	Chief Executive Office
(Principal Executive Officer)

By:	/s/ Joanne Van Sickle
	Name:	Joanne Van Sickle
	Title:	Controller
(Principal Financial and Accounting Officer)

Date:  December 2, 2019