Form 10-K
period 2019-12-31
Broadmark Realty Capital Inc.
filed 2020-03-16
CIK 1784797

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 001-39134

BROADMARK REALTY CAPITAL INC.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	84-2620891
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

1420 Fifth Avenue, Suite 2000 Seattle, WA	98101
Address of Principal Executive Offices	Zip Code

Registrant’s telephone number, including area code     (206) 971-0800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	BRMK	New York Stock Exchange
Warrants, each exercisable for one fourth (1/4th) share of Common Stock at an exercise price of $2.875 per one fourth (1/4th) share	BRMK WS	NYSE American LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒

The common stock of the registrant has been traded on the New York Stock Exchange under the symbol “BRMK” since November 15, 2019, which is the business day following the consummation of the business combination among the registrant, Trinity Merger Corp. and the predecessor Broadmark lending companies. Accordingly, there was no public market for the registrant’s common equity as of June 30, 2019.

As of March 12, 2020, there were 132,015,635 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2020 annual meeting of shareholders (the “2020 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2020 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Broadmark Realty Capital Inc.

Broadmark Realty Capital Inc.

Introductory Note

On November 14, 2019 (the “Closing Date”), Broadmark Realty Capital Inc., a Maryland corporation (formerly named Trinity Sub Inc.) (“Broadmark Realty” or the “Company”), consummated the business combination (the “Business Combination”), pursuant to an Agreement and Plan of Merger, dated August 9, 2019 (the “Merger Agreement”), by and among Broadmark Realty, Trinity Merger Corp. (“Trinity”), Trinity Merger Sub I, Inc. (“Merger Sub I”), Trinity Merger Sub II, LLC (“Merger Sub II” and together with Trinity, and Merger Sub I, the “Trinity Parties”), PBRELF I, LLC (“PBRELF”), BRELF II, LLC (“BRELF II”), BRELF III, LLC (“BRELF III”), BRELF IV, LLC (“BRELF IV” and, together with PBRELF, BRELF II and BRELF III, the “Predecessor Companies” and each a “Predecessor Company”), Pyatt Broadmark Management, LLC (“MgCo I”), Broadmark Real Estate Management II, LLC (“MgCo II”), Broadmark Real Estate Management III, LLC (“MgCo III”), and Broadmark Real Estate Management IV, LLC (“MgCo IV” and, together with MgCo I, MgCo II and MgCo III, the “Predecessor Management Companies” and each a “Predecessor Management Company,” and the Predecessor Management Companies, together with the Predecessor Companies and their subsidiaries, the “Predecessor Company Group”). Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, (i) Merger Sub I merged with and into Trinity, with Trinity being the surviving entity of such merger (the “Trinity Merger”), (ii) immediately following the Trinity Merger, each of the Predecessor Companies merged with and into Merger Sub II, with Merger Sub II being the surviving entity of such merger (the “Company Merger”), and (iii) immediately following the Company Merger, each of the Predecessor Management Companies merged with and into Trinity, with Trinity being the surviving entity of such merger (the “Management Company Merger” and, together with the Trinity Merger and the Company Merger, the “Mergers”). As a result, Merger Sub II and Trinity became wholly owned subsidiaries of Broadmark Realty.

From November 15, 2019, Broadmark Realty’s consolidated financial statements reflect BRELF II, one of the Predecessor Companies, as the accounting acquirer and successor entity, acquiring the other three Predecessor Companies, the four Predecessor Management Companies, and Trinity in the successor period. The Business Combination transaction reflects a change in accounting basis for the Predecessor Company Group (other than BRELF II). As Trinity was a special purpose acquisition company, its acquisition is reflected as the issuance of shares for cash. For periods prior to November 15, 2019, in lieu of presenting separate financial statements of each of the Predecessor Companies and Predecessor Management Companies, the Predecessor Company Group presents consolidated financial statements, as these entities were under common management. Broadmark Realty was a shell company prior to November 15, 2019, with no assets or operations.

Unless the context otherwise requires references to “Broadmark Realty,” “Company,” “we,” “us” and “our,” refer to Broadmark Realty and its consolidated subsidiaries after the Business Combination and refer to the Predecessor Company Group for periods prior to the Business Combination.

As a result of the Mergers and by operation of Rule 12g-3(a) promulgated under the Exchange Act, Broadmark Realty is the successor issuer to Trinity.

Broadmark Realty Capital Inc.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) and the exhibits hereto contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange of Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact contained in this Annual Report, including statements regarding our future results of operations and financial position, strategy and plans, and our expectations of future operations, are forward-looking statements.  Forward-looking statements reflect the Company’s current views with respect to, among other things, capital resources, portfolio performance and projected results of operations.  Likewise, the Company’s statements regarding anticipated growth in its operations, anticipated market conditions, demographics and results of operations are forward-looking statements.  In some cases, you can identify these forward-looking statements by the use of terminology such as “outlook,” “believes,” “expects,” “projects”, “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words or phrases.

The forward-looking statements contained in this Report and the exhibits hereto are based on the Company’s current expectations and beliefs concerning future developments and their potential effects on the Company.  There can be no assurance that future developments affecting the Company will be those that it has anticipated.  Actual results may differ materially from those in the forward-looking statements.  Some factors that could cause the Company’s actual results to differ include:

•	Factors described in our prospectus filed with the SEC on December 17, 2019, including those set forth under the captions “Risk Factors” and “Business”;

•	defaults by borrowers in paying debt service on outstanding indebtedness;

•	impairment in the value of real estate property securing our loans;

•	availability of origination and acquisition opportunities acceptable to us;

•	potential mismatches in the timing of asset repayments and the maturity of the associated financing agreements;

•	general economic uncertainty and the effect of general economic conditions on the real estate and real estate capital markets in particular;

•	general and local commercial and residential real estate property conditions;

•	changes in federal government policies;

•	changes in federal, state and local governmental laws and regulations that impact our business, assets or classification as a real estate investment trust;

•	increased competition from entities engaged in construction lending activities;

•	potential disruptions in our business operations and construction lending activity relating to coronavirus (COVID-19);

•	changes in interest rates;

•	the availability of, and costs associated with, sources of liquidity;

•	the ability to manage future growth; and

•	changes in personnel and availability of qualified personnel.

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

Broadmark Realty Capital Inc.

PART I.

ITEM 1.	BUSINESS

Broadmark Realty Capital Inc. (“Broadmark Realty” or the “Company”), a Maryland corporation, is an internally managed commercial real estate finance company that that intends to elect to be taxed as real estate investment trust (“REIT”) for federal income tax purposes. Based in Seattle, Washington, Broadmark Realty offers short-term, first deed of trust loans, secured by real estate to fund the construction and development of, or investment in, residential or commercial properties. Broadmark Realty operates in select states that it believes to have favorable demographic trends and that provide more efficient and quicker access to collateral in the event of borrower default. As of December 31, 2019, Broadmark Realty’s combined portfolio of active loans had approximately $1.1 billion of principal commitments outstanding across 241 loans to over 151 borrowers in twelve states and the District of Columbia, of which approximately $829.0 million was funded.

Broadmark Realty has historically funded the growth of its real estate loan portfolio with private capital. In the past, Broadmark Realty has not used debt leverage to finance its loans, and as of December 31, 2019, it has no debt outstanding. As a newly public company, Broadmark Realty plans to opportunistically raise capital in the public market from time to time based on market conditions and to execute on cash management tools to fund the business and produce attractive returns for its stockholders.

Properties securing Broadmark Realty’s loans are generally classified as either residential for sale or rent, commercial, horizontal development, or raw land, and are typically not income producing. Each loan is secured by a first mortgage lien on real estate. Broadmark Realty’s lending policy limits the amount of the loan to a maximum loan-to-value (“LTV”) ratio of up to 65% of the “as-is” appraised value of the underlying collateral as determined by an independent appraiser at the time of the loan origination. As of December 31, 2019, the average LTV across Broadmark Realty’s active loan portfolio was less than 59% of the most recent appraised value. In addition, each loan is also personally guaranteed on a recourse basis by the principals of the borrower, and/or others at the discretion of Broadmark Realty to further help ensure that Broadmark Realty will receive full repayment of the loan. The guaranty may be collaterally secured by a pledge of the guarantor’s interest in the loan or other real estate or assets owned by the guarantor.

Broadmark Realty’s loans typically range from $500,000 to $50 million in face value (with an average loan size of approximately $4.9 million at December 31, 2019), generally bear interest at a fixed annual rate of 10% to 13% and have initial terms ranging from five to twelve months in duration (which may be renewed or extended before the expiration of the loan’s term). Broadmark Realty usually receives loan origination fees, or “points,” typically ranging from 4% to 5%, on an annualized basis, of the original principal amount of the loan, along with loan renewal fees, each of which varies in amount based upon, among other things, the term of the loan and the quality of the borrower and the underlying real estate. In addition to loan origination fees and renewal fees, Broadmark Realty receives late fees paid by borrowers, and/or is reimbursed by borrowers for costs associated with services provided by Broadmark Realty, such as closing costs, collection costs on defaulted loans and construction draw inspection fees. Broadmark Realty may charge borrowers exit or prepayment fees.

Broadmark Realty’s typical borrowers include real estate investors, developers and other commercial borrowers. It does not lend to owner-occupants of residential real estate. Loan proceeds are generally used to fund the vertical construction, horizontal development, investment, land acquisition, refinancing and, to a lesser extent, renovation and rehabilitation of residential or commercial properties. Broadmark Realty’s loans are generally structured with partial funding at closing and additional loan installments disbursed to the borrower upon satisfactory completion of previously agreed stages of construction.

A principal source of new transactions has been repeat business from prior customers and their referral of new business. Broadmark Realty also receives leads for new business from real estate brokers and mortgage brokers, a limited amount of advertising, and through its website.

Broadmark Realty Capital Inc.

Broadmark Realty seeks to minimize risk of loss through its underwriting standards. It originates and funds loans secured by first mortgages on residential and commercial real estate located in states that it believes exhibit favorable demographic trends. Broadmark Realty also manages and services its loan portfolio. Broadmark Realty believes that the demand/supply imbalance for residential construction-related real estate loans, presents significant opportunities for it to selectively originate high-quality first mortgage loans on attractive terms.

Markets

At December 31, 2019, Broadmark Realty was operating in fourteen states plus the District of Columbia, and its loan portfolio was spread across twelve states plus the District of Columbia, with the majority of loans located in Washington, Colorado, Utah, Texas, Oregon and Idaho (collectively totaling 97.5% of the total face amount of loans as of December 31, 2019). Broadmark Realty strategically focuses on these states as they have exhibited strong population growth – between 2010 and 2019 Washington, Colorado and Texas were in the top ten in the nation for net population migration. Additionally, each of Washington, Colorado, Utah, Texas, Oregon and Idaho are also non-judicial foreclosure states, which we believe provides efficient and prompt access to collateral in the event of borrower default.

Broadmark Realty’s loan portfolio is also concentrated within ten counties, the largest being King County, Washington, which comprises the cities of Seattle and Bellevue. As of December 31, 2019, the top ten counties made up 54.6% of the face amount of loans in our total portfolio. Information for the top ten counties, with dollar amounts in millions is as follows:

		Total Committed
County	# Loans	$	%
King, WA	34	$104.6	9.5%
Denver, CO	11	84.4	7.7%
Wasatch, UT	5	74.8	6.8%
Multnomah, OR	7	68.3	6.2%
Utah, UT	7	50.7	4.6%
Kitsap, WA	8	43.9	4.0%
Arapahoe, CO	9	44.2	4.0%
Pierce, WA	13	45.9	4.1%
Douglas, CO	8	40.6	3.7%
Tooele, UT	3	43.6	4.0%
Other Counties	136	499.2	45.4%
Total	241	$1,100.2	100.0%

Business and Growth Strategy

Broadmark Realty’s business strategy is to directly originate, fund, manage, and service short-term loans secured by first mortgage liens on real property to enable it to generate attractive returns. Broadmark Realty believes that its ability to react quickly to the needs of borrowers, provide flexibility in terms of structuring loans to meet the needs of borrowers, provide consistency and expediency in funding future construction draws, and its intimate knowledge of the relevant markets in which it operates, along with its focus on newly originated first mortgage loans positions Broadmark Realty to generate attractive returns.

Broadmark Realty’s strategy to achieve its objective of continuing to generate attractive returns and grow its business includes the following:

•	continue to increase market share in existing states to satisfy unmet demand;

•	increase geographic footprint by focusing on non-judicial foreclosure states with favorable demographic trends;

Broadmark Realty Capital Inc.

•	capitalize on opportunities created by the long-term structural changes in the real estate lending market resulting from consolidation and increased regulatory oversight of commercial banks and savings institutions;

•	continue to develop and refine real estate loan opportunities and products to attract non-traditional investors;

•	sponsor a private real estate finance company managed by a subsidiary of Broadmark Realty that will participate in secured real estate loans that are originated, underwritten and serviced by the subsidiary of Broadmark Realty, thereby generating an additional revenue stream by way of management fees paid by the private real estate finance company;

•	remain flexible in order to capitalize on changing sets of investment opportunities that may be present in various points of an economic cycle; and

•	operate so as to qualify as a REIT for federal income tax purposes and distribute annually at least 90% of our REIT taxable income.

Operations Overview

Loan Origination and Due Diligence

Broadmark Realty is experienced in secured lending, with significant combined real estate and financial services experience of its senior management team. Broadmark Realty’s senior management team spends a significant portion of its time on borrower development as well as on underwriting and structuring the loans in Broadmark Realty’s portfolio. A principal source of new transactions for Broadmark Realty has been repeat business from existing and former customers and their referral of new business. When underwriting a loan, the primary focus of Broadmark Realty’s analysis is the value of a property. Prior to making a final decision on a loan application Broadmark Realty conducts extensive due diligence of the property as well as the borrower and its principals.

The mortgage loans originated by Broadmark Realty generally meet the following criteria:

•	Collateral. New loans are secured by a first deed of trust on real estate.

•	Amount. The amount of Broadmark Realty’s loans typically range from $500,000 to $50 million in face amount with an average loan size at December 31, 2019 of approximately $4.9 million. New loans, together with any outstanding loans, are subject to maximum exposure to a single borrower of no greater than 10% of the total loan portfolio.

•	Loan to Value. The maximum loan-to-value ratio for a mortgage at origination is 65% of the “as-is” appraised value as confirmed by a third-party appraisal at the time the loan is originated.

•	Interest rate. A fixed rate between 10% and 13% per annum with a late fee of 10% of the payment outstanding and a default rate of 24% per annum.

•	Origination fees. Typically ranges from 4% to 5% on an annualized basis. In addition, if the term of the loan is extended, additional points are payable upon the extension.

•	Term. Typically, five to twelve months. Broadmark Realty may agree to extend the maturity date so long as the borrower complies with all loan covenants, financial and non-financial, and the loan otherwise satisfies Broadmark Realty’s then existing underwriting criteria.

•	Covenants. To timely pay all taxes, insurance, assessments, and similar charges with respect to the property; to maintain hazard insurance; and to maintain and protect the property.

•	Events of default. Include: failure to make payment when due; and breach of a covenant.

Broadmark Realty Capital Inc.

•	Payment terms. Interest only is payable monthly in arrears. Principal is due in a “balloon” payment at the maturity date. Interest earned from an interest holdback is capitalized in the loans principal balance.

•	Escrow. Generally, none required.

•	Holdbacks. Construction loans typically include a holdback for future construction draws which are funded in arrears following confirmation of work completion. Loans may also include a holdback for interest payments due to a lack of income generated by the real estate.

•	Security. Each loan is evidenced by a promissory note, which is secured by a first mortgage lien on real property owned by the borrower and is personally guaranteed on a recourse basis by the principals of the borrower and/or others, at the discretion of Broadmark Realty, which guaranty may be collaterally secured by a pledge of the guarantor’s interest in the borrower or other real estate owned by the guarantor.

•	Fees and Expenses. As is typical in real estate finance transactions, the borrower incurs all expenses in connection with securing the loan, including the cost of a property appraisal, the cost of an environmental assessment report, if any, the cost of a credit report and all title, recording fees and legal fees.

Upon receipt of a potential borrower’s executed loan application, Broadmark Realty will commence the underwriting process. Before approving and funding a mortgage, Broadmark Realty undertakes extensive due diligence of the borrower, its principals, the guarantor and the property that will be mortgaged to secure the loan. Such due diligence generally includes:

•	Borrower and Guarantor Information. Review of a borrower’s credit application, operating agreement or other organizational documents, and review of business and guarantor financial statements and tax returns.

•	Confirmatory Collateral Information. Review of an independent appraisal report (customarily including market data and analysis and information regarding comparable properties), preliminary title report, tax records, documentation evidencing proper hazard insurance for improved property, and other property information. Loans secured by existing commercial properties require a Phase I environmental site assessment.

•	Project Transaction Information. Review of the property purchase and sale agreement, title insurance, itemized construction budget, building permits, building plans, and specifications and marketing plans and materials.

•	Physical Inspection. Broadmark Realty performs a physical inspection of the property, which includes a check of the property’s location, characteristics, qualities, and potential value as represented by the borrower, as well as a review of the comparable properties identified in the independent appraisal report in order to confirm that the properties identified as comparable in the appraisal report are truly comparable.

Loan Servicing

Broadmark Realty services all of its loans internally, and manages loan payments, draw requests, and loan accounting histories and records. The loan draw process in particular is an important part of Broadmark Realty’s business as it provides borrowers with quick access to capital in order to keep their projects moving and allows Broadmark Realty to inspect the quality and pace of the borrower’s work. Once a borrower has submitted a draw request, Broadmark Realty will have the project inspected to ensure that the work for which funding is being requested has been completed and, in a manner, satisfactory to Broadmark Realty. In addition, any required county and city inspections are completed and lien releases from all vendors and subcontractors are collected before funds are disbursed. Although the process is thorough, Broadmark Realty makes a point of responding to draw requests as quickly as possible as timing is of paramount importance to a project’s success.

In addition, Broadmark Realty will conduct periodic testing, process loan payoff requests, and collect past due and delinquent payments. In the case of a loan default, Broadmark Realty has broad authority to take such actions as it believes best in working out the defaulted loan, including selling the defaulted loan or foreclosing on the real property serving as collateral for the loan.

Broadmark Realty Capital Inc.

Loan Funding

Broadmark Realty’s ability to grow its business is primarily constrained by its ability to raise capital to fund additional real estate loans. Prior to the Business Combination, Broadmark Realty funded loans primarily through the use of private capital. Going forward, Broadmark Realty intends to fund its growth through issuance of common stock, potential use of cash management tools such as a credit facility, and the sale of participation interests in loans to the Private REIT (as described below).

Private REIT

Broadmark Realty has formed a newly organized real estate finance company, called Broadmark Private REIT, LLC (the “Private REIT”), that primarily participates in short-term, first deed of trust loans secured by real estate to fund the construction and development of, or investment in, residential or commercial properties located in the United States that are originated, underwritten and serviced by a subsidiary of Broadmark Realty. The Private REIT will be managed by Broadmark Private REIT Management, LLC (the “Manager”), a subsidiary of Broadmark Realty. Similar to Broadmark Realty, the Private REIT’s investment objective is to provide attractive risk-adjusted returns primarily through fees and interest income primarily generated from its real estate loan portfolio. The Private REIT expects to elect to qualify as a REIT commencing with its initial taxable year.

Broadmark Realty and the Private REIT entered into a Master Loan Participation Agreement (the “Participation Agreement”) pursuant to which a subsidiary of Broadmark Realty expects to sell to the Private REIT participation interests in loans that it originates. Broadmark Realty retains sole authority with respect to whether to permit the Private REIT to participate in any particular loan. Broadmark Realty also retains sole authority with respect to the participation percentage of each loan that the Private REIT will receive. The Private REIT’s participations in Broadmark Realty’s loans will be limited by the amount of the Private REIT’s cash available to lend, as defined. “Cash Available to Lend” is generally defined as cash in excess of the Private REIT’s obligations under existing mortgages or participations therein, including contributions of cash from the admission of new investors and repayments of mortgages or sales of assets, but excluding cash distributable to investors, existing or accrued liabilities, reserves for estimated construction draws and anticipated redemption payments, or write-downs of defaulted mortgages. In the event that the Private REIT has Cash Available to Lend in excess of the loan participation interests offered to it by Broadmark Realty, the Private REIT may originate its own mortgages or purchase mortgages from third parties that are comparable to those originated by Broadmark Realty.

The Manager will be compensated with respect to the mortgages initiated by the Private REIT or participations in Broadmark Realty’s mortgages through the Manager’s receipt of 80% of all fee-based income (generally borrower loan fees, including origination points, late fees and extension fees) and 20% of all cash distributable to Private REIT investors in excess of the monthly 0.5% preferred return to investors.

The Private REIT intends to make a continuous offering of its preferred units (“Preferred Units”) to eligible investors pursuant to Regulation D promulgated under the Securities Act of 1933 (the “Securities Act”). The initial sale of Preferred Units occurred in March 2020. The Private REIT’s Preferred Units are not and will not be registered under the Securities Act or the securities laws of any state or other jurisdiction. The Manager does not expect that the Private REIT will register as an “investment company” under the Investment Company Act pursuant to available exemptions from registration.

The Manager is currently not registered and is not required to register as an investment adviser with the SEC or any state securities governing authority in reliance on exemptions available to private fund advisers. The Manager has filed Form ADV with the SEC as an “exempt reporting adviser” and will rely on the exemption from registration under the Advisers Act for certain private fund advisers. See below for further discussion of the Investment Company Act Exemption available to the Manager.

Broadmark Realty Capital Inc.

Regulation and Compliance

Broadmark Realty’s operations are subject, in certain circumstances, to supervision and regulation by state and U.S. federal government authorities and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions. In addition, Broadmark Realty and its subsidiaries may rely on exemptions from various requirements of the Securities Act, the Investment Company Act, and the Investment Advisers Act. These exemptions are sometimes highly complex and may, in certain circumstances, depend on compliance by third parties who Broadmark Realty does not control.

Regulation of Commercial Real Estate Lending Activities

In general, commercial real estate lending is a highly regulated industry in the United States and Broadmark Realty is required to comply with, among other statutes and regulations, certain provisions of the Equal Credit Opportunity Act that are applicable to commercial loans, the USA Patriot Act, regulations promulgated by the Office of Foreign Asset Control, and U.S. federal and state securities laws and regulations. In addition, certain states have adopted laws or regulations that may, among other requirements, require licensing of lenders and financiers, prescribe disclosures of certain contractual terms, impose limitations on interest rates and other charges, and limit or prohibit certain collection practices and creditor remedies. Broadmark Realty is required to comply with the applicable laws and regulations in the states in which it does business.

Investment Company Act Exemption

Although Broadmark Realty reserves the right to modify its business methods at any time, it is not currently required to register as an investment company under the Investment Company Act. However, Broadmark Realty cannot assure you that its business strategy will not evolve over time in a manner that could subject it to the registration requirements of the Investment Company Act.

Section 3(a)(1)(A) of the Investment Company Act defines an investment company as any issuer that is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities. Section 3(a)(1)(C) of the Investment Company Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities, and owns or proposes to acquire investment securities having a value exceeding 40% of the value of such issuer’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Excluded from the term “investment securities” are, among other things, securities issued by majority-owned subsidiaries that are not themselves investment companies and are not relying on the exclusion from the definition of “investment company” set forth in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act.

Broadmark Realty conducts operations so that it will not be required to register as an investment company under the Investment Company Act. Broadmark Realty conducts business primarily through wholly-owned subsidiaries. In order for Broadmark Realty to comply with Section 3(a)(1)(C), the securities issued by any wholly-owned or majority-owned subsidiaries that are excluded from the definition of “investment company” based on Section 3(c)(1) or 3(c)(7) of the Investment Company Act, together with any other investment securities that it may own, may not have a value in excess of 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Broadmark Realty will monitor its holdings to ensure continuing and ongoing compliance with this test. Additionally, Broadmark Realty believes it will not be considered an investment company under Section 3(a)(1)(A) of the Investment Company Act because it will not engage primarily, or propose to engage primarily, or hold itself out as being engaged primarily, in the business of investing, reinvesting, or trading in securities. Rather, Broadmark Realty is primarily engaged in the non-investment company business of its wholly-owned subsidiaries.

Broadmark Realty Capital Inc.

Broadmark Realty’s subsidiary that issues and holds the mortgages (the “Mortgage Subsidiary”) qualifies for the exclusion from the definition of “investment company” pursuant to Section 3(c)(5)(C) of the Investment Company Act, which provides an exclusion for companies engaged primarily in investments in mortgages and other liens on or interests in real estate. To qualify for the exclusion pursuant to Section 3(c)(5)(C), based on positions set forth by the staff of the SEC, the Mortgage Subsidiary will generally be required to hold at least (i) 55% of its assets in qualifying real estate assets and (ii) at least 80% of its assets in qualifying real estate assets and real estate-related assets. Provided that the Mortgage Subsidiary is able to maintain this exclusion, Broadmark Realty’s interests in Mortgage Subsidiary will not constitute “investment securities.” Broadmark Realty intends to rely on guidance published by the SEC staff or on its analyses of guidance published with respect to which assets are qualifying real estate assets and real estate-related assets for purposes of Section 3(c)(5)(C).

Competition

Real estate lending is a competitive business. Broadmark Realty competes for lending opportunities with a variety of institutional lenders and investors, including other “hard money” lenders, mortgage REITs, specialty finance companies, savings and loan associations, banks, mortgage banks, credit unions, insurance companies, mutual funds, pension funds, private equity real estate funds, hedge funds, institutional investors, investment banking firms, non-bank financial institutions, governmental bodies, family offices, and high net worth individuals. New parties continue to enter the market resulting in increased competition and pricing pressure.

Broadmark Realty competes on the basis of borrower relationships, product offerings, loan structure, terms, and service. Broadmark Realty’s success depends on its ability to maintain and capitalize on relationships with borrowers and their representatives, offer attractive loan terms and provide superior service.

Seasonality

While Broadmark Realty typically originates loans year-round, incremental loan disbursements are made with greater frequency during the spring, summer and fall, when weather is generally more favorable for construction, and borrowers complete previously agreed stages of construction, allowing such borrowers to draw down on additional amounts of capital available under their loan agreements. As a result of these more frequent disbursements, Broadmark Realty maintains greater amounts of cash on hand to fund these disbursements during these seasons.

Intellectual Property and Proprietary Data

Broadmark Realty’s business does not depend on exploiting or leveraging any particular intellectual property rights. To the extent that Broadmark Realty owns any rights to intellectual property, it relies on a combination of registered and state, federal, and common law trademarks, service marks, trade names, copyrights, and trade secret protection. Broadmark Realty currently has an application for registration of the trademark “Broadmark” pending with the United States Patented Trademark Office (USPTO) and has two applications pending with the USPTO for the design of the Broadmark Realty logo.

Employees

As of March 1, 2020, Broadmark Realty had 41 employees.

Corporate Information

Our principal executive offices are located at 1420 Fifth Avenue, Suite 2000, Seattle, Washington 98101, and our telephone number is (206) 971-0800. We maintain a website on the Internet at http://www.broadmark.com. The information contained on the website is not incorporated by reference into this Report. Broadmark Realty makes available on or through its website certain reports and amendments to those reports that it files with or furnishes to the Commission in accordance with the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These include Broadmark Realty’s annual reports on Form 10-K, its Quarterly Reports on Form 10-Q and its Current Reports on Form 8-K. Broadmark Realty makes this information available on its website free of charge as soon as reasonably practicable after it electronically files the information with, or furnish it to, the Commission.

Broadmark Realty Capital Inc.

ITEM 1A.	RISK FACTORS

There are many factors that affect our business and the results of our operation, some of which are beyond our control. Set forth below are the risks that we believe are material. You should carefully consider the following risks in evaluating us and our business. The occurrence of any of the following risks could materially and adversely impact our financial condition, results of operations, cash flows, liquidity, the market price of our common stock, and our ability to, among other things, satisfy our debt service obligations and to make distributions to our stockholders, which in turn could cause our stockholders to lose all or a part of their investment. Some statements in this report including statements in the following risk factors constitute forward-looking statements. Please refer to the section entitled “Cautionary Statement Regarding Forward-Looking Statements.”

Risks Related to our Business

Our loan origination activities, revenues and profits are limited by available funds. If we do not increase our working capital, we will not be able to grow our business.

As a real estate finance company, our revenue and net income is limited to interest and fees received or accrued on our loan portfolio. Our ability to originate real estate loans is limited by the funds at our disposal. At December 31, 2019, we had $238.2 million in cash and cash equivalents, and we are obligated to fund $253.7 million of construction reserves for our existing loans. We intend to use the proceeds from the repayment of outstanding loans and any additional capital, raised publicly, privately, or in the Private REIT, to originate real estate loans. We cannot assure you that such funds will be available in sufficient amounts to enable us to expand our business.

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

While we have no current intention of modifying the historical loan initiation standards in any material manner, we may do so in the future if we believe it would be favorable to our business. For example, the criteria necessary for a borrower to qualify for a loan may be made less stringent, which could result in an increased amount of loan defaults. We may also determine in the future to issue preferred stock and may incur indebtedness to fund an increase of our loan portfolio or for other working capital purposes. Any such actions may be taken without stockholder approval.

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

Broadmark Realty Capital Inc.

We depend on our senior management team based upon their long-standing business relationships, the loss of any of whom could threaten our ability to operate our business successfully.

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

Among the states that we make loans in, we are currently subject to licensing requirements in Oregon and Idaho. There is no guarantee that we will be able to obtain, maintain or renew any required licenses or authorizations to conduct our business or that we would not experience significant delays in obtaining these licenses and authorizations. As a result, we could be delayed in conducting certain business if we were first required to obtain certain licenses or authorizations or if renewals thereof were delayed. Furthermore, once licenses are issued and authorizations are obtained, we are required to comply with various information reporting and other regulatory requirements to maintain those licenses and authorizations, and there is no assurance that we will be able to satisfy those requirements or other regulatory requirements applicable to our business on an ongoing basis, which may restrict our business and could expose us to penalties or other claims.

Any failure to obtain, maintain or renew required licenses and authorizations or failure to comply with regulatory requirements that are applicable to our business could result in material fines and disruption to our business and could have a material adverse effect on our business, financial condition, operating results and our ability to make distributions to our equity holders.

The accuracy of our financial statements may be materially affected if our estimates, including loan loss allowances, prove to be inaccurate.

Financial statements prepared in accordance with accounting principles generally accepted in the United States, or “GAAP,” require the use of estimates, judgments and assumptions that affect the reported amounts. Different estimates, judgments and assumptions reasonably could be used that would have a material effect on the financial statements, and changes in these estimates, judgments and assumptions are likely to occur from period to period in the future. Significant areas of accounting requiring the application of management’s judgment include but are not limited to assessing the adequacy of the allowance for loan losses and assessing impairments on real estate held for use or held for sale. These estimates, judgments and assumptions are inherently uncertain, especially in turbulent economic times, and, if they prove to be wrong, then we face the risk that charges to income will be required, which could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our equity holders.

Broadmark Realty Capital Inc.

We incur increased costs as a result of operating as a public company, and our management is required to devote substantial time to compliance efforts.

As privately held companies, the Predecessor Company Group was not required to comply with certain public company obligations. As a public company, we are incurring significant additional legal, accounting, insurance and other expenses. The Dodd-Frank Wall Street Report and Consumer Protection Act of 2010, as amended (the “Dodd-Frank Act”), and the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), as well as related rules implemented by the SEC, have required changes in corporate governance practices of public companies. Compliance with these and other similar laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act, have and will continue to increase our expenses, including our legal and accounting costs, and make some activities more time-consuming and costly. These laws, rules and regulations have made it more expensive for us to obtain director and officer liability insurance. Although the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”) may, for a limited period of time, somewhat lessen the cost of complying with these additional regulatory and other requirements, the substantial increase in legal, accounting, insurance and certain other expenses negatively impact our results of operations and financial condition.

We may be subject to “lender liability” litigation.

A number of judicial decisions have upheld the right of borrowers to sue lending institutions on the basis of various legal theories, collectively termed “lender liability.” Generally, lender liability is founded on the premise that a lender has either violated a duty, whether implied or contractual, of good faith and fair dealing owed to the borrower or has assumed a degree of control over the borrower resulting in the creation of a fiduciary duty owed to the borrower or its other creditors or stockholders. We cannot assure you that such claims will not arise or that we will not be subject to significant liability if a claim of this type were to arise.

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

Broadmark Realty Capital Inc.

Cybersecurity threats and other security breaches and disruptions could compromise sensitive information belonging to us or our employees, borrowers and other counterparties and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of business, we may acquire and store sensitive data on our network, such as our proprietary business information and personally identifiable information of our prospective and current borrowers, loan guarantors and our employees. The secure processing and maintenance of this information is critical to our business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers, breaches, unauthorized access, which may be due to employee error, malfeasance, system errors, acts or omissions of third parties including those that we do business with or otherwise. Any such breach or access could compromise our networks and the information stored there could be accessed, publicly disclosed, lost destroyed or stolen. Any such breach, access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory actions and penalties, disruption to our operations and the services that we provide to customers or damage our reputation, which could adversely affect our business, financial condition and operating results and our ability to make distributions to our equity holders.

There can be no guarantee that we will make distributions or generate yields comparable to the Predecessor Company Group’s historical levels or comparable to the Company's current or historic level.

The past distributions and yields of the Predecessor Company Group are no guarantee of our future performance. Our distributions of dividends are not guaranteed and will be paid only to the extent earned by us and authorized by our board of directors (the “Board”). Multiple factors could adversely impact our ability to generate income and pay dividends, such as those set forth under “-Market Risks Related to Real Estate Loans,” and “-Risks Related to Broadmark Realty’s Loan Portfolio.” The timing and amount of dividends will be determined by our Board. There is no guarantee that we will achieve results that will allow us to pay a specified level of cash dividends or to increase the level of such dividends in the future.

We are a holding company and our only material asset is our interest in our subsidiaries, and we are accordingly dependent upon distributions made by our subsidiaries to make payments, pay dividends and pay taxes.

We are a holding company with no material assets other than our ownership of our subsidiaries. As a result, we have no independent means of generating revenue or cash flow. Our ability to make payments, pay dividends and pay taxes will depend on the financial results and cash flows of our subsidiaries and the distributions we receive from our subsidiaries. Additionally, to the extent that we need funds and any of our subsidiaries are restricted from making such distributions under applicable law or regulation or under the terms of any financing arrangements, or any of our subsidiaries is otherwise unable to provide such funds, it could materially adversely affect our liquidity and financial condition.

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

Broadmark Realty Capital Inc.

Our business and operations could be negatively affected if we become subject to any securities litigation or stockholder activism, which could cause us to incur significant expense, hinder execution of business and growth strategy and impact our stock price.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Stockholder activism, which could take many forms or arise in a variety of situations, has been increasing recently. Volatility in the price of our securities or other reasons may in the future cause it to become the target of securities litigation or stockholder activism. Securities litigation and stockholder activism, including potential proxy contests, could result in substantial costs and divert management’s and our Board’s attention and resources from our business. Additionally, such securities litigation and stockholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with employees and other service providers and make it more difficult to attract and retain qualified personnel. It could also negatively impact our ability to generate new loans. Also, we may be required to incur significant legal fees and other expenses related to any securities litigation and activist stockholder matters. Further, our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and stockholder activism.

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

A prolonged economic slowdown, a recession or declining real estate values could impair the performance of our loans and harm our financial condition and results of operations and limit our ability to raise capital. As a result, we believe the risks associated with our business will be more severe during periods of economic slowdown or recession because these periods are likely to be accompanied by declining real estate values and declining demand for new mortgage loan originations. Declining real estate values are likely to have one or more of the following adverse consequences:

•	reduce the level of new mortgage loan originations since borrowers often use appreciation in the value of their existing properties to support the purchase or investment in additional properties;

•	make it more difficult for existing borrowers to remain current on their payment obligations; and

•	significantly increase the likelihood that we will incur losses on our loans in the event of default because the value of collateral may be insufficient to cover our cost on the loan; and

•	reduce the speed or ability for our mortgages to be repaid upon their balloons through the sale or refinance of our collateral.

Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect both our interest income from loans in our portfolio as well as our ability to originate new loans, which could adversely affect our business, financial condition and operating results and our ability to make distributions to our equity holders.

In addition, public health crises, pandemics and epidemics, such as those caused by the coronavirus (COVID-19) that has impacted commerce and travel and has spread to multiple countries, including the United States, could have a material adverse effect on global, national and local economies, as well as on our business by reducing the demand for commercial or residential real estate that our borrowers might have developed.

Broadmark Realty Capital Inc.

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

We operate in a highly competitive market and we believe these conditions will persist for the foreseeable future as the financial services industry continues to consolidate, producing larger, better capitalized and more geographically diverse companies with broad product and service offerings, and new entrants come into the real estate lending market. As a result, our profitability depends, in large part, on our ability to compete effectively.

Our existing and potential future competitors include “hard money” lenders, mortgage REITs, specialty finance companies, savings and loan associations, banks, mortgage banks, credit unions, insurance companies, mutual funds, pension funds, private equity funds, hedge funds, institutional investors, investment banking firms, non-bank financial institutions, governmental bodies, family offices and high net worth individuals. We may also compete with companies that partner with and/or receive financing from the U.S. government. Many of our competitors are substantially larger and have considerably greater financial, technical, marketing and other resources than we do. In addition, larger and more established competitors may enjoy significant competitive advantages, including enhanced operating efficiencies, more extensive referral networks, greater and more favorable access to investment capital and more desirable lending opportunities. Several of these competitors, including mortgage REITs, have recently raised or are expected to raise significant amounts of capital, which enables them to make larger loans or a greater number of loans. Some competitors may also have a lower cost of funds and access to funding sources that may not be available to us, such as funding from various governmental agencies or under various governmental programs for which we are not eligible. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of possible loan transactions or to offer more favorable financing terms than we could. For example, we may find that the pool of potential qualified borrowers available to us is limited. Finally, as a REIT and because we operate in a manner intended to be exempt from the requirements of the Investment Company Act of 1940, as amended (the “Investment Company Act”), we may face further restrictions to which some of our competitors may not be subject. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our equity holders. As a result of these competitive factors, we may not in the future be able to originate and fund mortgage loans on favorable terms, which could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our equity holders.

Prepayment rates are difficult to predict and may result in excess capital; the inability to redeploy this capital at comparable yields or risk could result in lower income.

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

Broadmark Realty Capital Inc.

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

Risks Related to Broadmark Realty’s Loan Portfolio

We may be adversely affected by the economies and other conditions of the markets in which we operate, and in particular, that of certain states in which we have a high concentration of loans.

The geographic distribution of our loan portfolio exposes us to risks associated with the real estate and commercial lending industry in general, and to a greater extent within the states and regions in which we have concentrated our loans. These risks include, without limitation:

•	declining real estate values;

•	overbuilding;

•	extended vacancies of properties;

•	increases in operating expenses such as property taxes and energy costs;

•	changes in zoning laws;

•	rising unemployment rates;

•	occurrence of environmental events;

•	rising casualty or condemnation losses; and

•	uninsured damages from floods, hurricanes, earthquakes or other natural disasters.

At December 31, 2019, our mortgage loans were most concentrated in the following six states ($ in millions):

State	Committed Amount of Mortgage Loans	Percent of Total Portfolio
Washington	$315.3	28.7%
Utah	271.1	24.6%
Colorado	243.3	22.1%
Texas	104.8	9.5%
Oregon	85.4	7.8%
Idaho	52.6	4.8%
Total top six states	$1,072.5	97.5%
Other	27.4	2.5%
Total	$1099.9	100%

Broadmark Realty Capital Inc.

While we have recently entered into additional markets, we remain particularly subject to the general economic and market conditions in the above identified six states. The occurrence of any one or more of the above enumerated conditions in such states could cause a decline in the value of properties securing our loans which would reduce the value of the collateral and the potential proceeds available to borrowers to repay their loans. For example, the Coronavirus (COVID-19) may negatively impact the commercial and residential real estate markets, which could reduce demand and the value for properties and make it less likely that a borrower can sell or lease the property they are developing in an amount sufficient to repay the borrower’s loan, or that a developer, who would be our borrower, will elect to go forward with a new project.

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

Borrowers usually use the proceeds of a long-term mortgage loan or sale to repay a short-term loan. Typically, we issue initial mortgage loans with a five to twelve month term, and, at December 31, 2019, our weighted average initial term for our loans was approximately ten months. We may therefore depend on a borrower’s ability to obtain permanent financing or sell the property to repay our loan, which could depend on market conditions and other factors. In a period of rising interest rates, it may be more difficult for borrowers to obtain long-term financing, which increases the risk of non-payment. Short-term loans are also subject to risks of borrower defaults, bankruptcies, fraud, losses and special hazard losses that are not covered by standard hazard insurance. In the event of a default, we bear the risk of loss of principal and non-payment of interest and fees to the extent of any deficiency between the value of the mortgage collateral and the principal amount and unpaid interest of the interim loan. To the extent we suffer any such losses with respect to our mortgage loans, such losses could result in a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our equity holders.

Broadmark Realty Capital Inc.

We make construction loans, which are subject to additional risks as compared to loans secured by existing structures or land.

As of December 31, 2019, approximately 200 of the loans in our consolidated loan portfolio (representing approximately 88% of the committed amount of our aggregate outstanding loans) were construction loans. Construction loans are subject to additional risks that may not be applicable to loans secured by existing structures and land. Construction budgets may be unrealistic or unforeseen variables may arise, prolonging the development and increasing the costs of the construction project, which may delay the borrower’s ability to sell or rent the finished property, which would be the source of funds for repayment of the loan. While we believe we have reasonable procedures in place to manage construction funding loans, there can be no certainty that we will not suffer losses on construction loans. In addition, if a builder fails to complete a project, we may be required to complete the project. Any such default could result in a substantial increase in costs in excess of the original budget and delays in completion of the project.

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

At December 31, 2019, approximately 77% of the loans in our consolidated loan portfolio (representing approximately 61% of our aggregate outstanding mortgage loans receivable) are secured by residential real property. None of these loans are guaranteed by the U.S. government or any government sponsored enterprise. Therefore, the value of the underlying property, the creditworthiness and financial position of the borrower and the enforceability of the lien will significantly impact the value of such mortgage. In the event of a foreclosure, we may assume direct ownership of the underlying real estate. The liquidation proceeds upon sale of such real estate may not be sufficient to recover our cost basis in the loan, and any costs or delays involved in the foreclosure or liquidation process may increase losses.

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

Broadmark Realty Capital Inc.

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

Broadmark Realty Capital Inc.

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

Despite our efforts to manage credit risk, there are many aspects of credit risk that we cannot control. Our credit policies and procedures may not be successful in limiting future delinquencies, defaults and losses, or they may not be cost effective. Our underwriting reviews and due diligence procedures may not be effective in identifying all potential credit risks. Borrower and guarantor circumstances could change during the term of the loan. The value of the properties collateralizing or underlying the loans may decline. The frequency of default and the loss severity on loans upon default may be greater than we anticipate. If properties securing our mortgage loans become real estate owned as a result of foreclosure, we bear the risk of not being able to sell the property and recover our investment and of being exposed to the risks attendant to the ownership of real property.

Before approving and funding a mortgage loan, we undertake due diligence of the borrower, its principals (if the borrower is not an individual) and the property that will be mortgaged to secure the loan. Such due diligence includes review of (i) the credit history of the borrower if an individual, and to the extent available and considered materially significant, a business entity, if applicable, (ii) the borrower and guarantor’s financial statements and tax returns, (iii) the independently appraised value of the property, (iv) legal and lien searches against the borrower, the guarantors and the property, (v) where deemed appropriate, a certificate or insurance binder of hazard insurance, (vi) a review of the documentation related to the property, including title information and (vii) other reviews and or assessments that we may deem appropriate to conduct. There can be no assurance that we will conduct any specific level of due diligence, or that, among other things, the due diligence process will uncover all relevant facts, which could result in losses on the loan in question, which, in turn, could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our equity holders.

Broadmark Realty Capital Inc.

Third-party diligence reports are made as of a point in time and are therefore limited in scope.

Appraisals, engineering, and environmental reports, as well as a variety of other third-party reports, are generally obtained with respect to each of the mortgaged properties underlying our loans at or about the time of origination. Appraisals are not guarantees of present or future value. One appraiser may reach a different conclusion than the conclusion that would be reached if a different appraiser were appraising that property. Moreover, the values of the properties may fluctuate significantly after the date that appraisals are performed. In addition, any third-party report, including any engineering report, environmental report, site inspection or appraisal represents only the analysis of the individual consultant, engineer or inspector preparing such report at the time of such report, and may not reveal all necessary or desirable repairs, maintenance, remediation and capital improvement items. Any missing or incomplete information in the appraisal and engineering and environmental reports prepared by third parties may affect our loan underwriting, and if foreclosure on the property became necessary, could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our equity holders.

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

Broadmark Realty Capital Inc.

Risks Related to Our REIT Qualification and Investment Company Exemption

We cannot assure you that we will be able to successfully manage our business as a REIT.

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

We believe that we have been organized and have operated in conformity with the requirements for qualification and taxation as a REIT under the Code for our taxable period ending December 31, 2019, and that our current and proposed method of operation will enable us to continue to meet the requirements for qualification and taxation as a REIT under the Code for our taxable year ending December 31, 2020 and subsequent taxable years. Our continued qualification as a REIT will depend on our ability to meet, on an ongoing basis, various complex requirements concerning, among other things, the ownership of our outstanding stock, the nature of our assets, the sources of our income, and the amount of our distributions to our stockholders. Our ability to satisfy the asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the annual REIT income and quarterly asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis.

If we fail to qualify for taxation as a REIT in any taxable year, and we do not qualify for certain statutory relief provisions, we would be required to pay U.S. federal income tax on our taxable income at regular corporate rates, and distributions to our stockholders would not be deductible by us in determining our taxable income. In such a case, we might need to borrow money or sell assets in order to pay our taxes. Our payment of income tax would decrease our cash available for distribution to our stockholders. Furthermore, if we fail to maintain our qualification as a REIT, we no longer would be required to distribute substantially all of our taxable income to our stockholders. In addition, unless we were eligible for certain statutory relief provisions, we could not re-elect to qualify as a REIT until the fifth calendar year following the year in which we failed to qualify. We would also fail to qualify as a REIT in the event we were treated under applicable Treasury regulations as a successor to another REIT whose qualification as a REIT was previously terminated or revoked. If a Predecessor Company failed to qualify as a REIT prior to the Business Combination, it is possible that we would be treated as a successor REIT under the foregoing rules and thus be unable to qualify as a REIT.

Broadmark Realty Capital Inc.

Our ownership of and relationship with taxable REIT subsidiaries is limited, and a failure to comply with the limits would jeopardize our REIT qualification, and our transactions with our taxable REIT subsidiaries may result in the application of a 100% excise tax if such transactions are not conducted on arm’s-length terms.

A REIT may own up to 100% of the stock of one or more taxable REIT subsidiaries (“TRSs”). A TRS may earn income that would not be qualifying income if earned directly by a REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. Overall, no more than 20% of the value of a REIT’s assets may consist of stock and securities of one or more TRSs. A domestic TRS will pay U.S. federal, state and local income tax at regular corporate rates on any income that it earns. In addition, the TRS rules impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.

We and BRMK Management, Corp., formerly known as Trinity, have jointly elected for Trinity to be treated as a TRS as Trinity will provide certain investment management services with respect to our assets as well as third parties. We may elect for certain other of our subsidiaries to be treated as TRSs. Our TRSs will pay U.S. federal, state and local income tax on their taxable income, and their after-tax income will be available for distribution to us but will not be required to be distributed to us. There can be no assurance, however, that we will be able to comply with the TRS limitations or to avoid application of the 100% excise tax discussed above.

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

Even if we qualify for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, taxes on income from some activities conducted or sales made as a result of a foreclosure, excise taxes, and state or local income, property and transfer taxes, such as mortgage recording taxes, and other taxes. Moreover, in order to meet the REIT qualification requirements, prevent the recognition of certain types of non-cash income, or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we may hold some of our assets through a TRS or other subsidiary corporation that will be subject to corporate level income tax at regular corporate rates. In addition, if a TRS borrows funds either from us or a third party, such TRS may be unable to deduct all or a portion of the interest paid, resulting in a higher corporate tax liability. Furthermore, the Code imposes a 100% excise tax on certain transactions between a TRS and a REIT that are not conducted on an arm’s length basis. We intend to structure any transaction with a TRS on terms that we believe are arm’s length to avoid incurring this 100% excise tax. There can be no assurances, however, that we will be able to avoid application of the 100% excise tax. The payment of any of these taxes would reduce our cash flow.

Rapid changes in the values of our assets may make it more difficult for us to maintain our qualification as a REIT.

If the fair market value or income potential of our qualifying assets for purposes of our qualification as a REIT declines as a result of increased interest rates, changes in prepayment rates, general market conditions, government actions or other factors, or the fair market value of or income from non-qualifying assets increases, we may need to increase our qualifying real estate assets and income or liquidate our non-qualifying assets to maintain our REIT qualification. If the change in real estate asset values or income occurs quickly, this may be especially difficult to accomplish. This difficulty may be exacerbated by the illiquid nature of any non-qualifying assets we may own. We may have to sell or acquire assets or make other decisions that we otherwise would not make absent our REIT election.

Broadmark Realty Capital Inc.

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

Our taxable income may substantially differ from our net income based on U.S. GAAP, and differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, we may recognize interest or other income on a mortgage loan for U.S. federal income tax purposes before we receive any payments of interest on such mortgage. We may also hold or acquire distressed debt investments that are subsequently modified by agreement with the borrower. If the amendments to the outstanding debt are “significant modifications” under the applicable Treasury regulations, the modified debt may be considered to have been reissued to us at a gain in a debt-for-debt exchange with the borrower, with gain recognized by us to the extent that the principal amount of the modified debt exceeds our cost of purchasing it prior to modification. Moreover, under the Tax Cuts and Jobs Act, or the “TCJA,” we are generally required to take certain amounts into income no later than the time such amounts are reflected on certain financial statements. The application of this rule may require the accrual of income by us earlier than would be the case under the general tax rules, although the precise application of this rule is unclear at this time. To the extent that this rule requires the accrual of income earlier than under the general tax rules, it could increase our “phantom income.” In addition, the TCJA limits the deduction for business interest expense to 30% of taxable income, which rules could result in the deduction allowable in the computation of taxable income to be less than the amount of interest payments actually made during the tax year. Additionally, we may also be required under the terms of indebtedness that we incur to use cash received from interest payments to make principal payments on that indebtedness. The effect of these rules could be the recognition of an amount of taxable income greater than the amount of cash we have available for distribution to our stockholders, which can be claimed as a deduction in determining our net income subject to taxation.

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

We may acquire debt instruments in the secondary market for less than their face amount. The discount at which such debt instruments are acquired may reflect doubts about their ultimate collectability rather than current market interest rates. The amount of such discount will nevertheless generally be treated as “market discount” for U.S. federal income tax purposes. Accrued market discount is generally reported as income when, and to the extent that, any payment of principal of the debt instrument is made. If we collect less on the debt instrument than our purchase price plus the market discount we had previously reported as income, we may not be able to benefit from any offsetting loss deductions. In addition, we may hold or acquire distressed debt investments that are subsequently modified by agreement with the borrower. If the amendments to the outstanding debt are “significant modifications” under applicable Treasury regulations, the modified debt may be considered to have been reissued to us at a gain in a debt-for-debt exchange with the borrower. In that event, we may be required to recognize taxable gain to the extent the principal amount of the modified debt exceeds its adjusted tax basis in the unmodified debt, even if the value of the debt or the payment expectations have not changed.

Broadmark Realty Capital Inc.

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

We may directly or indirectly (through disregarded subsidiaries, pass-through entities or a TRS) own shares of a subsidiary that has elected to be taxed as a REIT for U.S. federal income tax purposes. Any such subsidiary REIT would be subject to the various REIT qualification requirements and other limitations described herein that are applicable to us. If any such subsidiary REIT were to fail to qualify as a REIT, then (i) such subsidiary REIT would become subject to U.S. federal income tax and applicable state and local taxes on its taxable income at regular corporate rates and (ii) our ownership of shares in such subsidiary REIT, unless held indirectly through BRMK Management, Corp. or another TRS, would cease to be a qualifying asset for purposes of the asset tests applicable to REITs. If any such subsidiary REIT not held indirectly through BRMK Management, Corp. or another TRS were to fail to qualify as a REIT, it is possible that we would fail certain of the asset tests applicable to REITs, in which event we would fail to qualify as a REIT unless we could avail ourselves of certain relief provisions.

Broadmark Realty Capital Inc.

We could have potential deferred and contingent tax liabilities as a result of acquiring assets in the Business Combination that were previously owned by non-REIT “C” corporations.

Even if we qualify for taxation as a REIT, we will be subject to U.S. federal corporate income tax at the highest regular rate (currently 21%) on all or a portion of the gain recognized from the disposition of any asset acquired from BRELF III in the Business Combination occurring within the five-year period following BRELF III’s REIT conversion on January 1, 2019. In other words, if during the five year period beginning on January 1, 2019, we recognize gain on the disposition of any asset BRELF III owned on January 1, 2019, then, to the extent of the excess of (i) the fair market value of such asset as of January 1, 2019, over (ii) BRELF III’s adjusted income tax basis in such asset as of January 1, 2019, we will be required to pay U.S. federal corporate income tax on this gain at the highest regular rate. The same treatment would apply, for a period of as long as five years beginning on the date of the closing of the Business Combination, to any assets acquired in the Business Combination by us from a Predecessor Company that failed to qualify as a REIT in a taxable year ending on or prior to the Business Combination. These requirements could limit, delay or impede future sales of certain assets. We currently do not expect to sell any asset if the sale would result in the imposition of a material tax liability. We cannot, however, assure you that we will not change our plans in this regard.

We have not established a minimum distribution payment level and we cannot assure you of our ability to pay distributions in the future.

To maintain our qualification as a REIT and generally not be subject to U.S. federal income and excise tax, we would generally be required to distribute to our stockholders at least 90% of our REIT taxable income each year, which requirement we currently intend to satisfy through regular cash distributions to our stockholders out of legally available funds therefor. We have not, however, established a minimum distribution payment level and our ability to pay distributions may be adversely affected by a number of factors, including the risk factors described in this annual report. All distributions will be made at the discretion of our Board and will depend on our earnings, our financial condition, maintenance of our REIT qualification, restrictions on making distributions under state law and such other factors as our Board may deem relevant from time to time. We may not be able to make distributions in the future and our Board may change our distribution policy in the future. We believe that a change in any one of the following factors, among others, could adversely affect our results of operations and impair our ability to pay distributions to our stockholders: the profitability of the assets we hold or acquire; the allocation of assets between our REIT-qualified and non-REIT qualified subsidiaries; our ability to make profitable investments and to realize profits therefrom; and defaults in our asset portfolio or decreases in the value of our portfolio. As a result, we cannot assure you that we will achieve results that will allow us to make required cash distributions for any year.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends, which could depress the market price of our stock if it is perceived as a less attractive investment.

The maximum tax rate applicable to income from “qualified dividends” payable by non-REIT “C” corporations to U.S. stockholders that are individuals, trusts and estates generally is 20% (which rate does not include the 3.8% net investment income tax). Dividends payable by a REIT, however, generally are not eligible for the current reduced rate, except to the extent that certain holding requirements have been met and the REIT’s dividends are attributable to dividends received by such REIT from taxable corporations (such as a TRS), to income that was subject to tax at the REIT/corporate level, or to dividends properly designated by the REIT as “capital gains dividends.” Effective for taxable years beginning before January 1, 2026, non-corporate U.S. stockholders generally may deduct 20% of their dividends from REITs (excluding “qualified dividend” income and “capital gains dividends”). For those U.S. stockholders in the top marginal tax bracket of 37%, the deduction for applicable REIT dividends yields an effective income tax rate of 30% on such REIT dividends, which is higher than the 20% tax rate on “qualified dividend” income paid by non-REIT “C” corporations. Although the reduced rates applicable to dividend income from non-REIT “C” corporations do not adversely affect the taxation of REITs or dividends payable by REITs, it could cause investors who are non-corporate taxpayers to perceive investments in REITs to be relatively less attractive than investments in the stock of non-REIT “C” corporations that pay qualified dividends, which could depress the market price of investments in REITs, including our stock.

Broadmark Realty Capital Inc.

In the future, we may seek to pay dividends in the form of stock, in which case holders of our stock may be required to pay income taxes in excess of the cash dividends they receive.

We may seek in the future to distribute taxable dividends that are payable in cash and stock, at the election of each stockholder. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits (as determined for U.S. federal income tax purposes). As a result, stockholders may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. Accordingly, stockholders receiving a distribution of shares of our stock may be required to sell shares received in such distribution or may be required to sell other stock or assets owned by them, at a time that may be disadvantageous, in order to satisfy any tax imposed on such distribution. If a U.S. stockholder sells the stock that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. In addition, in such case, a U.S. stockholder could have a capital loss with respect to the stock sold that could not be used to offset such dividend income. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock, in which case, we may have to withhold or dispose of part of the shares in such distribution and use such withheld shares or the proceeds of such disposition to satisfy the withholding tax imposed. In addition, such a taxable stock dividend could be viewed as equivalent to a reduction in our cash distributions, and that factor, as well as the possibility that a significant number of our stockholders could determine to sell stock in order to pay taxes owed on dividends, may put downward pressure on the market price of our stock.

The IRS has issued Revenue Procedure 2017-45 authorizing elective cash/stock dividends to be made by publicly offered REITs (i.e., REITs that are required to file annual and periodic reports with the SEC under the Exchange Act). Pursuant to Revenue Procedure 2017-45, effective for distributions declared on or after August 11, 2017, the IRS will treat the distribution of stock pursuant to an elective cash/stock dividend as a distribution of property under Section 301 of the Code (i.e., a dividend), as long as at least 20% of the total dividend is available in cash and certain other parameters detailed in the Revenue Procedure are satisfied. Although we have no current intention of paying dividends in our own stock, if in the future we choose to pay dividends in our own stock, our stockholders may be required to pay tax in excess of the cash that they receive.

Complying with the REIT requirements may cause us to liquidate or forgo otherwise attractive investment opportunities.

To qualify as a REIT, we must ensure that, at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and “real estate assets” (as defined in the Code), including certain mortgage loans and securities (the “75% asset test”). The remainder of our investments (other than securities includable in the 75% asset test) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. Additionally, in general, no more than 5% of the value of our total assets (other than securities includable in the 75% asset test) can consist of the securities of any one issuer, no more than 20% of the value of our total assets can be represented by securities of one or more TRSs, and debt instruments issued by publicly offered REITs, to the extent not secured by real property or interests in real property, cannot exceed 25% of the value of our total assets. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate or forgo otherwise attractive investment opportunities. These actions could have the effect of reducing our income and amounts available for distribution by us to our stockholders and the income and amounts available to service our indebtedness, if any.

Broadmark Realty Capital Inc.

In addition to the asset tests set forth above, to qualify as a REIT, we must continually satisfy tests concerning, among other things, the sources of our income, the amounts we distribute to our stockholders and the ownership of our stock. We may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution, and we may be unable to pursue investment opportunities that would be otherwise advantageous to us in order to satisfy the source-of-income or asset-diversification requirements for us to qualify as a REIT. In addition, in certain cases, the modification of a debt instrument could result in the conversion of the instrument from a qualifying real estate asset to a wholly or partially non-qualifying asset. Compliance with the source-of-income requirements may also limit our ability to acquire debt instruments at a discount from their face amount. Thus, compliance with the REIT requirements may hinder our ability to make, or in certain cases, maintain ownership of, certain attractive investments and, thus, reduce our income and amounts available for distribution or to service our indebtedness, if any.

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

Risks Related to the Investment Company Act

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

Broadmark Realty Capital Inc.

If it were established that we were an unregistered investment company, we could be subject to monetary penalties and injunctive relief in an action brought by the SEC. We might also be unable to enforce contracts with third parties, and third parties might seek rescission of transactions undertaken during the period that it was established that we were an unregistered investment company. In the event that we were required to register as an investment company under the Investment Company Act, we would become subject to substantial regulation with respect to our capital structure, management, operations, transactions with affiliated persons (as defined in the Investment Company Act), and portfolio composition, including restrictions with respect to diversification and industry concentration and other matters. Compliance with the Investment Company Act would, accordingly, limit our ability to conduct our business and require us to significantly restructure our business plan.

Risks Related to Taxes and the Business Combination

If the IRS were to determine that the merger of any of the Predecessor Companies in connection with the Business Combination did not qualify as a tax-free reorganization for U.S. federal income tax purposes with respect to a Predecessor Company, we may be subject to significant tax liabilities.

If the IRS were to determine that the merger of any of the Predecessor Companies in connection with the Business Combination failed to qualify as a tax-free reorganization within the meaning of Section 368(a) of the Code with respect a Predecessor Company, so long as such Predecessor Company qualified as a REIT at the time of the merger, such Predecessor Company generally would not have incurred a U.S. federal income tax liability so long as such Predecessor Company made distributions (which would have been deemed to include for this purpose the fair market value of the shares of our common stock issued pursuant to the applicable merger) to such Predecessor Company’s members in an amount at least equal to the net income or gain recognized on the deemed sale of such Predecessor Company’s assets to us. In the event that such distributions were not sufficient to eliminate all of such Predecessor Company’s tax liability as a result of the deemed sale of its assets to us, we would be liable for any remaining tax owed by such Predecessor Company as a result of such merger.

If the IRS were to determine that the merger of any of the Predecessor Companies in connection with the Business Combination failed to qualify as a tax-free reorganization within the meaning of Section 368(a) of the Code with respect to a Predecessor Company and such Predecessor Company did not qualify as a REIT at the time of such merger, such Predecessor Company would generally have recognized gain or loss on the deemed transfer of its assets to us, and we would be liable for any tax imposed on such Predecessor Company, which tax could be significant.

We may be subject to adverse tax consequences if the IRS were to determine that one or more Predecessor Companies failed to qualify as a REIT for U.S. federal income tax purposes.

If the IRS were to determine that any Predecessor Company failed to qualify as a REIT through the consummation of the Business Combination, we may have inherited significant tax liabilities and could fail to qualify as a REIT. Even if we retain our REIT qualification, if any Predecessor Company did not qualify as a REIT or lost its REIT qualification for a taxable year ending on or with the Business Combination, we will face serious tax consequences that could substantially reduce our cash available for distribution to our stockholders because:

•	if any Predecessor Company did not qualify as a REIT at the time of the consummation of the Business Combination, the merger of such Predecessor Company could have failed to qualify as a “reorganization” under Section 368(a) of the Code with respect to such Predecessor Company;

•	we, as the successor by merger to each Predecessor Company, would have generally inherited any corporate income, excise and other tax liabilities of the Predecessor Companies, including penalties and interest, which inherited tax liabilities could be particularly substantial if such merger of such Predecessor Company failed to qualify as a “reorganization” within the meaning of Section 368(a) of the Code with respect to such Predecessor Company;

Broadmark Realty Capital Inc.

•	we would be subject to tax on certain built-in gain on each asset of each applicable Predecessor Company; and

•	we could be required to pay a special distribution and/or employ applicable deficiency dividend procedures (including penalties and interest payments to the IRS) to eliminate any earnings and profits accumulated by each applicable Predecessor Company during taxable periods that it did not qualify as a REIT.

As a result of these factors, any failure by one or more Predecessor Companies to have qualified as a REIT for any taxable year ending on or before the consummation of the Business Combination could impair our ability to expand our business and raise capital and could materially adversely affect the value of our common stock.

We may have succeeded to certain of the Predecessor Companies’ tax liabilities.

We generally will take a carryover basis and holding period in the assets transferred in connection with the mergers of the Predecessor Companies in connection with the Business Combination. As the successor by merger, we generally are responsible for all of the Predecessor Companies’ liabilities including any unpaid taxes (and penalties and interest, if any), whether as a result of a failure by any Predecessor Company to have distributed all of its taxable income in any tax period, including the short taxable period ending on the date of the Business Combination, or taxes that might otherwise have been due and payable by such Predecessor Company. In addition to us inheriting such tax liabilities, if one or more Predecessor Companies failed to qualify as a REIT for any period ending on or prior to the Business Combination, the amount of the applicable Predecessor Companies’ tax liabilities inherited by us as a result of the Business Combination could have been substantial.

Risks Related to Ownership of Broadmark Realty Common Stock

Our Chairman of the Board and executive officers own a significant portion of our shares of common stock and have representation on our Board. Additionally, HN Investors, the sponsor of Trinity, continues to own a significant portion of our common stock and Warrants and named two of the directors on our Board in connection with the Business Combination. These parties may have interests that differ from those of other stockholders.

As of December 31, 2019, approximately 5% of shares of common stock are beneficially owned by the executive officers of the Predecessor Company Group, and approximately 4% of our outstanding shares of common stock are owned by HN Investors LLC, the sponsor of Trinity (“Trinity Sponsor”) (approximately 7% of our outstanding shares of common stock would be held by Trinity Sponsor if Trinity Sponsor exercised all of the Warrants it holds). In addition, two of our directors were designated by certain Predecessor Company Group executive officers to serve as directors, and two directors were designated by Trinity Sponsor to serve in such capacity. As a result, each of the Predecessor Company Group’s appointed directors and Trinity Sponsor’s appointed directors may be able to influence the outcome of matters submitted for director action, subject to the obligation of each of the directors to comply with his or her statutory duties and Maryland law, and for stockholder action, including the election of our Board and approval of significant corporate transactions, including business combinations, consolidations and mergers. Additionally, the former executive officers of the Predecessor Company Group manage our day to day affairs.

Broadmark Realty Capital Inc.

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

We have identified certain material weaknesses in internal control over financial reporting. We may not remediate these material weaknesses on a timely basis or may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal control over financial reporting, which may result in material misstatements of our financial statements or cause us to fail to meet our reporting obligations. As a result, stockholders could lose confidence in our financial and other public reporting, which would then be likely to negatively affect our business and the market price of our securities.

Material weaknesses in internal control over financial reporting were identified as of December 31,2019 for Broadmark Realty and as of December 31, 2018 for the Predecessor Companies. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. See Item 9A below for further details. We are taking steps to remediate these material weaknesses, including the engagement of external advisors to provide assistance in the areas of internal controls and GAAP accounting in the short term, and we are evaluating the longer-term resource needs of our accounting staff, including GAAP expertise. These remediation measures may be time consuming and costly, and might place significant demands on our financial, accounting and operational resources. In addition, there is no assurance that we will be successful in hiring any necessary finance and accounting personnel in a timely manner, or at all.

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

Broadmark Realty Capital Inc.

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

No independent registered public accounting firm has ever performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act, because no such evaluation has been required. Had any independent registered public accounting firm performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act, additional material weaknesses may have been identified. Our independent registered public accounting firm is not required to attest to and report on the effectiveness of the internal control over financial reporting of any of our entities until after we cease to be an emerging growth company. At that time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting are documented, designed, or operating. Failing to remediate existing material weaknesses and maintain effective disclosure controls and internal control over financial reporting could have a material and adverse effect on our business and operating results and could cause a decline in the price of our securities.

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

The public trading markets have from time to time experienced significant price and volume fluctuations. Even if an active, liquid and orderly trading market develops and is sustained for our securities, the market price of our securities may be volatile and could decline significantly. In addition, the trading volume in our securities may fluctuate and cause significant price variations to occur. If the market price of our securities declines significantly, you may be unable to resell your shares and warrants at or above the market price of our securities as of the date of the consummation of the Business Combination or as of the date of a subsequent acquisition of our securities, or otherwise at a favorable price. We cannot assure you that the market price of our securities will not fluctuate widely or decline significantly in the future in response to a number of factors, including, among others, the following:

•	the realization of any of the risk factors presented in this annual report;

Broadmark Realty Capital Inc.

•	actual or anticipated differences in our estimates, or in the estimates of analysts, for our revenues, results of operations, level of indebtedness, liquidity or financial condition;

•	additions and departures of key personnel;

•	failure to comply with the requirements of the markets on which our securities are listed;

•	failure to comply with the Sarbanes-Oxley Act or other laws or regulations;

•	future issuances, sales or resales, or anticipated issuances, sales or resales, of our securities;

•	perceptions of the investment opportunity associated with our securities relative to other investment alternatives;

•	the performance and market valuations of other similar companies;

•	future announcements concerning our business or our competitors’ businesses;

•	broad disruptions in the financial markets, including sudden disruptions in the credit markets;

•	speculation in the press or investment community;

•	actual, potential or perceived control, accounting or reporting problems; and

•	changes in accounting principles, policies and guidelines.

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

The market for our securities depends in part on the research and reports that securities or industry analysts publish about us or our business. Securities and industry analysts may not continue to publish research on us. If no securities or industry analysts maintain coverage of us, the market price and liquidity for our securities could be negatively impacted. If one or more of the analysts who cover us downgrade their opinions about our securities, publish inaccurate or unfavorable research about us, or cease publishing about us regularly, demand for our securities could decrease, which might cause the trading price and trading volume to decline significantly.

Future issuances of debt securities and equity securities may adversely affect us, including the market price of our securities and may be dilutive to existing stockholders.

While we presently do not incur indebtedness to finance our business, there is no assurance that we may not incur debt or issue equity ranking senior to our common stock. Those securities will generally have priority upon liquidation. Such securities also may be governed by an indenture or other instrument containing covenants restricting its operating flexibility. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock. Because our decision to issue debt or equity in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, nature or success of our future capital raising efforts. As a result, future capital raising efforts may reduce the market price of our securities and be dilutive to existing stockholders.

Broadmark Realty Capital Inc.

We may issue additional shares of common stock upon the exercise of Warrants, upon the Farallon Entities’ exercise of their option to purchase additional shares of common stock, or for other purposes, which would dilute your ownership interests and may depress the market price of our common stock.

We currently have warrants outstanding to purchase approximately 15.6 million shares of common stock in the aggregate at an aggregate purchase price of $11.50 per share. Additionally, as part of the PIPE Investment, the Farallon Entities have an option to purchase up to $25.0 million of additional shares of common stock, which will be exercisable during the 365-day period following the consummation of the Business Combination at the reference price of $10.45 (the “Reference Price”). Further, there are 4.6 million shares of common stock remaining available for issuance pursuant to equity awards under the Broadmark Realty 2019 Stock Incentive Plan. We may also issue additional shares of common stock or other equity securities in the future in connection with, among other things, in connection with future capital raising and transactions and future acquisitions, without stockholder approval in many circumstances.

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

We are an “emerging growth company,” and we cannot be certain if the reduced SEC reporting requirements applicable to emerging growth companies will make our securities less attractive to investors, which could have a material and adverse effect on us, including our growth prospects.

We are an “emerging growth company” as defined in the JOBS Act. We will remain an “emerging growth company” until the earliest to occur of (a) December 31, 2023, (b) the last day of the fiscal year in which we have total annual gross revenue of at least $1.0 billion or (c) when we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our prior second fiscal quarter, and (d) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. We intend to take advantage of exemptions from various reporting requirements that are applicable to most other public companies, whether or not they are classified as “emerging growth companies,” including, but not limited to, an exemption from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that our independent registered public accounting firm provide an attestation report on the effectiveness of its internal control over financial reporting and reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved and the extended transition period provided in the Securities Act for complying with new or revised accounting standards. If we maintain a market capitalization in excess of $700 million for shares of our common stock held by nonaffiliates at June 30, 2020, we would cease to qualify as an emerging growth company effective December 31, 2020. Loss of emerging growth company status will result in the Company losing its reporting exemptions noted above, and in particular require our independent registered public accounting firm to provide an attestation report on the effectiveness of our internal control over financial reporting as of and for the year ended December 31, 2020 under Section 404(b) of the Sarbanes-Oxley Act.

Broadmark Realty Capital Inc.

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

Maryland law provides that a director will not have any liability as a director so long as he or she performs his or her duties in accordance with the applicable standard of conduct. In addition, Maryland law and our charter provide that no director or officer shall be liable to us or our stockholders for monetary damages unless the director or officer (i) actually received an improper benefit or profit in money, property or services or (ii) was actively and deliberately dishonest as established by a final judgment, which was material to the cause of action. Moreover, our charter requires us to indemnify our directors and officers to the maximum extent permitted under Maryland law. As a result, we may have more limited rights against our directors or officers than might otherwise exist under common law, which could reduce your and our recovery from these persons.

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

By resolution of our Board, we have opted out of the business combination provisions of the MGCL, which means that any business combination between us and any other person is exempt from the business combination provisions of the MGCL, provided that the business combination is first approved by a majority of our directors (including a majority of directors who are not affiliates or associates of such persons). In addition, pursuant to a provision in our bylaws, we have opted out of the control share provisions of the MGCL. However, our Board may by resolution elect to opt into the business combination provisions of the MGCL and we may, by amendment to our bylaws, opt into the control share provisions of the MGCL in the future. Notwithstanding the foregoing, an alternation or repeal of the Board resolutions exempting such business combinations will not have any effect on any business combinations that have been consummated or upon any agreements existing at the time of such modification or repeal.

Broadmark Realty Capital Inc.

Our charter contains certain provisions restricting the ownership and transfer of our capital stock that may delay, defer or prevent a change of control transaction that might involve a premium price for holders of our common stock or that our stockholders otherwise believe to be in their best interests.

Our charter contains certain ownership limits with respect to our capital stock. Our charter, among other restrictions, prohibits the beneficial or constructive ownership by any person of more than 10% in value or in number of shares, whichever is more restrictive, of the outstanding shares of any class or series of our capital stock, excluding any shares that are not treated as outstanding for federal income tax purposes. Our Board, in its sole and absolute discretion, may exempt a person, prospectively or retroactively, from this ownership limit if certain conditions are satisfied. This ownership limit as well as other restrictions on ownership and transfer in our charter may:

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

A majority of our entire Board, without stockholder approval, has the power under our charter to amend the charter to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that we are authorized to issue, to authorize us to issue authorized but unissued shares of our common stock or preferred stock and to classify or reclassify any unissued shares of our common stock or preferred stock into one or more classes or series of stock and to set the terms of such newly classified or reclassified shares. As a result, we may issue one or more classes or series of common stock or preferred stock with preferences, conversion or other rights, voting powers or rights, restrictions, limitations as to dividends or other distributions, qualifications or terms or conditions of redemption that are senior to, or otherwise conflict with, the rights of our common stockholders. Although our Board has no such intention at the present time, it could establish a class or series of common stock or preferred stock that could, depending on the terms of such class or series, delay, defer or prevent a transaction or a change of control that might involve a premium price for holders of our common stock or otherwise be in the best interest of our stockholders.

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

Broadmark Realty Capital Inc.

If our common stock becomes subject to the “penny stock” rules of the SEC, the trading market in our securities may become significantly more limited, which would make transactions in our common stock cumbersome and may reduce the value of an investment in our common stock.

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

Broadmark Realty may succeed to certain of the Company’s tax liabilities after the Company Merger.

Under the Code, Broadmark Realty generally will take a carryover basis and holding period in the assets transferred in connection with the Company Merger. As the successor by merger, Broadmark Realty generally will be responsible for all of the Predecessor Companies’ liabilities including any unpaid taxes (and penalties and interest, if any), whether as a result of a failure by any Predecessor Company to distribute all of its taxable income in any tax period, including the short taxable period ending on the date of the Company Merger, or taxes that might otherwise be due and payable by any such Predecessor Company. In addition to Broadmark Realty inheriting such tax liabilities, if one or more Predecessor Companies has failed or fails to qualify as a REIT for any period ending on or prior to the Company Merger, the amount of the Predecessor Companies’ tax liabilities inherited by Broadmark Realty as a result of the Company Merger could be substantial. In addition, should any such Predecessor Company’s disqualifying activities continue after the Company Merger, Broadmark Realty could fail to qualify as a REIT after the Company Merger.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

Broadmark Realty Capital Inc.

ITEM 2.	PROPERTIES

Our principal office is located in leased space at 1420 Fifth Avenue, Suite 2000, Seattle, Washington 98101.

ITEM 3.	LEGAL PROCEEDINGS

Broadmark Realty is involved in legal proceedings which arise in the ordinary course of business. It believes that the outcome of such matters, individually and in the aggregate, will not have a material adverse effect on its business, financial condition or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Market and Holders

Our common stock is listed for trading on the New York Stock Exchange under the symbol “BRMK.” As of March 13, 2020, there were 773 holders of record of our common stock.

Issuer Purchases of Equity Securities

We did not purchase any shares of our common stock during the period following the completion of the Business Combination and December 31, 2019. See Note 7 to the Consolidated Financial Statements included herein for information regarding redemptions of equity securities by the Predecessor Companies.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial and other data should be read in conjunction with Part II, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and the related notes included in Part II, Item 8 – “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

The following table presents the consolidated statement of income data for the successor period from November 15, 2019 through December 31, 2019 and the predecessor period from January 1, 2019 through November 14, 2019 and the years ended December 31, 2018 and 2017, and the consolidated successor balance sheet data as of December 31, 2019 and the consolidated predecessor balance sheet data as of December 31, 2018. Such financial data are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The table also presents the consolidated statement of income data for the year ended December 31, 2016 and the consolidated balance sheet data at December 31, 2017 which are derived from predecessor audited financial statements that are not included in the Annual Report on Form 10-K. Our historical results are not necessarily indicative of our results in any future period.

Broadmark Realty Capital Inc.

Operating Data:	Successor	Predecessor	Predecessor	Predecessor	Predecessor
(dollars in thousands)	Period from November 15, 2019 through December 31, 2019	Period from January 1, 2019 through November 14, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Revenues
Interest income	$13,207	$82,225	$58,429	$31,772	$22,874
Fee income	2,767	32,785	37,417	20,447	12,359
Total Revenues	15,974	115,010	95,846	52,219	35,233
Expenses
Impairment:
Loss provision	-	3,342	1,783	330	138
Other expense:
Change in fair value of warrant liabilities	4,924	-	-	-	-
Operating expenses:
Compensation and employee benefits	2,527	5,554	3,945	1,797	1,391
General and administrative	2,843	10,402	8,278	4,704	2,943
Transaction costs	367	25,789	-	-	-
Total Expenses	10,661	45,087	14,006	6,831	4,472
Income before income taxes	5,313	69,923	81,840	45,388	30,761
Income tax provision	-	-	90	-	-
Net income	$5,313	$69,923	$81,750	$45,388	$30,761

Balance Sheet:	Successor	Predecessor	Predecessor
(dollars in thousands)	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Mortgage Notes Receivable, net	$821,589	$589,572	$318,091
Total other assets	387,140	128,294	77,341
Total assets	1,208,729	717,866	395,432
Total liabilities	24,257	32,756	13,041
Total equity	1,184,472	685,110	382,391
Total liabilities and equity	$1,208,729	$717,866	$395,432

Broadmark Realty Capital Inc.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with the “Selected Financial Data” and “Business” sections, as well as the consolidated financial statements and related notes in Part II, Item 8 of this Annual Report on Form 10-K. In addition, the following discussion and analysis contains forward-looking statements and involves numerous risks and uncertainties, including those described under the heading “Risk Factors.” Actual results may differ materially from those contained in any forward-looking statements. You should read this discussion and analysis together with the consolidated financial statements and related notes included elsewhere in this Report for the Company and Predecessor Company Group. In this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” references to the “Predecessor Company Group,” or the “Predecessor,” refers to the Predecessor Companies and the Predecessor Management Companies and their respective subsidiaries, on a consolidated basis.

Broadmark Realty, a Maryland corporation, is an internally managed commercial real estate finance company that intends to elect to be taxed as a REIT for federal income tax purposes. Based in Seattle, Washington, Broadmark Realty offers short-term, first deed of trust loans, secured by real estate to fund the construction and development of, or investment in, residential or commercial properties. Broadmark Realty operates in select states that it believes to have favorable demographic trends, and that provide more efficient and quicker access to collateral in the event of borrower default. As of December 31, 2019, Broadmark Realty’s combined portfolio of active loans had approximately $1.1 billion of principal commitments outstanding across 241 loans to over 151 borrowers in ten states and the District of Columbia, of which approximately $829.0 million was funded.

Properties securing Broadmark Realty’s loans are generally classified as either residential or commercial properties, or undeveloped land, and are typically not income producing. Each loan is secured by a first mortgage lien on real estate. Broadmark Realty’s lending policy limits the amount of the loan to a maximum loan-to-value (“LTV”) ratio of up to 65% of the “as-is” appraised value of the underlying collateral as determined by an independent appraiser at the time of the loan origination. As of December 31, 2019, the average LTV across Broadmark Realty’s active loan portfolio was less than 59% of the most recent appraised value. In addition, each loan is also personally guaranteed on a recourse basis by the principals of the borrower, and/or others at the discretion of Broadmark Realty to further help ensure that Broadmark Realty will receive full repayment of the loan. The guaranty may be collaterally secured by a pledge of the guarantor’s interest in the borrower or other real estate or assets owned by the guarantor.

Broadmark Realty’s loans typically range from $500,000 to $50 million in face value (average of $4.9 million at December 31, 2019), generally bear interest at a fixed annual rate of 10% to 13% and have initial terms typically ranging from five to twelve months in duration (which may be renewed or extended before the expiration of the loan’s term). Broadmark Realty usually receives loan origination fees, or “points,” typically ranging from 4% to 5% of the original principal amount of the loan, along with loan renewal fees, each of which varies in amount based upon the term of the loan and the quality of the borrower and the underlying real estate. In addition to loan origination fees Broadmark Realty receives late fees paid by borrowers, and/or is reimbursed by borrowers for costs associated with services provided by Broadmark Realty, such as closing costs, collection costs on defaulted loans and construction draw inspection fees.

Broadmark Realty Capital Inc.

In addition to the natural seasonality inherent in our business whereby winter months are less favorable to construction, restrictions related to the Business Combination decreased the amount of our loan originations for the second half of 2019 and early 2020. After August 2019, the pending Business Combination required us to essentially pause our ability to raise capital and in turn originate new loans. In the first quarter of 2020, we rebuilt our pipeline and began to strategically deploy the proceeds from the Business Combination. We believe that the launch of the Private REIT provides access to additional capital and positions us to increase originations and grow our asset base, subject to market conditions.

The COVID-19 coronavirus epidemic is significantly affecting the capital markets and trading markets and can be expected to impact the construction lending market, at least in the near term. A significant percentage of our loans and our headquarters are in the Seattle, Washington area, which is experiencing a major outbreak of COVID-19. While we have implemented a variety of business continuity initiatives, restrictions imposed in connection with COVID-19 or the impact on key employees could create significant challenges for our operations. While we have not to date experienced a material impact on our loan portfolio, the spread of COVID-19 could have a material adverse impact on commercial loan demand and our results of operations.

Key Indicators of Financial Condition and Operating Performance

In assessing the performance of our business, we consider a variety of financial and operating metrics, which include both GAAP and non-GAAP metrics, including the following:

Interest income earned on our loans. A primary source of our revenue is interest income earned on our loan portfolio. Our loans typically bear interest at a fixed annual rate of 10% to 13%, paid monthly through cash payments or interest reserves. As we have historically had no debt outstanding, we have had no borrowing costs making our gross interest income earned on our loans has been equivalent to its net interest income.

Fees and other revenue recognized from originating and servicing our loans. Fee income is comprised of loan origination fees, loan renewal fees and inspection fees. The majority of fee income is comprised of loan origination fees or “points,” which typically range from 4% to 5%, on an annualized basis, of the original principal amount of the loan. In addition to origination fees, we earn loan renewal fees when maturing loans are renewed or extended. Loans are generally only renewed or extended if the loan is not in default and satisfies our underwriting criteria, including, our maximum LTV ratio of up to 65% of the appraised value as determined by an independent appraiser at the time of loan origination, or based on an updated appraisal if required. We also earn inspection fees when an inspection of work progress is required to fund a loan draw, although inspection fees are typically passed on to pay third party inspectors.

Loan originations. Our operating performance is heavily dependent upon our ability to originate new loans to invest new capital and re-invest returning capital from loans being repaid. Given the short-term nature of our loans, loan principal is repaid on a faster basis than to other types of lenders, making our originations function an important factor in our success.

Credit quality of our loan portfolio. Maintaining the credit quality of the loans in our portfolio is of critical importance as loans that do not perform in accordance with their terms may have a negative impact on earnings and liquidity. During the Company's nearly ten year history, a total of 46 loans out of more than 1,046 originated loans defaulted representing an aggregate $91.7 million or 4% of the aggregate outstanding principal amount. These loan defaults have resulted in $1.1 million in principal losses or 0.05% of the face amount of the total originated loans. As of December 31, 2019, a total of 15 loans are in default representing $32.9 million or 3.8% of the aggregate outstanding principal amount.

Core Earnings

Core earnings is a non-GAAP financial measure used by management as a supplemental measure to evaluate our performance. We define core earnings as net income attributable to common stockholders adjusted for: (i) impairment recorded on our investments; (ii) realized and unrealized gains or losses on our investments; (iii) non-capitalized transaction-related expenses; (iv) non-cash stock-based compensation; (v) amortization of our intangible assets; and (vi) deferred taxes, which are subject to variability and generally not indicative of future economic performance or representative of current operations.

Broadmark Realty Capital Inc.

Management believes that the adjustments to compute “core earnings” specified above allow investors and analysts to readily identify and track the operating performance of the assets that form the core of our activity, assist in comparing the core operating results between periods, and enable investors to evaluate our current core performance using the same measure that management uses to operate the business. Core earnings excludes certain recurring items, such as gains and losses (including provision for loan losses) and non-capitalized transaction-related expenses, because they are not considered by management to be part of our core operations for the reasons described herein. As such, core earnings is not intended to reflect all of our activity and should be considered as only one of the factors used by management in assessing our performance, along with GAAP net income which is inclusive of all of our activities.

Core earnings does not represent and should not be considered as a substitute for, or superior to, net income or as a substitute for, or superior to, cash flows from operating activities, each as determined in accordance with GAAP, and our calculation of this measure may not be comparable to similarly entitled measures reported by other companies. Set forth below is a reconciliation of core earnings to the most directly comparable GAAP financial measure:

(amounts in thousands, except share and per share data)	Successor Period from November 15, 2019 through December 31, 2019	Combined Successor and Predecessor Consolidated Three Months Ended December 31, 2019	Combined Successor and Predecessor Consolidated Year Ended December 31, 2019
Net income attributable to common stockholders	$5,313	$(6,812)	$75,236
Adjustments for non-core earnings:
Transaction costs	367	26,156	26,156
Non-cash stock compensation expense	1,417	1,417	1,417
Other non-recurring professional fees	989	989	989
Change in fair value of warrant liabilities	4,924	4,924	4,924
Amortization of intangible assets	1,030	1,030	1,030
Loan loss provision	-	-	3,342
Loss/(gain) on settlement of Real property	-	-	179
Deferred taxes	-	-	-
Core earnings	$14,040	$27,704	$113,273

Earnings per share, basic	$0.04	$(0.05)	$0.57
Earnings per share, diluted	$0.04	$(0.05)	$0.57
Core earnings per share, basic	$0.11	$0.21	$0.86
Core earnings per share, diluted	$0.11	$0.21	$0.86
Weighted-average number of shares of common stock outstanding, basic and diluted
Basic	132,111,329	132,111,329[1]	132,111,329[1]
Diluted	132,499,386	132,499,386[1]	132,499,386[1]

Broadmark Realty Capital Inc.

(1)	Substantially all of the Company's outstanding common stock was issued as part of the closing of the Business Combination, and therefore, no common stock was outstanding during the Predecessor periods. The pro forma weighted average shares outstanding utilizes the weighted average shares for the Successor period as if they were outstanding as of the beginning of the periods presented.

Segment Reporting

We operate our business as one reportable segment.

Principal Factors Affecting the Comparability of our Results of Operations

As a commercial real estate finance company, our results are affected by factors such as changes in economic climate, demand for housing, population trends, construction costs and the availability of real estate financing from other lenders. These factors may have an impact on our ability to originate new loans or the performance of its existing loan portfolio.

The Business Combination

From November 15, 2019, Broadmark Realty’s consolidated financial statements reflect BRELF II, one of the Predecessor Companies, as the accounting acquirer and successor entity, acquiring the other three Predecessor Companies, the four Predecessor Management Companies, and Trinity in the successor period. The Business Combination transaction reflects a change in accounting basis for the Predecessor Company Group (other than BRELF II). As Trinity was a special purpose acquisition company, its acquisition is reflected as the issuance of shares for cash. For periods prior to November 15, 2019, in lieu of presenting separate financial statements of each of the Predecessor Companies and Predecessor Management Companies, consolidated financial statements have been presented, as these entities were under common management. Broadmark Realty is the successor issuer to Trinity.

Results from Operations

The table below sets forth the results of operations of Broadmark Realty and the Predecessor for the periods presented. The period-to-period comparison of results is not necessarily indicative of results for future periods.

As a result of the Business Combination, beginning from November 15, 2019, Broadmark Realty’s consolidated financial statements are presented on a new basis of accounting pursuant to Accounting Standards Codification ("ASC") 805, Business Combinations (refer to Note 3 to the consolidated financial statements included in this annual report), to reflect BRELF II acquiring the other entities within the Predecessor Company Group and Trinity.

The following tables summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of revenue.

Broadmark Realty Capital Inc.

(dollars in thousands)	Successor November 15 through December 31, 2019	Predecessor January 1 through November 14, 2019	Year Ended December 31, 2018
Revenues
Interest income	$13,207	82,225	$58,429
Fee income	2,767	32,785	37,417
Total Revenue	15,974	115,010	95,846
Expenses
Impairment:
Loss provision	-	3,342	1,783
Other Expense:
Change in fair value of warrant liabilities	4,924	-	-
Operating expenses:
Compensation and employee benefits	2,527	5,554	3,945
General and administrative	2,843	10,402	8,278
Transaction costs	367	25,789	-
Total Expenses	10,661	45,087	14,006
Income before income taxes	5,313	69,923	81,840
Income tax provision	-	-	90
Net income	$5,313	69,923	$81,750

Period from November 15, 2019 to December 31, 2019 (Successor) and Period from January 1, 2019 to November 14, 2019 (Predecessor) Compared to the Year Ended December 31, 2018 (Predecessor)

Revenues

Total revenue for the successor period from November 15 to December 31, 2019 (the “2019 Successor Period”), the predecessor period from January 1 to November 14, 2019 (the “2019 Predecessor Period”) and the predecessor year ended December 31, 2018 (the “2018 Predecessor Period”) was $16.0 million, $115.0 million and $95.8 million, respectively. An increase of $35.1 million in the Successor and Predecessor Period from the 2018 Predecessor Period was due to increased access to capital through fundraising and the related expansion of the lending portfolio.

Expenses

Total expenses for the 2019 Successor Period, the 2019 Predecessor Period and the 2018 Predecessor Period was $10.7 million, $45.1 million and $14.0 million, respectively. An increase of $41.8 million in the 2019 Successor and 2019 Predecessor Periods from the 2018 Predecessor Period was due to nonrecurring expenses related to the business combination, costs related to launching a new regional lending entity, and additional personnel costs from the growth of the Company.

Interest Income

Interest income increased by $37.0 million for the 2019 Successor and 2019 Predecessor Periods from the 2018 Predecessor Period was primarily attributable to incremental interest income from a year over year net increase in the size of our loan portfolio of more than $232 million from December 31, 2018 to December 31, 2019.

Broadmark Realty Capital Inc.

Fee Income

Fee income decreased by $1.9 million for the 2019 Successor and 2019 Predecessor Periods from the 2018 Predecessor Period primarily attributable to a decrease in origination and extension fee income during the 2019 Predecessor Periods relative to the 2018 Predecessor Period as a result of certain restrictions on our capital raising and deployment as we awaited completion of the Business Combination. We began to defer and amortize these fees beginning November 15, 2019 whereas in the past, the Predecessor’s policy was to record the fees when received, as differences resulting from this practice and GAAP were deemed immaterial.

Provision for loan losses

Provision for loan losses increased by $1.6 million for the 2019 Successor and 2019 Predecessor Periods from the 2018 Predecessor Period as a result of an increase in loans in default of $21.6 million primarily associated with an increase in the size of our loan portfolio.

Other Expense

The change of fair value of a warrant liability is an unrealized loss that is as a result of the issuance of an optional subscription of up to $25 million of additional common stock (“Farallon Optional Subscription”) as part of the merger agreement. The Farallon Optional Subscription warrants contain a cash settlement feature, which requires accounting for the fair value of the warrant liability at each reporting period. The increase in expense is associated with the increase in stock price from November 15, 2019 to December 31, 2019 and does not impact the Predecessor Period.

Compensation and Employee Benefits

Compensation and employee benefits expense increased by $4.1 million for the 2019 Successor and 2019 Predecessor Periods from the 2018 Predecessor Period primarily attributable to $1.4 million of stock-based compensation expense recorded for the period from November 15, 2019 through December 31, 2019 and an increase in employee headcount and performance-based bonuses. The stock-based compensation expenses resulted from restricted stock units (“RSUs”) with 2019 grant dates for financial reporting purposes. The fair values of the RSUs are being amortized over the vesting periods.

General and Administrative

General and administrative expense increased by $5.0 million for the 2019 Successor and 2019 Predecessor Periods from the 2018 Predecessor Period as a result of increased operating costs associated with growth in the loan portfolio, including broker commissions, and costs associated with implementing and maintaining public company compliance.

Transaction Costs

Transaction costs for the 2019 Successor and 2019 Predecessor Periods was $0.4 million and $25.8 million, respectively, include fees paid to investment banks, legal counsel and accounting firms as well as one-time payments associated with the Business Combination.

Broadmark Realty Capital Inc.

Comparison of Results of Operations for the years ended December 31, 2018 and 2017

	Year Ended December 31,		Increase (Decrease)
(dollars in thousands)	2018	2017	Amount	%
Revenues
Interest income	$58,429	$31,772	$26,657	83.9%
Fee income	37,417	20,447	16,970	83.0%
Total Revenue	95,846	52,219	43,627	83.5%
Expenses
Impairment:
Loss provision	1,783	330	1,453	440.3%
Operating expenses:
Compensation and employee benefits	3,945	1,797	2,148	119.5%
General and administrative	8,278	4,704	3,574	76.0%
Total Expenses	14,006	6,831	7,175	105.0%
Income before income taxes	81,840	45,388	36,452	80.3%
Income tax provision	90	-	90	-
Net income	$81,750	$45,388	$36,362	80.1%

Revenues

Total revenue for the year ended December 31, 2018 was $95.8 million compared to $52.2 million for the year ended December 31, 2017. An increase of $43.6 million, or 83.5% was due to increased access to capital through fundraising and the related expansion of the lending portfolio.

Expenses

Total expenses for the year ended December 31, 2018 was $14.0 million compared to $6.8 million for the year ended December 31, 2017. An increase of $7.2 million, or 105.0% was due to costs related to launching a new regional lending entity and additional personnel costs from the growth of the Company.

Interest Income

Interest income increased by $26.7 million primarily attributable to incremental interest income from a year over year net increase in the size of our loan portfolio of more than $272 million during the twelve months ended December 31, 2018.

Fee Income

Fee income increased by $17 million primarily attributable to incremental origination fee income driven by a year over year increase in loan originations of $247 million.

Broadmark Realty Capital Inc.

Provision for Loan Losses

Provision for loan losses increased by $1.5 million primarily as a result of an increase in loans in default of $11.2 million associated with an increase in the size of our loan portfolio year over year.

Compensation and Employee Benefits

Compensation and employee benefits expense increased by $2.1 million primarily as a result of the increase in the number of employees related to the growth of the Company’s business operations.

General and Administrative

General and administrative expenses increased by $3.6 million primarily as a result of an increase in legal fees and operating expenses associated with the growth of the business operations.

Liquidity and Capital Resources

Overview

Our primary liquidity needs include ongoing commitments to fund our lending activities and future funding obligations for existing loan portfolio, paying dividends and funding other general business needs. Our primary sources of liquidity and capital resources to date have been derived from the capital contributions from members of the Predecessor Companies, cash flow from operations and payoffs of existing loans. Neither the Successor nor the Predecessor, has utilized any borrowings since inception. As of December 31, 2019, our cash and cash equivalents totaled $238.2 million.

We seek to meet our long-term liquidity requirements, such as real estate lending needs, including future construction draw commitments through our existing cash resources and return of capital from investments, including loan repayments. Additionally, going forward, we intend to fund our growth through the issuance of common stock, potential use of cash management tools such as a credit facility, and the sale of participation interests in loans we originate to the Private REIT, and fee income from the Private REIT. As of December 31, 2019, we had $1.1 billion of loan commitments, of which $829 million were funded and outstanding.

As a REIT, we are required to distribute at least 90% of our annual REIT taxable income to our stockholders, including taxable income where Broadmark Realty does not receive corresponding cash. We intend to distribute all or substantially all of our REIT taxable income in order to comply with the REIT distribution requirements of the Code and to avoid federal income tax and the non-deductible excise tax.

Broadmark Realty Capital Inc.

Sources and Uses of Cash

The following table sets forth changes in cash and cash equivalents for the 2019 Successor and Predecessor Periods, and the years ended December 31, 2018 and 2017:

	Successor	Predecessor	Predecessor	Predecessor
(dollars in thousands)	Period from November 14, 2019 through December 31, 2019	Period from January 1, 2019 through November 14, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Cash provided by (used in):
Operating activities	$5,640	$91,498	81,502	47,958
Investing activities	(25,892)	(216,391)	(275,650)	(127,796)
Financing activities	258,396	101,235	240,235	91,534
Net increase / (decrease) in cash & cash equivalents	$238,144	$(23,658)	46,087	11,696

Period from November 15, 2019 through December 31, 2019 (Successor) and Period from January 1, 2019 through November 14, 2019 (Predecessor) Compared to the Year Ended December 31, 2018 (Predecessor) and Year Ended December 31, 2017 (Predecessor)

Net cash provided by operating activities was $5.6 million for the 2019 Successor Period and $91.5 million for the 2019 Predecessor Period for a combined total of $97.1 million, compared to $81.5 million for the 2018 Predecessor year. The increase was primarily due to the larger loan portfolio and higher real estate lending activity. This increase is partially offset by $25.8 million of transaction costs related to the Business Combination that were expenses during the Successor Period. Net cash provided by operating activities was $48.0 million in the 2017 Predecessor year. When compared to the 2018 Predecessor year, the increase was primarily due to the larger loan portfolio and higher real estate lending activity.

Net cash used in investing activities was $25.9 million for the 2019 Successor Period and $216.4 million for the 2019 Predecessor period for a total of $242.3 million compared to $275.7 million for the 2018 Predecessor year, a decrease in cash used of $33.4 million.  This change primarily relates to cash used for loans and acquisitions. Cash used to pay for acquisitions net of cash acquired was $13.7 million in 2019 with no amounts paid for acquisitions in 2018.  Cash used for investments in mortgage loans during 2019 was $43.7 million less than cash used for investments in mortgage loans during 2018 primarily due a slowing of new loan originations resulting from the suspension of fundraising mandated by the guidelines of the Business Combination.  Cash used for investments in mortgage loans during 2018 was $152.8 million more than cash used for investments in mortgage loans during 2017 primarily due continued increases in fundraising and expansion of the loan portfolio.

Net cash provided by financing activities was $258.4 million and $101.2 million for the 2019 Successor Period and 2019 Predecessor Period, respectively, for a total of $359.6 million as compared to $240.2 million in the 2018 Predecessor year, an increase of $119.4 million. The increase was primarily due to the proceeds from there capitalization with Trinity Merger Sub I, Inc. of $327.1 million partially offset by the consent fee paid to holders of public warrants of $66.7 million and a year over year increase in redemptions of $128.2 million. Net cash provided by financing activities was $91.5 million in the 2017 Predecessor year. When compared to 2018 Predecessor year, an increase of $148.7 million was due to an expanded fund investor base to accommodate the growth of the existing Predecessor Companies and the introduction of a new Predecessor Company (BRELF IV).

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2019. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. Broadmark Realty has not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets as of December 31, 2019.

Broadmark Realty Capital Inc.

Contractual Obligations and Commitments

The following table illustrates our contractual obligations and commercial commitments by due date as of December 31, 2019 ($ in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$518	$518	$-	$-	$-
Construction reserves	253,708	222,562	31,146	-	-
Total	$254,226	$223,080	$31,146	$-	$-

Critical Accounting Policies and Estimates

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.. Actual amounts could differ from those estimates.

Loan Impairment and Valuation of Investments in Real Estate

Because of, among other factors, the fluctuating market conditions that currently exist in the national real estate markets, and the volatility and uncertainty in the financial and credit markets, it is possible that the estimates and assumptions, most notably those related to the fair value of impaired mortgage loans and investments in real property, could change materially due to the continued volatility of the real estate and financial markets or as a result of a significant dislocation in those markets.

The fair value of impaired mortgage loans and investments in real estate, is generally determined using third party appraisals, comparable sales and competitive market analyses. The valuation inputs are highly judgmental.

We evaluate each loan for impairment at least quarterly. Impairment occurs when it is deemed probable that we will not be able to collect all amounts due according to the contractual terms of the loan, at which time, the loan is placed into default. If a loan is considered to be impaired, we record an allowance through the provision for loan losses to reduce the carrying value of the loan to the fair value of the collateral, as all of our loans are classified as collateral dependent as repayment is expected solely from the collateral.

We regularly evaluate the extent and impact of any credit deterioration associated with the performance and/or value of the underlying collateral, as well as the financial capability of the borrower, through a personal guarantee to make this determination.

Broadmark Realty Capital Inc.

Income Taxes

We intend to elect to be taxed as a REIT under the Code and the corresponding provisions of state law. To qualify as a REIT, we must distribute at least 90% of our annual REIT taxable income to stockholders (not including taxable income retained in our taxable subsidiaries) within the time frame set forth in the Code and we must also meet certain other requirements that relate to, among other things, assets it may hold, income it may generate and its stockholder composition. We have formed a taxable REIT subsidiary (TRS) to engage in certain activities, which, if we were to carry on such activities directly, would give rise to non-qualifying gross income for REIT compliance purposes and could jeopardize our ability to continue to be taxed as a REIT. The TRS’s activities are included in our consolidated financial statements. Taxable income generated by our TRS’s activities will be subject to income taxation, as will any REIT taxable income that we do not distribute to stockholders. The U.S. federal rate of tax imposed on income earned by a corporation is currently 21%. State income taxation may apply as well, including in states which we operate that may not recognize our REIT election for state income tax purposes.

In addition, if we should fail to distribute by the end of each year at least the sum of (i) 85% of our REIT ordinary income for such year, (ii) 95% of our REIT capital gain net income for such year, and (iii) any undistributed taxable income from prior periods, we will be subject to a 4% excise tax on the excess of such required distribution over the amounts actually distributed. We also could be subject to federal taxation of 100% of the net income derived from the sale or other disposition of property, including in some cases foreclosure property, if we hold the property primarily for sale to customers in the ordinary course of a trade or business. In order to avoid 100% taxation of income or gain realized on such property, we may contribute the property to our TRS, in which case any income or gain will be subject to taxation at regular corporate rates. We believe that we do not currently hold assets for sale to customers in the ordinary course of business and that none of the assets currently held for sale or that have been sold would be considered a prohibited transaction within the REIT taxation rules.

If we fail to qualify for taxation as a REIT in any taxable year, and we do not qualify for certain statutory relief provisions, we would be required to pay U.S. federal income tax on our taxable income at regular corporate rates, and distributions to our stockholders would not be deductible by us in determining our taxable income. In such a case, we might need to borrow money or sell assets in order to pay our taxes. Our payment of income tax would decrease our cash available for distribution to our stockholders. Furthermore, if we fail to maintain our qualification as a REIT, we no longer would be required to distribute substantially all of our taxable income to our stockholders. In addition, unless we were eligible for certain statutory relief provisions, we could not re-elect to qualify as a REIT until the fifth calendar year following the year in which we failed to qualify. We would also fail to qualify as a REIT in the event we were treated under applicable Treasury regulations as a successor to another REIT whose qualification as a REIT was previously terminated or revoked. If a Predecessor Company failed to qualify as a REIT prior to the Business Combination, it is possible that we would be treated as a successor REIT under the foregoing rules and thus be unable to qualify as a REIT.

Recently Issued Accounting Pronouncements

For a description of our adoption of new accounting pronouncements and the impact thereof on our business, see "Note 2 - Summary of Significant Accounting Policies" of our consolidated financial statements set forth in Item 8 of this Annual Report on Form 10-K.

JOBS Act

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. Broadmark Realty qualifies as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. Broadmark Realty is electing to delay the adoption of new or revised accounting standards, and as a result, Broadmark Realty may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As such, Broadmark Realty’s financial statements may not be comparable to companies that comply with public company effective dates.

Broadmark Realty Capital Inc.

Internal Control over Financial Reporting and Disclosure Control

Management has identified certain material weaknesses in our internal control over financial reporting as of December 31, 2019. See Item 9A below.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2019, the Company did not have any outstanding “market risk sensitive instruments,” as such term is used within the meaning of Item 305 of SEC Regulation S-K. However, the Company is subject to other types of business risk described below and under “Market Risks Related to Real Estate Loans” in Item 1A. Risk Factors above.

Interest Rate Risk

While all the Company’s loans bear a fixed rate and the Company does not have any interest-rate sensitive instruments obligations outstanding, the nature of the Company’s business exposes it to business risk arising from changes in interest rates. Interest rates are highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors beyond the control of the Company. An increase or decrease in interest rates would not impact the interest charged on the Company’s then existing loan portfolio, as the Company’s loans bear fixed rates of interest. However, a rapid significant increase in interest rates may reduce the demand for mortgage loans due to the higher cost of borrowing, potentially resulting in a reduced demand for real estate, declining real estate values and higher default rates. Alternatively, a significant rapid decline in interest rates may negatively affect the amount of interest that the Company may charge on new loans, including those that are made with capital received as outstanding loans mature. Additionally, declining interest rates may also result in prepayments of existing loans, which may also result in the redeployment of capital in new loans bearing lower interest rates.

Credit Risk

The Company’s loans are subject to credit risk. Credit risk is the exposure to loss from loan defaults. Default rates are subject to a wide variety of factors, including, but not limited to, borrower financial condition, property performance, property management, supply and demand factors, construction trends, consumer behavior, regional economics, interest rates, the strength of the U.S. economy and other factors beyond the Company’s control. All loans are subject to a certain possibility of default. The Company seeks to mitigate credit risk by originating loans which are secured by first position liens on real estate with a maximum loan-to-value ratio of 65%. The Company also undertakes extensive due diligence of the property that will be mortgaged to secure the loans, including review of third-party appraisals on the property.

Risks Related to Real Estate

Residential and commercial property values are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, events such as natural disasters, including hurricanes and earthquakes, acts of war and terrorism, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions (such as an oversupply of housing, retail, industrial, office or other commercial space); changes or continued weakness in specific industry segments; construction quality, construction cost, age and design; demographic factors; retroactive changes to building or similar codes; and increases in operating expenses (such as energy costs). In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay the loans, which could also cause Company to suffer losses. These factors could adversely affect the Company’s business, financial condition, results of operations and ability to make distributions to its members.

Broadmark Realty Capital Inc.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item and the reports of the independent accountants thereon required by Item 14(a)(2) appear on pages F-1 to F-34. See accompanying Index to the Consolidated Financial Statements on page F-1. The supplementary financial data required by Item 302 of Regulation S-K appears in Note 12 to the consolidated financial statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2019, the Company’s controls and procedures were not effective for the reasons described below.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and include those policies and procedures that :

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on our assessment, management believes our internal control over financial reporting as of December 31, 2019 was not effective as a result of the material weaknesses described below.

Material Weaknesses

We have identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Broadmark Realty Capital Inc.

As previously filed in the Company’s Form S-4, the Company, as the Predecessor Company Group, reported as of December 31, 2018, certain identified material weaknesses in internal control over financial reporting. In connection with the audit of the 2019 financial statements, the Company determined that the material weakness identified in the prior year remain as of December 31, 2019.

The Company does not have an effective control environment because we do not yet have formalized internal control policies and procedures as it relates to financial reporting. In addition, the Company does not yet have sufficient resources to provide appropriate segregation of duties related to the preparation and review of information used in financial reporting, as well as review controls over the financial statement reporting process.

The control deficiencies described above created a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis and therefore we concluded that the deficiencies represent material weaknesses in the Company’s internal control over financial reporting and our internal control over financial reporting was not effective as of December 31, 2019.

Management’s Remediation Plan

The Company plans to execute the following steps in 2020 to remediate the aforementioned material weaknesses in internal control over financial reporting:

•	Continue to enhance internal control policies and procedures developed and implemented during 2019 to ensure that a robust and effective internal control environment exists and persists across the organization; including ensuring effective risk assessments are performed to identify and assess necessary changes in the application of GAAP, financial reporting processes and the design and effective operation of internal controls.
•	Seek to attract, train and retain individuals that have the appropriate skills and experience related to complex accounting matters and financial reporting;
•	Implement enhanced accounting and financial reporting software; and
•	Continue to report regularly to the audit committee on the progress and results of the remediation plan, including the identification, status and resolution of internal control deficiencies.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2019, the Company completed the Business Combination and engaged in the process of the design and implementation of our internal control over financial reporting in a manner commensurate with the scale of our operations and our status as a newly public company. In particular, in December 2019, the Company hired a CFO who had previously served as chief accounting officer for another large mortgage REIT. Except as set forth above, there were no changes in the Company’s internal control over financial reporting (as such terms is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for emerging growth companies.

ITEM 9B.	OTHER INFORMATION

On March 10, 2020, the Board elected Linda D. Koa as Chief Operating Officer of the Company and Daniel Hirsty as Chief Credit Officer of the Company.

Ms. Koa, age 44, previously served as Vice President, Operations of the Company beginning on November 14, 2019. Prior to that, she served as Vice President of Operations and Client Services for Tranceka Capital, LLC f/k/a Broadmark Capital, LLC since 2017. Prior to that, Ms. Koa was Co-Head of West Coast Operations and Client Services at Envestnet/Tamarac, a financial software firm from 2015 to 2017. She previously held various roles, including as a Senior Manager with Charles Schwab from 2010 to 2012 and Vice President with Merrill Lynch from 2007 to 2009. Prior to that, she held various roles with Prudential Financial. Ms. Koa received a B.A. in Political Science and an M.B.A. from the University of Washington.

Mr. Hirsty, age 29, previously served as Vice President of Credit of the Company beginning on November 14, 2019. Prior to that, he served as Asset Manager for Pyatt Broadmark Management, LLC from 2018 to 2019 and as Associate for Tranceka Capital, LLC f/k/a Broadmark Capital, LLC from 2017 to 2018. Prior to that, Mr. Hirsty served as Financial Analyst for BHP Billiton, a multinational mining, metals and petroleum public company from 2014 to 2017. Mr. Hirsty received a B.A. in Political Science from the University of Washington and an M.A. in Professional Accounting from The University of Texas at Austin.

Neither Ms. Koa nor Mr. Hirsty is a participant in any current or proposed related party transaction requiring disclosure under Item 404(a) of Regulation S-K. In addition, there are no family relationships between Ms. Koa or Mr. Hirsty and any current directors or other executive officers of the Company.

Broadmark Realty Capital Inc.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated by reference to the definitive Broadmark Realty Capital Inc. Proxy Statement to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to the definitive Broadmark Realty Capital Inc. Proxy Statement to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference to the definitive Broadmark Realty Capital Inc. Proxy Statement to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to the definitive Broadmark Realty Capital Inc. Proxy Statement to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated by reference to the definitive Broadmark Realty Capital Inc. Proxy Statement to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2) Financial Statements and Schedules.

See “Index to Financial Statements and Schedules” on page F-1.

(3) Exhibits

Exhibit	Description
2.1	Agreement and Plan of Merger, dated August 9, 2019, by and among Trinity Merger Corp., Broadmark Realty Capital Inc., Trinity Merger Sub I, Inc., Trinity Merger Sub II, LLC, PBRELF I, LLC, BRELF II, LLC, BRELF III, LLC, BRELF IV, LLC, Pyatt Broadmark Management, LLC, Broadmark Real Estate Management II, LLC, Broadmark Real Estate Management III, LLC, and Broadmark Real Estate Management IV, LLC (incorporated by reference to Annex A to the joint proxy statement/prospectus contained in Broadmark Realty’s Amendment No. 2 to the registration statement on Form S-4 (File No. 333-233214), filed with the SEC on October 15, 2019).

3.1	Articles of Amendment and Restatement of Broadmark Realty Capital Inc. (incorporated by reference to Exhibit 3.1 to Broadmark Realty’s Form 8-K (File No. 001-39134), filed with the SEC on November 20, 2019).

3.2	Amended and Restated Bylaws of Broadmark Realty Capital Inc. (incorporated by reference to Exhibit 3.2 to Broadmark Realty’s Form 8-K (File No. 001-39134), filed with the SEC on November 20, 2019).

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to Broadmark Realty’s Form 8-A12B (File No. 001-39134), filed with the SEC on November 14, 2019).

Broadmark Realty Capital Inc.

4.2	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.2 to Broadmark Realty’s Form 8-A12B (File No. 001-39134), filed with the SEC on November 14, 2019).

4.3	Warrant Agreement, dated as of May 14, 2018, between Trinity Merger Corp. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.3 to Broadmark Realty’s Form 8-A12B (File No. 001-39134), filed with the SEC on November 14, 2019).

4.4	Amendment to Warrant Agreement, dated November 14, 2019, by and between Broadmark Realty Capital Inc. and Continental Stock Transfer & Trust Co. (incorporated by reference to Exhibit 4.4 to Broadmark Realty’s Form 8-K (File No. 001-39134), filed with the SEC on November 20, 2019).

4.5	Second Amendment to Warrant Agreement, dated November 14, 2019, by and among Broadmark Realty Capital Inc., Continental Stock Transfer & Trust Co., and American Stock Transfer & Trust Company, LLC. (incorporated by reference to Exhibit 4.5 to Broadmark Realty’s Form 8-K (File No. 001-39134), filed with the SEC on November 20, 2019).

4.6	Description of Securities registered under Section 12 of the Securities Exchange Act of 1934.*

10.1	Employment Agreement, dated August 9, 2019, by and between Broadmark Realty Capital Inc. and Jeffrey Pyatt (incorporated by reference to Exhibit 10.1 to Broadmark Realty’s Form 8-K (File No. 001-39134), filed with the SEC on November 20, 2019).+

10.2	Employment Agreement, dated November 14, 2019, by and between Broadmark Realty Capital Inc. and David Schneider (incorporated by reference to Exhibit 10.2 to Broadmark Realty’s Form 8-K (File No. 001-39134), filed with the SEC on November 20, 2019).+

Broadmark Realty Capital Inc.

10.3	Employment Agreement, dated August 9, 2019, by and between Broadmark Realty Capital Inc. and Joanne Van Sickle (incorporated by reference to Exhibit 10.3 to Broadmark Realty’s Form 8-K (File No. 001-39134), filed with the SEC on November 20, 2019).+

10.4	Employment Agreement, dated August 9, 2019, by and between Broadmark Realty Capital Inc. and Adam Fountain (incorporated by reference to Exhibit 10.4 to Broadmark Realty’s Form 8-K (File No. 001-39134), filed with the SEC on November 20, 2019).+

10.5	Form of Subscription Agreement, by and between Broadmark Realty Capital Inc., Trinity Merger Corp., Farallon Capital Partners, L.P., Farallon Capital Institutional Partners, L.P., Farallon Capital Institutional Partners II, L.P., Farallon Capital Institutional Partners III, L.P., Four Crossings Institutional Partners V, L.P., and Farallon Capital (AM) Investors, L.P. (incorporated by reference to Exhibit 10.5 to Broadmark Realty’s Form 8-K (File No. 001-39134), filed with the SEC on November 20, 2019).

10.6	Form of Amendment to Subscription Agreement, by and between Broadmark Realty Capital Inc., Trinity Merger Corp., Farallon Capital Partners, L.P., Farallon Capital Institutional Partners, L.P., Farallon Capital Institutional Partners II, L.P., Farallon Capital Institutional Partners III, L.P., Four Crossings Institutional Partners V, L.P., and Farallon Capital (AM) Investors, L.P. (incorporated by reference to Exhibit 10.6 to Broadmark Realty’s Form 8-K (File No. 001-39134), filed with the SEC on November 20, 2019).

10.7	Broadmark Realty Capital Inc. 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to Broadmark Realty’s Form 8-K (File No. 001-39134), filed with the SEC on November 20, 2019).+

10.8	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.8 to Broadmark Realty’s Form 8-K (File No. 001-39134), filed with the SEC on November 20, 2019).

10.9	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to Broadmark Realty’s Form 8-K (File No. 001-39134), filed with the SEC on February 7, 2020).+

Broadmark Realty Capital Inc.

10.10	First Amendment to Employment Agreement, dated March 13, 2020, by and between Broadmark Realty Capital Inc. and Joanne Van Sickle. *+

21.1	List of Subsidiaries.*

23.1	Consent of Moss Adams LLP.*

31.1	Rule13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Broadmark Realty Capital Inc.*

31.2	Rule13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Broadmark Realty Capital Inc.*

32.1	Section 1350 Certification of the Chief Executive Officer of Broadmark Realty Capital Inc.*

32.2	Section 1350 Certification of the Chief Financial Officer of Broadmark Realty Capital Inc.*

*Exhibits that are filed herewith.

+ Management contract or compensatory plan, contract or arrangement.

Broadmark Realty Capital Inc.

ITEM 16.	FORM 10-K SUMMARY

None.

60

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of March 2020.

BROADMARK REALTY CAPITAL INC.

By:	/s/ Jeffrey B. Pyatt

Name: Jeffrey Pyatt

Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Joseph L. Schocken	Chairman of the Board and Director	March 16, 2020
Joseph L. Schocken

/s/ Jeffrey B. Pyatt	President and Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2020
Jeffrey B. Pyatt

/s/ David Schneider	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 16, 2020
David Schneider

/s/ Stephen G. Haggerty	Director	March 16, 2020
Stephen G. Haggerty

/s/ Daniel J. Hirsch	Director	March 16, 2020
Daniel J. Hirsch

/s/ David A. Karp	Director	March 16, 2020
David A. Karp

/s/ Norma J. Lawrence	Director	March 16, 2020
Norma J. Lawrence

/s/ Kevin M. Luebbers	Director	March 16, 2020
Kevin M. Luebbers

Report of Independent Registered Public Accounting Firm

To the Members and the Board of Directors of

Broadmark Realty Capital, Inc. (the “Predecessor Company Group”)

Opinion on the Financial Statements

We have audited the accompanying combined balance sheet of the Predecessor Company Group, as defined in Note 1, (collectively, the “Predecessor”) as of December 31, 2018 and the related combined statements of income, members’ equity, and cash flows for the period from January 1, 2019 to November 14, 2019, and for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Predecessor as of December 31, 2018, and the results of its operations and its cash flows for the period from January 1, 2019 to November 14, 2019 and for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Predecessor’s management. Our responsibility is to express an opinion on the Predecessor’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Predecessor in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Predecessor is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Predecessor’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Moss Adams LLP

Everett, Washington
March 16, 2020

We have served as the Predecessor’s auditor since 2019.

Registered Public Accounting Firm

To the Members and the Board of Directors of

Broadmark Realty Capital Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Broadmark Realty Capital Inc. (the “Company” or “Successor”) as of December 31, 2019, the related consolidated statements of income, stockholders’ equity, and cash flows for the period from November 15, 2019 to December 31, 2019 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019, and the consolidated results of its operations and its cash flows for the period from November 15, 2019 to December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Moss Adams LLP

Everett, Washington
March 16, 2020

We have served as the Company’s auditor since 2019.

Broadmark Realty Capital Inc.

Consolidated Balance Sheets as of December 31, 2019 (Successor) and as of December 31, 2018 (Predecessor)	F-2

Consolidated Statements of Income for the Period from November 15, 2019 through December 31, 2019 (Successor) for the Period from January 1, 2019 through November 14, 2019 (Predecessor), for the Year Ended December 31, 2018 (Predecessor), and for the Year Ended December 31, 2017 (Predecessor).	F-3

Statements of Members' Equity for the Period from January 1, 2019 through November 14, 2019 (Predecessor), for the Year Ended December 31, 2018 (Predecessor), and for the Year Ended December 31, 2017 (Predecessor).	F-4

Consolidated Statements of Stockholders’ Equity for the Period from November 15, 2019 through December 31, 2019 (Successor)	F-5

Consolidated Statements of Cash Flows for the Period from November 15, 2019 through December 31, 2019 (Successor), for the Period from January 1, 2019 through November 14, 2019 (Predecessor), for the Year Ended December 31, 2018 (Predecessor), and for the Year Ended December 31, 2017.	F-6

Notes to Consolidated Financial Statements	F-7 – F-34

Broadmark Realty Capital Inc.

Consolidated Balance Sheets

(Dollar amounts in thousands, except share amounts)

	Successor December 31, 2019	Predecessor December 31, 2018 (1)
Assets
Cash and cash equivalents	$238,214	$112,234
Mortgage notes receivable, net	821,589	589,572
Interest and fees receivable	4,108	2,053
Investment in real property, net	5,837	12,091
Right-of-use assets	518	-
Intangible assets, net	4,970	-
Goodwill	131,965	-
Other Assets	1,528	1,916
Total assets	$1,208,729	$717,866

Liabilities and Equity
Accounts payable and accrued liabilities	$7,897	$1,915
Dividends payable	15,842	6,334
Lease liabilities	518	-
Contributions received in advance	-	24,507
Total liabilities	24,257	32,756
Commitments and Contingencies
Common stock, $0.001 and $0.00 par value, 500,000,000 and 0 shares authorized, 132,015,635 and 0 shares issued and outstanding at December 31, 2019 and 2018	132	-
Preferred Stock and Units, $0.001 and $0.00 par value, 100,000,000 and 0 shares/units authorized, 0 and 6,827,701 shares/units issued and outstanding at December 31, 2019 and 2018	-	684,979
Additional Paid in Capital	1,209,120	767
Retained earnings/(Accumulated deficit)	(24,780)	(637)
Predecessor Equity	-	1
Total equity	1,184,472	685,110
Total liabilities and equity	$1,208,729	$717,866

See accompanying notes to consolidated financial statements

(1) Predecessor periods are combined as disclosed in Note 1

Broadmark Realty Capital Inc.

Consolidated Statements of Income

(Dollar amounts in thousands, except share and per share amounts)

	Successor	Predecessor	Predecessor	Predecessor
	Period from November 15, 2019 through December 31, 2019	Period from January 1, 2019 through November 14, 2019 (2)	Year Ended December 31, 2018 (2)	Year Ended December 31, 2017 (2)
Revenues
Interest income	$13,207	$82,225	$58,429	$31,772
Fee income	2,767	32,785	37,417	20,447
Total Revenue	15,974	115,010	95,846	52,219
Expenses
Impairment:
Loan loss provision	-	3,342	1,783	330
Other Expense:
Change in fair value of warrant liabilities	4,924	-	-	-
Operating expenses:
Compensation and employee benefits	2,527	5,554	3,945	1,797
General and administrative	2,843	10,402	8,278	4,704
Transaction costs	367	25,789	-	-
Total Expenses	10,661	45,087	14,006	6,831
Income before income taxes	5,313	69,923	81,840	45,388
Income tax provision	-	-	90	-
Net income	$5,313	$69,923	$81,750	$45,388
Earnings per common share: (1)
Basic	$0.04
Diluted	$0.04
Weighted-average shares of common stock outstanding, basic and diluted
Basic	132,111,329
Diluted	132,499,386

See accompanying notes to consolidated financial statements

(1) The Company determined that earnings per unit in the Predecessor periods would not be meaningful to the users of this filing, given the different unit holders and members’ equity structures of each individual entity in the Predecessor Company Group.

(2) Predecessor periods are combined as disclosed in Note 1.

Broadmark Realty Capital Inc.

Consolidated Statements of Members’ Equity

(Dollar amounts in thousands, except unit amounts)

	Class A Units		Class P Units		Preferred Units		Additional Paid in	Retained Earnings (Accumulated
	Units	Amount	Units	Amount	Units (1)	Amount	Capital	Deficit)	Total
Balances at January 1, 2017 (Predecessor) (3)	11,000	$1	-	$-	-	$250,912	$189	$491	$251,593
Contributions	8,500	-	-	-	-	130,645	-	-	130,645
Reinvestments	-	-	-	-	-	11,951	-	-	11,951
Net Income	-	-	-	-	-	-	-	45,388	45,388
Distributions	-	-	-	-	-	-	-	(46,340)	(46,340)
Redemptions	-	-	-	-	-	(10,913)	-	-	(10,913)
Grants of restricted stock	-	-	-	-	-	-	67	-	67
Balances at December 31, 2017 (Predecessor) (3)	19,500	$1	-	$-	-	$382,595	$256	$(461)	$382,391
Contributions	-	-	-	-	308,426,581	308,426	-	-	308,426
Reinvestments	-	-	-	-	21,477,478	21,478	-	-	21,478
Net Income	-	-	-	-	-	-	-	`81,750	81,750
Distributions	-	-	-	-	-	-	-	(81,926)	(81,926)
Redemptions	-	-	-	-	(27,520,106)	(27,520)	-	-	(27,520)
REIT Conversion, net (2)	-	-	-	-	(295,566,252)	-	-	-	-
Compensation expense related to grant of profits interest	(50)	-	50	-	-	-	259	-	259
Grants of restricted stock	1,500	-	-	-	-	-	252	-	252
Balances as of December 31, 2018 (Predecessor) (3)	20,950	$1	50	$-	6,827,701	$684,979	$767	$(637)	$685,110
Contributions	850	-	-	-	3,563,859	356,386	-	-	356,386
Reinvestments	-	-	-	-	336,366	33,637	-	-	33,637
Net Income	-	-	-	-	-	-	-	69,923	69,923
Distributions	-	-	-	-	-	-	-	(102,204)	(102,204)
Redemptions	-	-	-	-	(1,555,623)	(155,744)	-	-	(155,744)
Compensation expense related to grant of profits interests	(100)	-	100	-	-	-	734	-	734
Compensation expense related to grants of restricted stock units	150	-	-	-	-	-	474	-	474
Balances as of November 14, 2019 (Predecessor) (3)	21,850	$1	150	$-	9,172,303	$919,258	$1,975	$(32,918)	$888,316

See accompanying notes to consolidated financial statements.

(1) Previous years equity classification differs from current year presentation due to change from prior capital structure. Portions of prior years’ equity have been reclassed to retained earnings to conform with current year presentation. No change to total equity.

(2) Certain companies of the Predecessor converted to a REIT during 2018 and the previous equity structure was converted.

(3) Predecessor periods are combined as disclosed in Note 1.

Broadmark Realty Capital Inc.

Consolidated Statement of Stockholders’ Equity

(Dollar amounts in thousands, except share amounts)

	Preferred		Common stock		`
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total
Balances as of November 14, 2019 BRELF II, LLC	4,655,758	$467,235	-	$-	$-	$(12,259)	$454,976
Recapitalization of BRELF II, LLC and Broadmark	(4,655,758)	(467,235)	86,118,101	86	794,798	(1,992)	325,657
Consent fee paid to warrant holders	-	-	-	-	(66,679)	-	(66,679)
Issuance of shares in connection with Business Combination	-	-	45,896,534	46	479,573	-	479,619
Issuance of shares from the exercise of warrants	-	-	1000	-	11	-	11
Net Income	-	-	-	-	-	5,313	5,313
Dividends	-	-	-	-	-	(15,842)	(15,842)
Share based compensation expense	-	-	-	-	1,417	-	1,417
Balances as of December 31, 2019 (Successor)	-	$-	132,015,635	$132	$1,209,120	$(24,780)	$1,184,472

See accompanying notes to consolidated financial statements.

Broadmark Realty Capital Inc.

Consolidated Statements of Cash Flows

	Successor	Predecessor	Predecessor	Predecessor
(dollars in thousands)	Period from November 15, 2019 through December 31, 2019	Period from January 1, 2019 through November 14, 2019 (1)	Year Ended December 31, 2018 (1)	Year Ended December 31, 2017 (1)
Cash flows from operating activities
Net income	$5,313	$69,923	$81,750	$45,388
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	1,030	1	1	1
Depreciation	8	111	96	48
Compensation expense related to grant of profits interest	-	734	259	-
Share-based compensation expense for restricted stock units	1,417	-	-	-
Compensation expense related to grant of Class A units	-	474	-	-
Grants of restricted units	-	-	252	67
Provision for loan losses	-	3,342	1,783	330
Gain on sale of real property	-	-	(317)	-
Write down of investment in real property	-	179	-	-
Change in unrealized loss on investments in real property	-	-	167	-
Fair value adjustment to warranty liability	4,924	-	-	-
Changes in operating assets and liabilities:
Change in fees receivable from escrow	-	-	(319)	(395)
Interest and fees receivable	1,908	(5,134)	(882)	1,440
Investment in real property	-	-	-	(51)
Change in other assets	(1,291)	(290)	(2,388)	192
Accounts payable and accrued liabilities	(7,669)	22,158	1,100	938
Net cash provided by operating activities	5,640	91,498	81,502	47,958
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(13,740)	-	-	-
Investments in fixed assets	-	(268)	(261)	(6)
Proceeds from sale of real property	2,577	6,363	6,970	-
Improvements to investments in real property	-	(308)	(1,790)	-
Investments in mortgage notes receivable	(14,729)	(222,178)	(280,569)	(127,790)
Net cash used in investing activities	(25,892)	(216,391)	(275,650)	(127,796)
Cash flows from financing activities:
Proceeds from recapitalization with Trinity Merger Sub	327,056	-	-	-
Contributions from members	-	356,386	308,426	130,645
Contributions received in advance	-	(24,507)	17,137	4,957
Dividends paid	-	-	2,640	1,172
Distributions	(1,992)	(74,900)	(60,448)	(34,327)
Redemptions of members	-	(155,744)	(27,520)	(10,913)
Proceeds from exercise of warrants	11	-	-	-
Consent fee paid to holders of Public Warrants	(66,679)	-	-	-
Net cash provided by financing activities	258,396	101,235	240,235	91,534
Net change in cash and cash equivalents	238,144	(23,658)	46,087	11,696
Cash and cash equivalents, beginning of period	70	112,234	66,147	54,451
Cash and cash equivalents, end of period	$238,214	$88,576	$112,234	$66,147
Supplemental disclosure of non-cash investing and financing activities
Common stock issued in connection with the Business Combination	$479,619	$-	$-	$-
Common stock issued in connection with the Recapitalization of BRELF II	495,496	-	-	-
Common stock issued for transaction expenses in connection with Business Combination and Recapitalization	1,391	-	-	-
Assumption of consent fee liability in connection with the recapitalization with Trinity Merger Sub I, Inc.	66,679	-	-	-
Dividends payable	15,842	-	-	-
Reinvested distributions	-	33,637	21,478	11,951
Mortgage notes receivable converted to real property owned	-	2,046	7,316	5,210

See accompanying notes to the consolidated financial statements

(1) Predecessor periods are combined as disclosed in Note 1.

Broadmark Realty Capital Inc.

Notes to Consolidated Financial Statements

Note 1 - Organization and business

Broadmark Realty Capital Inc. (“Broadmark Realty,” “Company”, or “Successor”) is a internally managed commercial real estate finance company that offers short-term, first deed of trust loans, secured by real estate to fund the construction and development of, or investment in, residential or commercial properties. Broadmark Realty’s objective to preserve and protect shareholder capital while producing attractive risk-adjusted returns primarily through dividends generated from current income from its loan portfolio. Broadmark Realty operates in select states that it believes to have favorable demographic trends, providing more efficient and quicker access to collateral in the event of borrower default.

Broadmark Realty intends to elect to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes, commencing with the tax period ending December 31, 2019. Broadmark Realty generally will not be subject to U.S. federal corporate income tax on that portion of its net income that is distributed to stockholders if it distributes at least 90% of its REIT taxable income to its stockholders by prescribed dates and complies with various other requirements. The Company also operates its business in a manner that permits it to maintain an exclusion from registration under the Investment Company Act of 1940. See Note 8 for additional information regarding Broadmark Realty’s taxable REIT subsidiaries.

On November 14, 2019 (the “Closing Date”), Broadmark Realty Capital Inc., a Maryland corporation (formerly named Trinity Sub Inc.) (“Broadmark Realty”), consummated a business combination (the “Business Combination”) pursuant to an Agreement and Plan of Merger, dated August 9, 2019 (the “Merger Agreement”), by and among the Company, Trinity, Trinity Merger Sub I, Inc. (“Merger Sub I”), Trinity Merger Sub II, LLC (“Merger Sub II” and together with Trinity and Merger Sub I, the “Trinity Parties”), PBRELF I, LLC (“PBRELF”), BRELF II, LLC (“BRELF II”), BRELF III, LLC (“BRELF III”), BRELF IV, LLC (“BRELF IV”) and, together with PBRELF, BRELF II and BRELF III, the “Predecessor Companies” and each a “Predecessor Company”), Pyatt Broadmark Management, LLC (“MgCo I”), Broadmark Real Estate Management II, LLC (“MgCo II”), Broadmark Real Estate Management III, LLC (“MgCo III”), and Broadmark Real Estate Management IV, LLC (“MgCo IV” and, together with MgCo I, MgCo II and MgCo III, the “Predecessor Management Companies” and each a “Predecessor Management Company,” and the Predecessor Management Companies, together with the Predecessor Companies and their subsidiaries, the “Predecessor Company Group”). Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, (i) Merger Sub I merged with and into Trinity, with Trinity being the surviving entity of such merger (the “Trinity Merger”), (ii) immediately following the Trinity Merger, each of the Predecessor Companies merged with and into Merger Sub II, with Merger Sub II being the surviving entity of such merger (the “Company Merger”), and (iii) immediately following the Company Merger, each of the Predecessor Management Companies merged with and into Trinity, with Trinity being the surviving entity of such merger (the “Management Company Merger” and, together with the Trinity Merger and the Company Merger, the “Mergers”). As a result of the Mergers, Merger Sub II and Trinity became wholly owned subsidiaries of Broadmark Realty.

References to “Broadmark Realty” and “Company,” refer to Broadmark Realty and its consolidated subsidiaries after the Business Combination and refer to the Predecessor Company Group for periods prior to the Business Combination.

Broadmark Realty Capital Inc.

Notes to Consolidated Financial Statements

Note 2 - Summary of significant accounting policies

Basis of Presentation

For periods prior to November 15, 2019, the accompanying consolidated financial statements do not represent the financial position and results of operations of one controlling legal entity, but rather a combination of the historical results of the Predecessor Company Group, which was under common management. Therefore, any reference herein to the Predecessor financial statements are made on a combined basis. For periods from November 15, 2019 on, the accompanying consolidated financial statements represent the consolidated financial statements of the Company, beginning with BRELF II as the accounting acquirer and successor entity. In addition, as a result of the Business Combination, the consolidated financial statements for periods from November 15, 2019 on, are presented on a new basis of accounting pursuant to Accounting Standards Codification ("ASC") 805, Business Combinations (refer to Note 3) to reflect BRELF II acquiring the other entities within the Predecessor Company Group and Trinity in the successor period.

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP").

The presentation of each Predecessor period has been conformed to the current period’s presentation for the purposes of these consolidated financial statements.

Principles of Consolidation

For Predecessor periods prior to November 15, 2019, all intra-entity accounts, balances and transactions have been eliminated in the preparation of the consolidated financial statements. Beginning November 15, 2019, all significant intercompany accounts, balances and transactions have been eliminated in consolidation.

Risks and Uncertainties

In the normal course of business, the Company encounters one primary type of economic risk in the form of credit risk. Credit risk is the risk of default on the Company’s investment in mortgage notes receivable resulting from a borrower’s inability or unwillingness to make contractually required payments. The Company believes that the carrying values of its investments reasonably consider this credit risk.

In addition, the Company is subject to significant tax risks. If the Company were to fail to qualify as a REIT in any taxable year, the Company would be subject to U.S. federal corporate income tax, which could be material.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts and disclosures at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. The most significant estimates relate to the fair value of financial instruments, such as impaired loans and real property, identified intangibles, and derivative instruments. Accordingly, actual results could differ from those estimates.

Broadmark Realty Capital Inc.

Notes to Consolidated Financial Statements

Reportable Segments

The Company operates the business as one reportable segment.

BALANCE SHEET MEASUREMENT

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of 90 days or less at the date of purchase to be cash equivalents. The Company has a cash management sweep account repurchase agreement whereby its bank nightly sweeps cash in excess of $750,000, sells the Company specific U.S. Government Agency securities and then repurchases them the next day. These amounts were not insured by the Federal Deposit Insurance Corporation. The balance in the sweep account as of December 31, 2019 and December 31, 2018 was $0 and $108.7 million, respectively.

The Company maintains its cash and cash equivalents with financial institutions. At times, such amounts may exceed federally insured limits. As of December 31, 2019, the uninsured cash and cash equivalents balance was $236.7 million. As of December 31, 2018, the uninsured cash and cash equivalents balance was approximately $110.5 million. There were no restrictions on cash at December 31, 2019 or 2018.

Mortgage Notes Receivable

Mortgage notes receivable (referred to herein as “mortgage notes receivable”, “construction loans”, “loans”, or “notes”) are classified as held for investment as the Company has the intent and ability to hold until maturity or payoff and are carried at amortized cost, net of interest reserve, construction holdbacks and deferred origination and extension fees. Mortgage notes receivable that are in default are deemed to be impaired. All of the Company’s loans are considered collateral dependent, and therefore, impaired loans are evaluated for impairment based on the fair value of the collateral less costs to sell.

Deferred income represents the amount of the Company’s origination and amendment or extension fees that have been deferred and will be recognized in income over the contractual maturity of the underlying loan.

The mortgage notes receivables are secured by first deeds of trust, security agreements or legal title to real estate located in the United States. The notes generally have terms ranging between 5 and 12 months and may be extended by paying extension fees.

Real property

Real property owned by the Company consists of real estate acquired in settlement of loans. Real estate acquired through foreclosure or deed in lieu of foreclosure is recorded at fair market value at the time of acquisition, which generally approximates the carrying value of the loan secured by such property. Costs related to acquisition, development, construction and improvements are capitalized. Expenditures for repairs and maintenance are charged to expense when incurred.

At December 31, 2019 and December 31, 2018, real properties owned by the Company consists of real estate acquired as a result of foreclosure proceedings on two and three non-performing loans, respectively.

Broadmark Realty Capital Inc.

Notes to Consolidated Financial Statements

Goodwill

Goodwill at December 31, 2019 represents the excess of the consideration paid over the fair value of net assets acquired in connection with the Business Combination in November 2019. Goodwill is not amortized, but rather tested for impairment annually or more frequently if events or changes in circumstances indicate potential impairment. In testing goodwill for impairment, the Company follows ASC 350, Intangibles—Goodwill and Other, which permits a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying value including goodwill. If the qualitative assessment determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying value including goodwill, then no impairment is determined to exist for the reporting unit. However, if the qualitative assessment determines that it is more likely than not that the fair value of the reporting unit is less than its carrying value including goodwill, the fair value of that reporting units is compared with its carrying value, including goodwill. If the carrying value of a reporting unit exceeds its fair value, goodwill is considered impaired with the impairment loss equal to the amount by which the carrying value of the goodwill exceeds the implied fair value of that goodwill.

Intangible Assets

As a result of the Business Combination in November 2019, the Company identified intangible assets in the form of customer relationships. The Company recorded the intangible assets at fair value at the acquisition date and will amortize the value of finite lived intangibles into expense over the expected useful life. The Company’s intangible assets have estimated useful lives of between two and five years.

Fixed Assets

Fixed assets, which are included in other assets in the accompanying consolidated balance sheets are stated at cost, less accumulated depreciation. Repairs and maintenance to these assets are charged to expense as incurred; major improvements enhancing the function and/or useful life are capitalized. When items are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gains or losses arising from such transactions are recognized. Depreciation is recorded on the straight-line basis over the estimated useful life of the assets, which ranges from three to seven years.

Leases

The Company is the sublessee in an arrangement to sublease an operating lease and, based on the guidance in ASC 842, recorded a right-of-use asset and a lease liability in the amount of $0.5 million, representing the present value of the remaining payments under the lease discounted based on the Company’s incremental borrowing rate. The amount is not significant to the consolidated balance sheets.

Other Assets

Other assets primarily consist of prepaid insurance and other operating receivables.

Broadmark Realty Capital Inc.

Notes to Consolidated Financial Statements

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses primarily consist of accruals for payments of legal fees, audit fees, warrant liabilities and other operating payables.

INCOME RECOGNITION

Interest Income

Interest income on mortgage notes receivable is accrued based on contractual rates applied to the principal balance outstanding, unless there is a minimum interest provision in the mortgage note. Many construction loans provide for minimum interest provisions, under which the contractual rate applies to between 50% and 70% of the face amount of the note until the actual outstanding principal exceeds the minimum threshold.

Income recognition is suspended when a loan is designated non-performing and resumes only when the suspended loan becomes contractually current and performance is demonstrated to have resumed. The accrual of interest is discontinued when management believes, after considering collection efforts and other factors, the amount ultimately to be collected will be insufficient to cover the additional interest payments. Interest previously accrued may be reversed at that time, and such reversal offset against in interest income in the consolidated statement of income.

Fee Income

The Company collects loan origination fees in conjunction with origination. The Successor Company defers and amortizes loan origination fees and direct loan origination costs over the contractual terms of the loans. The Predecessor Companies’ did not defer origination fees or costs and, rather, recorded origination fees and costs at the time of origination due to the short-term nature of the loans, the difference is not considered significant.

In addition, the Company charges amendment or extension fees in conjunction with modification of the terms of its existing loans. Consistent with origination fees, the Successor Company defers and amortizes loan amendment and extension fees over the revised contractual term and the Predecessor did not defer and amortize such fees.

The Company charges inspection fees, which the Company uses to hire independent inspectors to report on the status of construction projects. These fees are earned and recognized upon each construction draw request.

Interest and Fees Receivable

Interest on performing loans is accrued and recognized as interest income at the contractual rate of interest, or at the contractual rate of monthly minimum interest. In addition, the Company charges late fees on borrower payments. The Company monitors its outstanding interest and fees receivables and, based on historical performance, generally writes off the balance after a receivable is 60 days past due.

Broadmark Realty Capital Inc.

Notes to Consolidated Financial Statements

Impairment of Loans

The Company designates loans as non-performing at such time as (i) the borrower fails to make the required monthly interest-only loan payments; (ii) the loan has a maturity default; or (iii) in the opinion of management, it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan. Loans are charged off to the allowance for loan losses when the contractual amount is no longer realizable.

The allowance for loan losses reflects management’s estimate of loan losses inherent in the loan portfolio as of the balance sheet date. The allowance is increased or decreased by recording the loan loss provision or recovery in the Company’s consolidated statements of income and is decreased by charge-offs when losses are confirmed through the receipt of assets, such as in a pre-foreclosure sale or upon ownership control of the underlying collateral in full satisfaction of the loan upon foreclosure or when significant collection efforts have ceased. The allowance for loan losses is determined on an asset-specific basis.

The asset-specific allowance relates estimated for losses on individual impaired loans. The Company considers a loan to be impaired when, based upon current information and events, it believes that it is probable that the Company will be unable to collect all amounts due under the contractual terms of the loan agreement. This assessment is made on a monthly basis on factors such as payment status, lien position, borrower financial resources and investment collateral, collateral type, project economics and geographical location as well as national and regional economic factors. An allowance is established for an impaired loan when the estimated fair value of the collateral (for loans that are dependent on the collateral for repayment) is lower than the carrying value of that loan.

For collateral dependent impaired loans, impairment is measured using the estimated fair value of collateral less the estimated cost to sell in comparison to the carrying value. Valuations are performed or obtained at the time a loan is determined to be impaired and designated non-performing, and they are updated if circumstances indicate that a significant change in value has occurred. The Company generally will obtain external “as is” appraisals for loan collateral to estimate the fair value of the collateral for such loans.

EXPENSE RECOGNITION

Operating Expenses

Operating expenses are accrued as the expenses are incurred.  Included in general and administrative costs for periods prior to November 15, 2019 are commissions paid to a related party that is not part of the Predecessor Company Group. See Note 11. These commissions totaled $5.7, $4.6 and $2.3 million for the period from January 1, 2019 through November 14, 2019 and the years ended December 31, 2018 and 2017, respectively.

Broadmark Realty Capital Inc.

Notes to Consolidated Financial Statements

Included in the caption entitled transaction costs within the operating expenses section of the consolidated statements of income are Business Combination related costs that are described in Note 3, Business Combination.

Share-Based Payments

The Company follows the accounting guidance for share-based payments which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and non-employee directors. Awards are issued under the Broadmark Realty Capital Inc. 2019 Stock Incentive Plan.

For awards made to the Company's employees and directors, the Company initially values restricted stock units based on the grant date closing price of the Company's common stock. For awards with periodic vesting, the Company recognizes the related expense on a straight-line basis over the requisite service period for the entire award, subject to periodic adjustments to ensure that the cumulative amount of expense recognized through the end of any reporting period is at least equal to the portion of the grant date value of the award that has vested through that date. The Company accounts for forfeitures prospectively as they occur. If there are any modifications or cancellations of the underlying unvested share-based awards, the Company may be required to accelerate, increase or cancel any remaining unrecognized or previously recorded stock-based compensation expense.

Profit Interests (Predecessor)

The Predecessor Management Companies’ profits interests were accounted for as share-based compensation under ASC 718 Compensation- Stock Compensation. The Predecessor Management Companies’ expensed the fair value of profits interests granted to its employees and directors over the period each award vests. Compensation cost was measured using the Black-Scholes model.

Income Taxes

Period from November 15, 2019 through December 31, 2019 (Successor)

The Company intends to elect to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, for U.S. federal income tax purposes. As a REIT, the Company generally is not subject to U.S. federal income taxes on net income it distributes to its shareholders. The Company intends to make timely distributions sufficient to satisfy the annual distribution requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to U.S. federal income tax on its taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and U.S. federal income and excise taxes on its undistributed income.

Period from January 1, 2019 through November 14, 2019, the years ended December 31, 2018 and 2017 (Predecessor)

The Predecessor Management Companies were taxed as partnerships and REITs under provisions of the Internal Revenue Code. As such, the tax attributes of these companies are included in the individual tax returns of its members for partnerships and not for the Predecessor Company Group. The accompanying consolidated financial statements for the years ended December 31, 2018 and December 31, 2017 and includes $90 thousand and no provision for income taxes for the Predecessor Company Group, respectively.

Broadmark Realty Capital Inc.

Notes to Consolidated Financial Statements

The Predecessor Company Group has completed its determination of the accounting implications of the Tax Cuts and Jobs Act of 2017 on its tax accruals, and the impact was immaterial to the years ended December 31, 2018 and December 13, 2017 financial statements.

Earnings per Share

ASC 260, Earnings Per Share (“ASC 260”) requires the use of the two-class method of computing earnings per share for all periods presented for each class of common stock and participating security as if all earnings for the period had been distributed. Under the two-class method, net income is first reduced for dividends declared on all classes of securities to arrive at undistributed earnings. During periods of net losses, the net loss is reduced for dividends declared on participating securities only if the security has the right to participate in the earnings of the entity and an objectively determinable contractual obligation to share in net losses of the entity. The remaining earnings are allocated to common stockholders and participating securities to the extent that each security shares in earnings as if all of the earnings for the period had been distributed. Each total is then divided by the applicable weighted average number of common shares outstanding during the period to arrive at basic earnings per share. For the diluted earnings, the denominator includes all outstanding shares of common stock and all potential shares of common stock assumed issued if they are dilutive.

For purposes of the Predecessor period which includes the financial results of the Predecessor Company Group, the Company determined that earnings per unit would not be meaningful to the users of this filing, given the different unitholders and members’ equity structures of each individual entity in the Predecessor Company Group.

Recent Accounting Pronouncements

As an emerging growth company, the Jumpstart Our Business Startups (JOBS) Act permits the Company an extended transition period for complying with new or revised accounting standards affecting public companies. The Company has elected to use this extended transition period and adopt certain new accounting standards on the private company timeline, which means that the Company’s financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards on a non-delayed basis.

In June 2016, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update ASU 2016-13, Financial Instruments—Credit Losses (Topic 326), and in 2019 issued ASU 2019-04, which provides codification improvements, and ASU 2019-05, which provides targeted transition relief for entities adopting ASU 2016-13.

Broadmark Realty Capital Inc.

Notes to Consolidated Financial Statements

ASU No. 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates: January 1, 2023. The update finalized various effective date delays for private companies, not-for-profit organizations, and certain smaller reporting companies applying the credit losses, leases, and hedging standards.

The financial instruments-credit losses guidance replaces the incurred loss model with an expected loss model, which is referred to as the current expected credit loss (CECL) model. The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables and held-to maturity debt securities.  It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in certain leases recognized by a lessor.  In addition, the amendments in this Update require credit losses be presented as an allowance rather than as a write-down on available-for-sale debt securities.  The Company has formed a CECL committee that is assessing data and system needs in order to evaluate the impact of adopting the new guidance.  The Company expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the Company adopts the standard. At this time, the impact is being evaluated. The Company is required to adopt the standard on or before the year beginning January 1, 2023.

Pronouncements Adopted

In February 2016, FASB issued ASU No. 2016-02, Leases, which requires lessees to recognize leases on balance sheet and disclose key information about leasing arrangements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases are to be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. The Company adopted the new standard on January 1, 2019 and used the effective date as the date of initial application. Consequently, financial information will not be updated, and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. The new standard provides several optional practical expedients in transition. The Company elected the ‘package of practical expedients’, which permits it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company determined that the adoption of this guidance did not have a material effect on the Company’s results of operations, cash flows and financial condition because the Company is not a party to any material long-term leases.

Broadmark Realty Capital Inc.

Notes to Consolidated Financial Statements

In August 2016, FASB issued ASU No. 2016 15, Classification of Certain Cash Receipts and Cash Payments, which provides guidance regarding the presentation of certain cash receipts and cash payments in the statement of cash flows, addressing eight specific cash flow classification issues, in order to reduce existing diversity in practice. The Company adopted the pronouncement on January 1, 2018. The adoption of ASC 2016-15 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception, (ASU 2017-11). Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company adopted ASU 2017-11 on January 1, 2019 and the adoption did not have a material impact on the Company’s consolidated financial statements.

Note 3 – Business Combination

As discussed in Note 1, the Company entered into a Merger Agreement with Trinity, the Trinity Parties, the Predecessor Companies and the Predecessor Management Companies. The Business Combination was accounted for in accordance with ASC 805, Business Combinations. The Company determined that BRELF II was the accounting acquirer. As such, the Business Combination culminated in two steps: the merger of the Trinity Parties with and into BRELF II as a recapitalization and simultaneous capital issuance, and the acquisition of 100% of the remaining entities within the Predecessor Company Group by BRELF II. In accordance with ASC 805, the merger of the Trinity Parties into BRELF II was accounted for as a recapitalization and is reflected as the issuance of shares for cash. The acquisition of the remaining entities within the Predecessor Company Group by BRELF II was accounted for as a business combination in accordance with ASC 805 using the acquisition method of accounting. Cash proceeds from the recapitalization with Trinity Merger Sub I, Inc. were $327.1 million, partially offset by the consent fee paid to holders of public warrants in the amount of $66.7 million, for net proceeds of $260.4 million. The cash proceeds from the recapitalization with Trinity Merger Sub I, Inc. were used, in part, to pay cash consideration for the acquisition of the Predecessor Company Group and transaction costs (as further described below), leaving approximately $146.9 million remaining.

Separately, the cash and equity consideration transferred per the Merger Agreement was allocated between the legal amounts issued for the recapitalization of BRELF II and the cash and equity issued for the acquisition of the Predecessor Company Group. Given that the Merger Agreement was negotiated at arm’s length and based on the fair value of the entities, the legal consideration best depicted the relative fair value of separating the acquisitions from the recapitalization. The amount of common stock issued in the transaction that was attributable to the recapitalization of BRELF II was $495.5 million, along with $12.7 million of transaction costs, which were recorded as operating expenses and were settled in cash of $11.3 million and common stock of $1.4 million.

Broadmark Realty Capital Inc.

Notes to Consolidated Financial Statements

Total consideration allocated to the Business Combination under ASC 805 is $581.8 million, which was measured at its acquisition date fair value, consisting of $102.2 million in cash and $479.6 million of the Company common stock. Such amounts are inclusive of seller-transaction costs of $13.5 million, settled by the acquirer at closing in cash of $11.9 million and common stock of $1.6 million.

The purchase price allocation of assets acquired, and liabilities assumed have been recorded at their preliminary fair values as of the closing of November 14, 2019, the date of acquisition. The difference between the fair value of net assets acquired, including the value of intangible assets acquired, and the consideration was recorded as goodwill.

The preliminary fair values of assets acquired and liabilities assumed by BRELF II on November 14, 2019 are as follows:

$ (in thousands)
Consideration paid:
Cash	$102,245
Common stock	479,619
Total consideration paid	$581,864

Assets acquired:
Cash and cash equivalents	88,505
Investment in real property	8,413
Mortgage notes receivable	344,837
Interest and fees receivable	2,743
Intangible assets	6,000
Other assets	174
Total Assets	450,672

Liabilities assumed:
Accounts payable and accrued liability	205
Other liabilities	568
Total Liabilities	773
Net assets acquired	449,899

Goodwill	$131,965

The purchase price allocation is preliminary pending final determination of the fair values of certain assets and liabilities. As of December 31, 2019, certain items related to the fair value of intangible assets have not been finalized and may be subject to change as additional information is received. The finalization of these matters and any additional information received that existed as of acquisition date may result in changes to the underlying assets, liabilities and goodwill. These changes may be material. The final determination of these fair values will be completed as soon as possible but no later than one year from the acquisition date.

Broadmark Realty Capital Inc.

Notes to Consolidated Financial Statements

The purchase price for the acquisition was determined based on the Company’s expectations of future earnings and cash flows, resulting in the recognition of goodwill. The purchase consideration was also allocated to the preliminary fair value of identifiable intangible assets, including $6.0 million to customer relationships.

The preliminary fair value of the customer relationships was determined using the replacement cost approach. The cost provides a systematic framework for estimating the value of the intangible asset based on the economic principle of substitution. Under this approach, value is estimated by developing the cost to either replace or reproduce (replicate) the asset as if new. The preliminary useful lives for customer relationships were determined based upon the remaining useful economic lives of the assets that are expected to contribute to future cash flows and approximates between two to five years. Amortization expense is recorded on a straight-line method.

Goodwill predominantly relates to the value of the assembled workforce and intangible assets that do not qualify for separate recognition at the time of the acquisition. The goodwill is not deductible for income tax purposes.

See Note 6 for further information on the estimated useful lives and amortization related to the acquired intangible assets.

As described above, the Company incurred a total of $26.2 million of transaction-related costs for both the Business Combination and the recapitalization of BRELF II, of which $25.8 million was incurred and expensed in the predecessor period and $0.4 million was incurred and expensed in the successor period. Transaction-related expenses are comprised primarily of transaction fees, including legal, finance, consulting, professional fees and other third-party costs. These amounts were recorded as operating expenses in the consolidated statements of income in the periods incurred. At the closing of the transaction in the successor period, the acquirer directly paid (or repaid to the sellers) the amounts owed for such expenses, settling them in a combination of cash and equity. From the perspective of the Successor entity, the settlement of these amounts by the acquirer at closing were allocated between purchase price for the business combination and recapitalization of BRELF II, using a methodology consistent with the allocation of the overall consideration transferred.

Included within the transaction-related expenses referred to above, is a termination fee of $10.0 million related to the termination of certain referral agreements the Predecessor Management Companies had in place with a related entity, which settled in $7.0 million of cash and $3.0 million of the Company common stock at closing.

Supplemental pro forma financial information

When giving effect to the Business Combination as if it closed on January 1, 2018, there are no material differences between historical revenue and earnings of the Company and results on a pro forma basis, except for the timing of transaction costs and amortization expense related to intangible assets, which would have been incurred as of an earlier date. Refer to Note 6 for the future impact of estimated amortization expense related to acquired intangible assets based on the preliminary fair values and preliminary estimated useful lives.

Broadmark Realty Capital Inc.

Notes to Consolidated Financial Statements

Note 4 - Mortgage notes receivable

The stated principal amount of loans receivable in the Company's portfolio represents the Company's interest in loans secured by first deeds of trust and is presented net of interest reserve, construction reserve holdbacks and deferred origination and extension fee income and allowance for loan losses in the consolidated balance sheets.

The interest reserve holdback represents amounts withheld from the funding of certain mortgage notes receivable for the purpose of satisfying monthly interest payments over all or part of the term of the related note. Accrued interest is paid out of the interest reserve and recognized as interest income at the end of each month. The construction reserve holdback represents amounts withheld from the funding of construction loans until the Company's management deems construction to be sufficiently completed. The deferred origination and extension fee income represents amounts that will be recognized over the contractual life of the underlying mortgage notes receivable.

The Company’s lending standards require that all mortgage notes receivable be first position liens and that the maximum loan to value ratio be 65%, and prior to funding, all loan packages will include an appraisal by a third-party qualified appraiser. The maximum amount of a single loan may not exceed 10% and the maximum amount to a single borrower may not exceed 15% of the total assets of the Company.

At December 31, 2019, the Company had mortgage notes receivable, net of $821.6 million. This is comprised of the loan balances less interest reserves of $18.6 million, construction reserves of $253.7 million, deferred fee income of $3.3 million and allowance for loan losses of $4.1 million. At December 31, 2018, the Predecessor Company Group had mortgage notes receivable, net outstanding of $589.6 million. This is comprised of the loan balances less of interest reserves of $28.8 million, construction reserves of $278.0 million and allowance for loan losses of $1.7 million, respectively. The mortgage notes receivable are recorded at their cost, which approximate their face amounts, and interest rates generally range from 10% to 13%. The mortgage notes receivable are considered to be short-term financings, with the expectation of repayment generally within 5 to 12 months. All loans require monthly interest only payments. Most loans are structured with an interest reserve holdback that covers the interest payments for most of the initial term of the loan. Once the interest reserve is depleted, borrowers are expected to make their monthly interest payment within 10 days of month end.

Defaulted mortgage notes receivable

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

Broadmark Realty Capital Inc.

Notes to Consolidated Financial Statements

Non-accrual on defaulted loans and impaired loans

No interest income is reported on mortgage notes receivable that are in default, unless the interest is paid in cash and collectability of all amounts due is reasonably assured. At December 31, 2019 and December 31, 2018, all defaulted and impaired loans were on nonaccrual status and any cash received on these loans was not significant.

The composition of the loan portfolio is as follows:

	Successor	Predecessor
(dollars in thousands)	At December 31, 2019	At December 31, 2018
Current mortgage notes receivable	$796,017	$580,003
Defaulted and impaired loans (1)	32,949	11,273
Outstanding balances for mortgage notes receivable before deferred fees and allowance for loan losses	828,966	591,276
Less:
Deferred fees	3,281	-
Allowance for loan losses	4,096	1,704
Carrying value for mortgage notes receivable	$821,589	$589,572

(1) Average recorded investment in defaulted and impaired loans was $2.2 million and $2.1 million for the year ended December 31, 2019 and December 31, 2018, respectively.

The following table summarizes the activity in the allowance for loan loss, as of and for the periods indicated. All of the allowance for loan losses relates to loans in default. During the year ended, December 31, 2017, there was provision expense and associated charge-offs of $0.3 million.

(dollars in thousands)	Allowance for loans in default	Total reserves

Beginning January 1, 2018 (Predecessor)	$-	$-
Provision for loan losses	1,783	1,783
Charge offs	(340)	(340)
Recoveries	261	261
Ending December 31, 2018 (Predecessor)	1,704	1,704
Provision for loan losses	3,342	3,342
Charge offs	(452)	(452)
Recoveries	-	-
Ending November 14, 2019 (Predecessor)	4,594	4,594

Beginning November 15, 2019 (Successor) (1)	4,096	4,096
Provision for loan losses	-	-
Charge offs	-	-
Recoveries	-	-
Ending December 31, 2019 (Successor)	$4,096	$4,096

(1) The balance at November 15, 2019 (Successor) represents the allowance of the acquirer, BRELF II.

Broadmark Realty Capital Inc.

Notes to Consolidated Financial Statements

Note 5 – Fair value measurements

ASC 820, “Fair Value Measurements and Disclosures”, requires the categorization of fair value measurement into three broad levels of the fair value hierarchy as follows:

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

The following table sets forth by level within the fair value hierarchy assets and liabilities measured and reported at fair value on a recurring and nonrecurring basis, as well as for which fair value is only disclosed, as of December 31, 2019:

(dollars in thousands)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
Warrant Liability (A)	$-	$-	$5,492
Real property (B)	-	-	5,837
Mortgage notes receivable (C)	-	-	821,589
Total	$-	$-	$832,918

A)	Warrant liability derivative measured at fair value on a recurring basis.

B)	Real estate property is measured at lower of cost or market, a non-recurring measurement of fair value.

C)	Mortgage notes receivable are held at amortized cost. At December 31, 2019, the carrying value of Mortgage notes receivable approximates fair value.

The following table sets forth by level within the fair value hierarchy assets and liabilities measured and reported at fair value on a recurring and nonrecurring basis, as well as for which fair value is only disclosed, as of December 31, 2018:

	Quotes prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
Real estate property (A)	$-	$-	$12,091
Mortgage notes receivable (B)	-	-	589,572
Total	$-	$-	$601,663

A)	Real estate property is measured at lower of cost or market, a non-recurring measurement of fair value.
B)	Mortgage notes receivable are held at amortized cost. At December 31, 2018, the carrying value of Mortgage notes receivable approximates fair value.

Broadmark Realty Capital Inc.

Notes to Consolidated Financial Statements

The following table presents additional information about valuation methodologies and inputs used for assets that are measured at fair value and categorized within Level 3 as of December 31, 2019 and 2018 (amounts in thousands):

Investments	At December 31, 2019	At December 31, 2018	Valuation technique	Unobservable input	Range of inputs
(dollars in thousands)	(Successor)	(Predecessor)
Warrant liability	$5,492	$-	Valuation Model	Equity Volatility	0%-5%
Mortgage notes receivable	821,589	589,572	Market Comparable	Adjustment to Appraisal Value	0% - 10%
Real property	5,837	12,091	Market Comparable	Adjustment to Appraisal Value	0% - 10%
Total	$832,918	$601,663

Fair value on a recurring basis

In connection with the Mergers, Trinity Merger Corp. issued $75 million of common stock, along with 7.2 million warrants and an optional subscription of up to $25 million of additional common stock (the “Farallon Optional Subscription”) in a private placement transaction with certain entities affiliated with Farallon Capital Management, LLC (“Farallon”). The Company accounts for the Farallon Optional Subscription as a derivative and, in accordance with ASC 815, the Company measures at fair value on a recurring basis. The value of this warrant liability is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheet. The initial value was $0.6 million and a $4.9 million increase in value was recorded as other expense in the consolidated statement of income for the period from November 15, 2019 through December 31, 2019. The Farallon Optional Subscription is valued using a pricing model that primarily incorporates observable inputs such as the Company’s common stock price, exercise price term of the option and the risk-free rate, however, it also incorporates an assumption for equity volatility based on the volatility of the common stock of comparable public companies. As the result of the Company using unobservable inputs in the valuation, the Company classifies the Farallon Optional Subscription as Level 3 within the fair value hierarchy.

Fair value on a nonrecurring basis

Investments in real properties are initially recorded at the acquisition cost less estimated costs to dispose, which approximates fair value. Upon transfer from mortgage notes receivable to investment in real estate property, the fair value less costs to sell becomes the new cost for the property. Costs related to acquisition, development, construction and improvements are capitalized. At each reporting date, the fair value of real properties is based upon the most recent independent third-party appraisals of value discounted based upon the Company’s experience with actual liquidation values. These discounts to the appraisals generally range from 0% to 10%. As the result of the Company using unobservable inputs in the valuation, the Company classifies investments in real properties as Level 3 within the fair value hierarchy.

Broadmark Realty Capital Inc.

Notes to Consolidated Financial Statements

Fair value disclosure only

For certain of the Company’s financial instruments, including cash equivalents, interest and fees receivable, other receivables, accounts payable, and accrued liabilities, which are classified under Level 1 within the fair value hierarchy, the carrying amounts approximate fair value due to their short-term maturities.

For mortgage notes receivable, fair values are based on discounted cash flows considering interest rate risk and creditworthiness of the borrower or, in the case of loans in default, based on the value of the underlying collateral. The mortgage notes receivable are secured by first deeds of trust, security agreements or legal title to real estate located in the United States. The mortgage notes receivable generally have terms ranging between 5 and 12 months and may be extended by paying additional fees. Due to the short-term maturity of the mortgage notes receivable, a premium or discount is not relevant and carrying value approximates fair value. As a result of the use of unobservable inputs, including discount rates and third-party appraisals, the Company classifies mortgage notes receivable as Level 3 within the fair value hierarchy.

Note 6 – Goodwill and Intangible Assets

Goodwill

All of the Company’s goodwill relates to the Business Combination and there have been no changes to the amount recorded for the period from November 15, 2019 through December 31, 2019.

Intangible Assets

All of the Company’s intangible assets, which resulted from purchase accounting for the merger relate to the value of customer relationships and the recorded amounts as of December 31, 2019 consist of the following:

(dollars in thousands)	Acquired Intangibles
Asset Type
Customer relationships	$6,000
Less Accumulated Amortization	1,030
$4,970

The weighted average life remaining of the intangible assets is approximately 2.7 years. Amortization expense for the next three years, based on preliminary valuations and determinations of useful lives, is expected to be as follows:

	Year ended December 31,
(dollars in thousands)	2020	2021	2022
Estimated future intangible amortization expense	$1,728	$1,728	$1,514

Broadmark Realty Capital Inc.

Notes to Consolidated Financial Statements

Note 7 - Stockholders’ Equity and Members’ Equity

Stockholders’ Equity (Successor)

Common Stock

The Company is authorized to issue 500,000,000 shares of common stock with a par value of $0.001 per share and 100,000,000 shares of preferred stock with a par value of $0.001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At December 31, 2019, there were 132,015,635 shares of common stock issued and outstanding and no shares of preferred stock issued and outstanding.

PIPE Investment

In connection with, but prior to, the Business Combination and concurrently with the execution of the Merger Agreement, the Company entered into certain subscription agreements (the “PIPE Subscription Agreements”) with Farallon Capital Partners, L.P., Farallon Capital Institutional Partners, L.P., Farallon Capital Institutional Partners II, L.P., Farallon Capital Institutional Partners III, L.P., Four Crossings Institutional Partners V, L.P., and Farallon Capital (AM) Investors, L.P., each an entity affiliated with Farallon Capital Management, L.L.C. (collectively, the “Farallon Entities”), for a private placement (the “PIPE Investment”) of the Company common stock. Pursuant to the PIPE Subscription Agreements, the Company issued and sold to the Farallon Entities $75.0 million of shares of the Company common stock in the aggregate at a price per share equal to the reference price of approximately $10.45 (the “Reference Price”) immediately prior to the consummation of the Business Combination. The PIPE Investment was conditioned on the substantially concurrent closing of the Mergers and other customary closing conditions.

Warrants

Warrant Exchange and Company Warrants:

In connection with, but prior to, the Business Combination, warrant holders that held public warrants of Trinity (the “Trinity Public Warrants”) and private warrants of Trinity (the “Trinity Private Placement Warrants” and, together with the Trinity Public Warrants, the “Trinity Warrants”) approved an amendment (the “Initial Warrant Amendment”) to the terms of Trinity’s warrant agreement (the “Warrant Agreement”). Upon the completion of the Business Combination, (i) the anti-dilution provisions contained in the Warrant Agreement relating to the payment of cash dividends and applicable to both the Trinity Public Warrants and the Trinity Private Placement Warrants were amended; (ii) each of the outstanding Trinity Public Warrants, which entitled the holder thereof to purchase one share of Trinity’s Class A common stock, par value $0.0001 per share (the “Trinity Class A Common Stock”), at an exercise price of $11.50 per share, became exercisable for one-quarter of one share of the Company’s common stock at an exercise price of $2.875 per one-quarter share ($11.50 per whole share), and (iii) each holder of a Trinity Public Warrant received, for each such Trinity Public Warrant (in exchange for the amendment to cash dividend anti-dilutive provision and reduction in the number of shares for which such Trinity Public Warrants were exercisable), a consent fee of $1.60 for a total payment of $66.7 million which was paid upon completion of the Business Combination.

Broadmark Realty Capital Inc.

Notes to Consolidated Financial Statements

Upon completion of the Business Combination, each outstanding Trinity Public Warrant automatically converted into an equal number of warrants issued by the Company that are publicly traded (the “Company Public Warrants”) and each outstanding Trinity Private Placement Warrant automatically converted into an equal number of warrants issued by the Company that are privately held (the “Company Private Placement Warrants”) and, together with the Company Public Warrants, the “Company Warrants”), and became exercisable on the same terms as were in effect with respect to such Trinity Public Warrants or Trinity Private Placement Warrants, respectively, immediately prior to the Business Combination, as amended by the Initial Warrant Amendment. Pursuant to the Initial Warrant Amendment, a holder of Trinity Public Warrants may not exercise its Trinity Public Warrants for fractional shares of the Company’s common stock and therefore only four Trinity Public Warrants (or a number of Trinity Public Warrants evenly divisible by four) may be exercised at any given time by the holder of Trinity Public Warrants.

The Company Warrants meet each of the requirements for equity classification.

Farallon PIPE Warrants:

In connection with the PIPE Investment, the Company issued 7.2 million warrants to the Farallon Entities in an amount equal to the number of shares of common stock purchased pursuant to the initial $75.0 million investment with the same terms as the Company Public Warrants (“Farallon PIPE Warrants”) and an expiration date of five years following the Business Combination. The 7.2 million Farallon PIPE Warrants are exercisable for approximately 1.8 million shares of common stock in the aggregate.

The Farallon PIPE Warrants meet each of the requirements for equity classification.

Immediately after the closing of the Business Combination, the Company had 34.5 million Company Public Warrants outstanding, 7.2 million Farallon PIPE Warrants and 5.2 million Company Private Placement Warrants outstanding. The publicly traded warrants are listed on the NYSE American LLC (“NYSE Amex”) under the ticker symbol “BRMK WS.”

As of December 31, 2019, there were 34.5 million Company Public Warrants, 7.2 million Farallon PIPE Warrants and 5.2 million Company Private Placement Warrants outstanding to purchase approximately 15.6 million shares of common stock in the aggregate at a price of $11.50 per share.

Broadmark Realty Capital Inc.

Notes to Consolidated Financial Statements

Farallon Optional Subscription

Additionally, as part of the PIPE Investment, the Farallon Entities have an option to purchase up to $25 million of additional shares of common stock, which will be exercisable during the 365-day period following the consummation of the Business Combination at the Reference Price (the “Farallon Optional Subscription”). The Farallon Entities are entitled to cash settle, in whole or in part, the exercise of the Farallon Optional Subscription, and therefore, the Farallon Optional Subscription does not meet the requirements for equity classification and is assumed to be settled in cash and therefore classified as a liability in the Company’s consolidated balance sheet. The liability for the Farallon Optional Subscription was $0.6 million as of November 15, 2019 and $5.5 million as of December 31, 2019 and is included in accounts payable and accrued liabilities.

The fair value of the warrant liability was estimated using a lattice model in accordance with ASC 820, Fair Value, using the assumptions noted below in the following table. Expected volatility is based on the historical volatility of a peer group of public companies. The risk-free interest rate is based on the US Treasury Constant Maturity curve, commensurate with the time to expiry of warrants.

	As of November 15, 2019	As of December 31, 2019
Expected volatility	12.0%	13%
Expected dividend yield	11.3%	7.3%
Expected life (in years)	1.0	0.9
Risk-free interest rate	1.6%	1.6%

Broadmark Realty Capital Inc.

Notes to Consolidated Financial Statements

Earnings per Share

The Company presents both basic and diluted earnings per share (“EPS”) amounts in its consolidated financial statements. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted EPS reflects the maximum potential dilution that could occur from the Company’s outstanding warrants and restricted stock units. The Company considers two ways to measure dilution to earnings per share: (a) calculate the net number of shares that would be issued assuming any related proceeds are used to buy back outstanding shares (the treasury stock method), or (b) assume the gross number of shares are issued and calculate any related effects on net income available for shareholders, considering participating securities, such as certain unvested restricted stock units which are entitled to nonforfeitable dividends rights (the two-class method). For the period presented within these consolidated financial statements, the two-class method was deemed to be insignificant. As appropriate, the Company's policy is to apply the more dilutive methodology upon issuance of such instruments. The table below presents the computation of basic and diluted net income per share of common stock for the period from November 15, 2019 through December 31, 2019 (Successor).

Successor
(dollars and shares in thousands except per share amounts):	Period from November 15, 2019 through December 31, 2019
Basic Earnings
Net income and Basic Earnings	$5,313

Diluted Earnings
Net income and Diluted Earnings	$5,313
Number of Shares:
Basic weighted-average shares of common stock outstanding (a)	132,111
Shares for warrants and restricted stock units	388
Diluted weighted-average shares of common stock outstanding (b)	132,499
Earnings Per Share Attributable to common stockholders
Basic	$0.04
Diluted	$0.04

Broadmark Realty Capital Inc.

Notes to Consolidated Financial Statements

a)	Basic weighted-average shares of common stock outstanding include approximately 96 thousand restricted stock units which were deemed to be granted on November 15, 2019. Such awards were fully vested when granted and are issuable to the holder for no consideration and therefore were included as outstanding for purposes of calculating the number of basic weighted-average shares of common stock outstanding for the successor period.

b)	The Company excludes anti-dilutive shares from calculation of weighted-average shares for diluted earnings per share. There were 2.4 million shares related to warrants which have a cash settlement feature at the option of the holder, which are not included in the above calculation of diluted earnings per share because in doing so they were anti-dilutive.

Members’ Equity (Predecessor)

Members’ Equity is presented on a consolidated basis for the Predecessor Company Group, which includes the consolidated preferred units for the Predecessor Companies and the total consolidated Class A and Class P units for the Predecessor Management Companies. The applicable Predecessor Management Company (as defined previously) was the sole common unit holder of the Predecessor Company it managed, and, therefore all common units have been eliminated in the preparation of the consolidated Predecessor Company Group financial statements, as they represent intra-entity balances between entities within the consolidated Predecessor Company Group.

Predecessor Companies

Preferred Units of the Predecessor Companies

Effective with certain of the Predecessor Companies REIT elections, the preferred units were exchanged in a reverse split of one unit for each 100 preferred units outstanding. As of December 31, 2018, there were 6,817,701 preferred units outstanding on a consolidated basis for the four Predecessor Companies. After one year, preferred unit holders were permitted to request redemptions from available cash, subject to the applicable gate and the Predecessor Company’s manager’s sole discretion to establish reserves and to determine cash available for redemptions. All redemption requests made in any calendar quarter were paid from available cash on the first day of the subsequent quarter. The actual redemption amount was equal to the unit value in effect at the time of the redemption payment, multiplied by the number of units redeemed by the member. No new mortgages were funded until all outstanding redemption requests from the previous quarters were met subject to the applicable gate and available cash, with the exception of draws on construction loans, which were funded irrespective of outstanding redemption requests. The preferred unit holders of each Predecessor Company had the right by majority vote to replace the manager.

Preferred unit holders of the Predecessor Companies expected to receive a monthly preferred return, per preferred unit held, determined as of the date the distribution of the preferred return was declared. The preferred return was paid out of the fees and other income received. The preferred return was not guaranteed and was only paid monthly to the extent earned by the Predecessor Companies.

Broadmark Realty Capital Inc.

Notes to Consolidated Financial Statements

Distributions of the Predecessor Companies

The Predecessor Companies made distributions of available cash at the discretion of the manager; however, generally the Predecessor Companies made distributions of preferred return monthly within 15 days after the last day of the previous month. Distributions, when made, were made to and among the members and manager as follows:

(a) First, to and among all the members any fee -based income (defined as 20% of the loan fee income received from origination points, late fees and renewal fees);

(b) Second, to and among the members, pro rata in accordance with their preferred units, the unpaid preferred return (for the current month if any, inclusive of the fee -based income) due to each member as of the date of distribution; and

(c) Thereafter, after deducting expenses, the distribution of residual earnings was as follows:

(i) Eighty percent (80%) to the preferred unit holder’s pro rata; and

(ii) Twenty percent (20%) to the manager.

Earnings Per Unit:

The Company determined that earnings per unit would not be meaningful to the users of these financial statements for the Predecessor period.

Note 8 - Income Taxes

For the Successor period, a subsidiary of the Company has elected to be treated as a Taxable REIT Subsidiary (TRS). Having a TRS permits the Company to participate in certain activities from which REITs are generally precluded, as long as these activities meet specific criteria, are conducted within the parameters of certain limitations established by the Code and are conducted in entities which elect to be treated as taxable subsidiaries under the Code. To the extent these criteria are met, the Company will continue to maintain its qualification as a REIT.

The Company generally must distribute annually at least 90% of its net taxable income, subject to certain adjustments and excluding any net capital gain, in order for U.S. federal income tax not to apply to the Company’s earnings that it distributes. To the extent that the Company satisfies this distribution requirement but distributes less than 100% of its net taxable income, the Company will be subject to U.S. federal income tax on its undistributed taxable income. In addition, the Company will be subject to a 4% nondeductible excise tax if the actual amount that it pays out to its stockholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws.

The Company’s qualification as a REIT also depends on its ability to meet various other requirements imposed by the Code, which relate to organizational structure, diversity of stock ownership, and certain restrictions with regard to the nature of assets and the sources of income. Even if the Company qualifies as a REIT, it may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If the Company fails to maintain its qualification as a REIT for any taxable year, the Company may be subject to material penalties as well as federal, state, and local income tax on its taxable income at regular corporate rates and the Company would not be able to qualify as a REIT for the subsequent four full taxable years. As of December 31, 2019, the Company was in compliance with all REIT requirements.

Broadmark Realty Capital Inc.

Notes to Consolidated Financial Statements

Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s consolidated financial statements of a contingent tax liability for uncertain tax positions. Additionally, there were no amounts accrued for penalties or interest as of or during the periods presented in these consolidated financial statements.

The state and local tax jurisdictions for which the Company is subject to tax-filing obligations recognize the Company’s status as a REIT, and therefore, the Company generally does not pay income tax in such jurisdictions. The Company may, however, be subject to certain minimum state and local tax filing fees as well as certain excise or business taxes. The Company’s TRS is subject to federal, state and local taxes.

The Predecessor was treated as a partnership for U.S. federal, and most applicable state and local income tax purposes. As a partnership, Predecessor was not subject to entity-level federal or state income taxation. Any taxable income or loss generated by Predecessor was passed through to, and included in, the taxable income or loss of its members on a pro rata basis. For any periods in which the Predecessor Companies were a REIT any undistributed earnings would have been subject to federal or state income taxation where applicable.

Note 9 - Equity Incentive Plan

Stock Incentive Plan (Successor)

On November 14, 2019, the Company established the Broadmark Realty 2019 Stock Incentive Plan (the “Plan”), which allows for the issuance of up to 5,000,000 stock options, stock appreciation rights, restricted stock awards, restricted stock units or other equity-based awards or any combination thereof to the directors, employees, consultants or any other party providing services to the Company. The Plan is administered by the compensation committee of the Company’s board of directors.

As of December 31, 2019, 4,569,378 share awards were available to be issued under the Plan after giving effect to the granted RSUs in 2019 for financial reporting purposes for which final legal approvals were completed in February 2020. The Company awarded 430,622 restricted stock units (RSUs) to company executives, the Company’s non-executive Chairman and the Company’s non-executive officer employees with grant dates during the Successor Period for financial reporting purposes. The RSUs awarded vest immediately for one grant, but generally from one to three years depending the terms of the specific award.

All RSUs awarded will be settled upon vesting in shares of Company common stock. If (i) the recipient becomes disabled and the recipient’s employment or service is terminated as a result, (ii) the recipient dies during the vesting period, or (iii) solely with respect to the Company’s Chief Executive Officer and Chief Financial Officer, the recipient’s employment is terminated without Cause (as defined in the Plan) in connection with or within 24 months following a Change in Control (as defined in the Plan), then the vesting of the RSUs will fully accelerate as of the date of termination of employment.

Dividend equivalents will not be paid on RSUs granted to executive officers and directors until settlement of those RSUs in shares of Company common stock and these are not considered participating securities.

Broadmark Realty Capital Inc.

Notes to Consolidated Financial Statements

The RSU’s granted to non-executive officer employees are considered participating or entitled to receive all dividends and other distributions paid with respect to those unvested shares of Common Stock, unless determined otherwise by the Compensation Committee.

If an award granted under the Plan expires or terminates, the shares subject to any portion of the award that expires or terminates without having been exercised or paid will again become available for the issuance of additional awards.

The following table summarizes the activity related to RSUs deemed to occur for financial reporting purposes during the period from November 15, 2019 through December 31, 2019 (Successor):

	Shares	Weighted Average Grant Date Fair Market Value
Outstanding at November 15, 2019 (Successor)	-	-
Granted	430,622	$11.08
Vested	(95,694)	$11.08
Forfeited	-	-
Outstanding at December 31, 2019 (Successor)	334,928	$11.08

For the period from November 15, 2019 through December 31, 2019 (Successor), the Company recognized compensation related to RSUs of $1.4 million based on amortizing the fair value of the awards over the service (vesting) period. As of December 31, 2019, there was $2.6 million of net unrecognized compensation cost related to unvested stock-based compensation arrangements. This compensation is recognized on a straight-line basis with over half of the compensation expected to be expensed in the next twelve months and has a weighted-average recognition period of 1.8 years.

Profits Interests and Equity Compensation (Predecessor)

The Predecessor Company Group expensed the fair value of share-based compensation awards granted to its employees and directors over the period each award vests. Compensation cost was measured using the Black-Scholes model. The Predecessor Company Group expensed the fair value of restricted unit awards granted to our employees over the period each award vests.  There were 0, 1,500 and 150 units granted during 2017, 2018 and 2019 at $0, $645 and $11,717 per unit, respectively, which vested ratably over 48 months.  The fair value of restricted unit awards is equal to the fair value of the Company’s units at the date of grant. The units were valued using an internal model with market inputs available on the date of grant. As of December 31, 2018, there was $0.7 million of total unrecognized compensation cost related to non-vested restricted unit awards. The restricted units were settled as part of the Business Combination and therefore there were no amounts recognized during the period from November 15, 2019 through December 31, 2019 (Successor).

Broadmark Realty Capital Inc.

Notes to Consolidated Financial Statements

Note 10 - Commitments and contingencies

The Company's commitments and contingencies include usual obligations incurred by real estate companies in the normal course of business. These include interest reserves and construction holdbacks as disclosed in Note 4. In the opinion of management, these matters will not have a material adverse effect on the Company's financial position and results of operations.

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

Concentration Risk

The Company originates primarily short-term commercial and single-family construction and land development mortgage notes receivable secured by first deeds of trust, mortgages or legal title in real property located in 14 states and the District of Columbia. The Company’s loan portfolio is also concentrated within ten counties, the largest being King County, Washington, which comprises the cities of Seattle and Bellevue. As of December 31, 2019, the top ten counties make up 54.6% of the face amount of loans in the Company’s total portfolio.

Note 11 - Related party transactions

Predecessor Period

The Predecessor Management Companies performed loan closing and loan servicing for the Predecessor Companies within the Predecessor Company Group. The Predecessor Management Companies received reimbursement of their costs related to performing such services.

Tranceka Capital, LLC (formerly known as Broadmark Capital, LLC and referred to herein as “Tranceka Capital”), a related party not included in the Predecessor Company Group, leased office space, a portion of which was occupied by the Predecessor Management Companies on a month to month basis during the predecessor period. MgCo I reimbursed Tranceka Capital for 80% of the cost of the office lease and for certain other office costs. Subsequent to the Business Combination, the Company assumed the lease from Tranceka Capital.

Under Financial Advisory/Investment Banking Agreements between Tranceka Capital and certain of the Predecessor Management Companies, Tranceka Capital provided services to the applicable Predecessor Management Company related to raising capital for the applicable Predecessor Company. Under these agreements, Tranceka Capital was paid a commission from the Company of 1% in the month capital was raised, and after 12 months also received a “tail” commission of 0.5% per year, payable in quarterly installments. These agreements terminated on November 14, 2019.

Broadmark Realty Capital Inc.

Notes to Consolidated Financial Statements

Note 12 - Selected Quarterly Financial Data (Unaudited)

The following table sets forth the selected quarterly financial data for the Company.

	For the Period from November 15 to December 31,	For the Period from October 1 to November 14,	For the Quarters Ended September 30,	For the Quarters Ended June 30,	For the Quarters Ended March 31,
(dollars and shares in thousands except per share amounts)	Successor	Predecessor
2019:
Revenue	$15,974	$14,073	$34,581	$36,573	$29,783
Net income	5,313	(12,125)	25,856	31,202	24,990
Earnings per common share data:
Earnings per share
Basic and diluted	$0.04	$-	$-	$-	$-
Weighted average number of common shares:
Basic	132,111	-	-	-	-
Diluted	132,499	-	-	-	-

The consolidated statements of income prior to November 14, 2019 represented the activity of the Predecessor. The Company determined that earnings per unit would not be meaningful to the users of this filing, given the different unit holders and members’ equity structures of each individual entity in the Predecessor Company Group.

	For the Quarters Ended
(dollars in thousands)	December 31,	September 30,	June 30,	March 31,
	Predecessor
2018:
Revenue	$28,972	$28,027	$21,500	$17,348
Net income	24,290	24,520	18,438	14,503

Broadmark Realty Capital Inc.

Notes to Consolidated Financial Statements

Note 13 - Subsequent events

Dividend Declaration

On January 10, 2020, the Company’s board of directors declared a common stock dividend of $0.08 per share of for the month of January 2020, which was paid on February 14, 2020 to stockholders of record as of January 31, 2020.

On February 18, 2020, the Company’s board of directors declared a common stock dividend of $0.08 per share of for the month of February 2020, which was paid on March 13, 2020 to stockholders of record as of February 28, 2020.

On March 10, 2020, the Company’s board of directors declared a common stock dividend of $0.08 per share of for the month of March 2020, which is payable on April 13, 2020 to stockholders of record as of March 31, 2020.

Subsequent to December 31, 2019 through March 16, 2020, the Company originated and/or refinanced 18 mortgage notes receivable with a total commitment of $100.9 million.

Private REIT

In March 2020, the Company formed a newly organized real estate finance company called Broadmark Private REIT, LLC (the “Private REIT”) that primarily participates in short-term, first deed of trust loans secured by real estate to fund the construction and development of, or investment in, residential or commercial properties located in the United States that are originated, underwritten and serviced by a subsidiary of the Company. The Private REIT will be managed by Broadmark Private REIT Management, LLC, a subsidiary of the Company. Similar to the Company, the Private REIT’s investment objective is to provide attractive risk-adjusted returns primarily through origination fees and income primarily generated from its real estate loan portfolio. The Private REIT expects to elect to qualify as a REIT commencing with its initial taxable year of 2020.