Form 10-Q
period 2020-03-31
Broadmark Realty Capital Inc.
filed 2020-05-11
CIK 1784797

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended 3/31/2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 001‑39134

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

Indicate by check mark whether the registrant  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐ No ☒

As of May 8, 2020, there were 132,111,329 shares of common stock outstanding.

Broadmark Realty Capital Inc.

		Page

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
	UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2020 AND DECEMBER 31, 2019	2
	UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2020 (SUCCESSOR) AND THREE MONTHS ENDED MARCH 31, 2019 (PREDECESSOR)	3
	UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY FOR THE THREE MONTHS ENDED MARCH 31, 2020 (SUCCESSOR) AND THREE MONTHS ENDED MARCH 31, 2019 (PREDECESSOR)	4
	UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2020 (SUCCESSOR) AND THREE MONTHS ENDED MARCH 31, 2019 (PREDECESSOR)	6
	NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	7
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	28
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	35
ITEM 4.	CONTROLS AND PROCEDURES	36

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	38
ITEM 1A.	RISK FACTORS	38
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	39
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	39
ITEM 4.	MINE SAFETY DISCLOSURES	39
ITEM 5.	OTHER INFORMATION	39
ITEM 6.	EXHIBITS	39

SIGNATURES		41

Broadmark Realty Capital Inc.

Unaudited Condensed Consolidated Balance Sheets

(Dollar amounts in thousands, except share amounts)

	March 31, 2020	December 31, 2019
Assets
Cash and cash equivalents	$258,435	$238,214
Mortgage notes receivable, net	782,752	821,589
Interest and fees receivable	6,459	4,108
Investment in real property, net	3,703	5,837
Intangible assets, net	874	4,970
Goodwill	136,965	131,965
Other Assets	5,880	2,046
Total assets	$1,195,068	$1,208,729

Liabilities and Equity
Accounts payable and accrued liabilities	$3,534	$8,415
Dividends payable	10,569	15,842
Total liabilities	$14,103	$24,257
Commitments and Contingencies
Common stock, $0.001 par value, 500,000,000 shares authorized, 132,111,329 and 132,015,635 shares issued and outstanding at March 31, 2020 and December 31, 2019	132	132
Preferred Stock, $0.001 par value, 100,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2020 and December 31, 2019	—	—
Additional Paid in Capital	1,210,034	1,209,120
Accumulated deficit	(29,201)	(24,780)
Total equity	1,180,965	1,184,472
Total liabilities and equity	$1,195,068	$1,208,729

See accompanying notes to unaudited condensed consolidated financial statements

Broadmark Realty Capital Inc.

Unaudited Condensed Consolidated Statements of Income

(Dollar amounts in thousands, except share and per share amounts)

	Successor	Predecessor
	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2020	2019(2)
Revenues
Interest income	$24,553	$20,623
Fee income	7,215	9,160
Total Revenue	31,768	29,783
Other Income:
Change in fair value of optional subscription liabilities	4,604	—
Expenses
Impairment:
Loan loss provision (recovery)	3,622	(224)
Operating expenses:
Compensation and employee benefits	3,193	1,928
General and administrative	2,278	3,090
Total Expenses	9,093	4,794
Income before income taxes	27,279	24,989
Income tax provision	—	—
Net income	$27,279	$24,989
Earnings per common share: (1)
Basic	$0.21	—
Diluted	$0.21	—
Weighted-average shares of common stock outstanding, basic and diluted
Basic	132,111,329	—
Diluted	132,336,315	—

See accompanying notes to unaudited condensed consolidated financial statements

(1)

The Company determined that earnings per unit in the Predecessor periods would not be meaningful to the users of this filing, given the different unit holders and members' equity structures of each individual entity in the Predecessor Company Group.

(2)	Predecessor periods are combined as disclosed in Note 1.

Broadmark Realty Capital Inc.

Unaudited Condensed Consolidated Statement of Stockholders' Equity

(Dollar amounts in thousands, except share amounts)

	Preferred		Common stock		Additional	Retained Earnings
	Shares	Amount	Shares	Amount	Paid-in Capital	(Accumulated Deficit)	Total
Balances as of December 31, 2019	—	$—	132,015,635	$132	$1,209,120	$(24,780)	$1,184,472
Issuance of shares from vested RSUs	—	—	95,694	—	—	—	—
Net Income	—	—	—	—	—	27,279	27,279
Dividends	—	—	—	—	—	(31,700)	(31,700)
Share based compensation expense	—	—	—	—	914	—	914
Balances as of March 31, 2020	—	$—	132,111,329	$132	$1,210,034	$(29,201)	$1,180,965

See accompanying notes to unaudited condensed consolidated financial statements.

Broadmark Realty Capital Inc.

Unaudited Condensed Consolidated Statement of Stockholders' Equity

(Dollar amounts in thousands, except share amounts)

	Class A Units		Class P Units		Preferred Units		Paid in	Retained Earnings
	Units	Amount	Units	Amount	Units (1)	Amount	Capital	(Accumulated Deficit)	Total
Balances as of December 31, 2018 (Predecessor)	20,950	$1	50	$—	6,827,701	$684,979	$767	$(637)	$685,110
Contributions	850	200	—	—	796,028	79,535	—	—	79,735
Reinvestments	—	—	—	—	71,086	7,094	—	—	7,094
Net Income	—	—	—	—	—	—	—	24,989	24,989
Distributions	—	—	—	—	—	—	—	(24,134)	(24,134)
Redemptions	—	—	—	—	(133,513)	(13,331)	—	—	(13,331)
Compensation expense related to grant of profits interest	(100)	—	100	—	—	—	734	—	734
Grants of restricted units	150	—	—	—	—	—	134	—	134
Balances as of March 31, 2019 (Predecessor)	21,850	$201	150	$—	7,561,302	$758,277	$1,635	$218	$760,331

See accompanying notes to unaudited condensed consolidated financial statements.

Broadmark Realty Capital Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	Successor	Predecessor
	Three Months Ended	Three Months Ended
	March 31,	March 31,
(dollars in thousands)	2020	2019(1)
Cash flows from operating activities
Net income	$27,279	$24,989
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	(904)	—
Depreciation	—	18
Compensation expense related to grant of profits interest	—	734
Share-based compensation expense for restricted stock units	914	—
Grants of restricted units	—	134
Provision for loan losses	3,622	(224)
Write down of investment in real property	—	686
Fair value adjustment to optional subscription liability	(4,604)	—
Changes in operating assets and liabilities:
Interest and fees receivable	(2,351)	(1,185)
Change in other assets	(53)	109
Accounts payable and accrued liabilities	(277)	(450)
Net cash provided by operating activities	23,626	24,811
Cash flows from investing activities:
Investments in fixed assets	—	(14)
Proceeds from sale of real property	2,213	407
Improvements to investments in real property	(79)	(66)
Change in mortgage notes receivable	31,434	(71,236)
Net cash provided by (used in) investing activities	33,568	(70,909)
Cash flows from financing activities:
Contributions from members	—	79,535
Contributions received in advance	—	(117)
Dividends paid	(36,973)	—
Distributions	—	(16,116)
Redemptions of members	—	(13,331)
Net cash provided by (used in) financing activities	(36,973)	49,971
Net increase in cash and cash equivalents	20,221	3,873
Cash and cash equivalents, beginning of period	238,214	112,234
Cash and cash equivalents, end of period	$258,435	$116,107
Supplemental disclosure of non-cash investing and financing activities
Dividends payable	10,569	—
Reinvested distributions	—	7,094
Measurement period adjustment to goodwill and intangible assets	5,000	—

See accompanying notes to the unaudited condensed consolidated financial statements

(1)	Predecessor periods are combined as disclosed in Note 1.

Broadmark Realty Capital Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 - Organization and business

Broadmark Realty Capital Inc. (“Broadmark Realty,” “Company”, or “Successor”) is an internally managed commercial real estate finance company that offers short-term, first deed of trust loans, secured by real estate to fund the construction and development of, or investment in, residential or commercial properties. Broadmark Realty’s objective to preserve and protect shareholder capital while producing attractive risk-adjusted returns primarily through dividends generated from current income from its loan portfolio. Broadmark Realty operates in select states that it believes to have favorable demographic trends, and those which provide a more efficient and quicker access to collateral in the event of borrower default.

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

The consolidated subsidiaries of Broadmark Realty after the Business Combination include BRMK Lending, LLC, BRMK Management, Corp., and Broadmark Private REIT Management, LLC. BRMK Lending originates short-term, first position loans secured by deeds of trust on real estate. BRMK Management, Corp. (“Manager”) manages the underwriting, closing, servicing and disposition of mortgage notes, and performs all general and administrative duties. Broadmark Private REIT Management, LLC (“Private Manager”) was designed to manage the newly organized Broadmark Private REIT, LLC (“Private REIT”), an unconsolidated affiliate of the Company, that primarily participates in loans originated, underwritten and serviced by a subsidiary of Broadmark Realty.

Broadmark Realty intends to elect to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with the tax period ending December 31, 2019. Broadmark Realty generally will not be subject to U.S. federal corporate income tax on that portion of its net income that is distributed to stockholders if it distributes at least 90% of its REIT taxable income to its stockholders by prescribed dates and complies with various other requirements. The Company also operates its business in a manner that permits it to maintain an exclusion from registration under the Investment Company Act of 1940. As a REIT, Broadmark Realty may own up to 100% of the stock of one or more taxable REIT subsidiaries (“TRSs”), which may earn income that would not be qualifying income if earned directly by a REIT.  Broadmark Realty has two TRSs being the Manager and Private Manager, respectively.

Unless the context otherwise requires, references to “Broadmark Realty”, the “Company”, “we”, “us” and “our” in the remainder of this report refer to Broadmark Realty and its consolidated subsidiaries after the Business Combination and refer to the Predecessor Company Group for periods prior to the Business Combination.

Broadmark Realty Capital Inc.

Notes to Consolidated Financial Statements

Note 2 - Summary of significant accounting policies

Basis of Presentation

For periods prior to November 15, 2019, the accompanying consolidated financial statements do not represent the financial position and results of operations of one controlling legal entity, but rather a combination of the historical results of the Predecessor Company Group, which was under common management. Therefore, any reference herein to the Predecessor financial statements is made on a combined basis. For periods from November 15, 2019 on, the accompanying consolidated financial statements represent the consolidated financial statements of the Company, beginning with BRELF II as the accounting acquirer and successor entity. In addition, as a result of the  Business Combination, the consolidated financial statements for periods from November 15, 2019 on, are presented on a new basis of accounting pursuant to Accounting Standards Codification ("ASC") 805, Business Combinations (refer to Note 3) to reflect BRELF II acquiring the other entities within the Predecessor Company Group and Trinity in the successor period.

The financial information presented in the accompanying unaudited condensed consolidated financial statements has been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements and notes include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the condensed consolidated financial position, results of operations and cash flows for the periods presented.  These unaudited condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed on March 16, 2020 with the SEC (the “Annual Report”). The results of the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020, for other interim periods or future years.

The presentation of the Predecessor period has been conformed to the current period's presentation for the purposes of these consolidated financial statements.

Principles of Consolidation

For Predecessor period, all intra-entity accounts, balances and transactions have been eliminated in the preparation of the unaudited condensed consolidated financial statements. Beginning November 15, 2019, all significant intercompany accounts, balances and transactions have been eliminated in consolidation. Broadmark Realty consolidates those entities in which it has control over significant operating, financial and investing decisions of the entity, as well as those entities deemed to be variable interest entities (“VIEs”), if any, in which Broadmark Realty is determined to be the primary beneficiary. As of March 31, 2020, Broadmark Realty is not the primary beneficiary of and therefore, does not consolidate any VIEs.

Risks and Uncertainties

In the normal course of business, the Company encounters one primary type of economic risk in the form of credit risk. Credit risk is the risk of default on the Company's investment in mortgage notes receivable resulting from a borrower’s inability or unwillingness to make contractually required payments. The Company believes that the carrying values of its investments reasonably consider this credit risk.

Broadmark Realty Capital Inc.

Notes to Consolidated Financial Statements

In addition, the Company is subject to significant tax risks. If the Company were to fail to qualify as a REIT in any taxable year, the Company would be subject to U.S. federal corporate income tax, which could be material.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts and disclosures at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. The most significant estimates relate to the fair value of financial instruments, such as impaired loans and real property, identified intangibles, and warrant liabilities. Accordingly, actual results could differ from those estimates.

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

The Company maintains its cash and cash equivalents with financial institutions. At times, such amounts may exceed federally insured limits. As of March 31, 2020 and December 31, 2019, the uninsured cash and cash equivalents balance was $256.9 million  and $236.7 million, respectively. There were no restrictions on cash at March 31, 2020 or December 31, 2019.

Mortgage Notes Receivable

Mortgage notes receivable (referred to herein as “mortgage notes receivable”, “construction loans”, “loans”, or “notes”) are classified as held for investment as the Company has the intent and ability to hold until maturity or payoff and are carried at amortized cost, net of allowance for loan losses, interest reserve, construction holdbacks and deferred origination and extension fees. Mortgage notes receivable that are in default are deemed to be impaired. All of the Company's loans are considered collateral dependent, and therefore, impaired loans are evaluated for impairment based on the fair value of the collateral less costs to sell.

Deferred income represents the amount of the Company's origination and amendment or extension fees that have been deferred and will be recognized in income over the contractual maturity of the underlying loan.

Participation in mortgage notes receivable is evaluated for achievement of the characteristics of participating interest per ASC 860 Transfers and Servicing.  If the sale of a participation has all of the characteristics of a participating interest, it achieves sale accounting and the mortgage notes receivable is presented net of the participating interest.  If the sale of a participation does not have all of the characteristics of a participating interest, it does not achieve sale accounting and is treated as a secured borrowing.  As of March 31, 2020, all participation in mortgage notes receivable purchased by the Private REIT have achieved sale accounting and have been derecognized from the unaudited condensed consolidated balance sheet.

Broadmark Realty Capital Inc.

Notes to Consolidated Financial Statements

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

At March 31, 2020 and December 31, 2019, real properties owned by the Company consists of real estate acquired as a result of foreclosure proceedings on one and two non-performing loans, respectively.

Goodwill

Goodwill represents the excess of the consideration paid over the fair value of net assets acquired in connection with the Business Combination in November 2019. Goodwill is not amortized, but rather tested for impairment annually or more frequently if events or changes in circumstances indicate potential impairment. In testing goodwill for impairment, the Company follows ASC 350, Intangibles—Goodwill and Other, which permits a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying value including goodwill. If the qualitative assessment determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying value including goodwill, then no impairment is determined to exist for the reporting unit. However, if the qualitative assessment determines that it is more likely than not that the fair value of the reporting unit is less than its carrying value including goodwill, the fair value of that reporting units is compared with its carrying value, including goodwill. If the carrying value of a reporting unit exceeds its fair value, goodwill is considered impaired with the impairment loss equal to the amount by which the carrying value of the goodwill exceeds the implied fair value of that goodwill.

Intangible Assets

As a result of the Business Combination in November 2019, the Company identified intangible assets in the form of customer relationships. The Company recorded the intangible assets at fair value at the acquisition date and is amortizing the value of finite lived intangibles into expense over the expected useful life. The Company’s intangible assets have estimated useful lives of three years.

Fixed Assets

Fixed assets, which are included in other assets in the accompanying unaudited condensed consolidated balance sheets are stated at cost, less accumulated depreciation. Repairs and maintenance to these assets are charged to expense as incurred; major improvements enhancing the function and/or useful life are capitalized. When items are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gains or losses arising from such transactions are recognized. Depreciation is recorded on the straight-line basis over the estimated useful life of the assets, which ranges from three to seven years.

Leases

In connection with the Business Combination, the Company entered into an arrangement to sublease an operating lease and, based on the guidance in ASC Topic 842, recorded a right-of-use asset and a lease liability in the amount of $0.4 million, representing the present value of the remaining payments under the lease discounted based on the Company’s incremental borrowing rate as of November 14, 2019. The amount is not significant to the consolidated balance sheets.

Broadmark Realty Capital Inc.

Notes to Consolidated Financial Statements

Other Assets

Other assets primarily consist of prepaid insurance, right-of-use asset and other operating receivables.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses primarily consist of accruals for payments of legal fees, audit fees, lease liabilities, warrant liabilities and other operating payables.

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

Income recognition is suspended when a loan is designated non-performing and resumes only when the suspended loan becomes contractually current and performance is demonstrated to have resumed, which generally requires consecutive cash payments accompanied by a credit analysis that supports an ability  to pay in accordance with the terms of the loan. The accrual of interest is discontinued when management believes, after considering collection efforts and other factors, the amount ultimately to be collected will be insufficient to cover the additional interest payments. Interest previously accrued may be reversed at that time, and such reversal offset against interest income in the consolidated statement of income.

Fee Income

The Company collects loan origination fees in conjunction with origination. The Successor Company defers and amortizes loan origination fees and direct loan origination costs over the contractual terms of the loans. The Predecessor Companies did not defer origination fees or costs and, rather, recorded origination fees and costs at the time of origination due to the short-term nature of the loans, the difference is not considered significant.

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

The asset-specific allowance relates to estimated losses on individual impaired loans. The Company considers a loan to be impaired when, based upon current information and events, it believes that it is probable that the Company will be unable to collect all amounts due under the contractual terms of the loan agreement. This assessment is made on a monthly basis on factors such as payment status, lien position, borrower financial resources and investment collateral, collateral type, project economics and geographical location as well as national and regional economic factors. An allowance is established for an impaired loan when the estimated fair value of the collateral is lower than the carrying value of that loan.

For collateral dependent impaired loans, impairment is measured using the estimated fair value of collateral less the estimated cost to sell in comparison to the carrying value. Valuations are performed or obtained at the time a loan is determined to be impaired and designated non-performing, and they are updated if circumstances indicate that a significant change in value has occurred. Given the short term nature of its loans, the Company evaluates the most recent external “as is” appraisal and depending on the age of the appraisal, may order a new appraisal or, where available, will evaluate against existing comparable sales or other pertinent information to estimate the fair value of the collateral for such loans.  As of March 31, 2020, all of the Company's allowance for loan losses represents an asset-specific allowance.

EXPENSE RECOGNITION

Operating Expenses

Operating expenses are accrued as the expenses are incurred. General and administrative expenses primarily consist of legal, audit, insurance, excise taxes and amortization of intangible assets. For the three months ended March 31, 2019,  commissions paid to a related party of $1.3 million are included in general and administrative expenses.

Share‑Based Payments

The Company follows the accounting guidance for share-based payments which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and non-employee directors. Awards are issued under the Broadmark Realty Capital Inc. 2019 Stock Incentive Plan.

For awards made to the Company’s employees and directors, the Company initially values restricted stock units based on the grant date closing price of the Company’s common stock. For awards with periodic vesting, the Company recognizes the related expense on a straight -line basis over the requisite service period for the entire award,  subject to  periodic adjustments  to  ensure that the cumulative amount of expense recognized through the end of any reporting period is at least equal to the portion of the grant date value of the award that has vested through that date. The Company accounts for forfeitures prospectively as they occur. If there are any modifications or cancellations of the underlying

Broadmark Realty Capital Inc.

Notes to Consolidated Financial Statements

unvested share-based awards, the Company may be required to accelerate, increase or cancel any remaining unrecognized or previously recorded stock-based compensation expense.

Profit Interests (Predecessor)

The Predecessor Management Companies’ profits interests were accounted for as share-based compensation under ASC 718 Compensation-Stock Compensation. The Predecessor Management Companies’ expensed the fair value of profits interests granted to its employees and directors over the period each award vests. Compensation cost was measured using the Black-Scholes model. All profits interests vested at the time of the Business Combination.

Income Taxes (Successor)

The Company intends to elect to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, for U.S. federal income tax purposes (the “Code”). As a REIT, the Company generally is not subject to U.S. federal income taxes on net income it distributes to its shareholders. The Company intends to make timely distributions sufficient to satisfy the annual distribution requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to U.S. federal income tax on its taxable income at regulator corporate tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and U.S. federal income and excise taxes on its undistributed income.

Income Taxes (Predecessor)

The Predecessor Companies were taxed as partnerships and REITs under provisions of the Code. As such, the tax attributes of the partnerships are included in the individual tax returns of its members for partnerships and not for the Predecessor Company Group and the REIT entities met the qualifications to be taxed as REITs.  Accordingly, the accompanying unaudited condensed consolidated statement of income for the three months ended March 31, 2019 includes no provision for income taxes for the Predecessor Company Group.

Earnings per Share

ASC 260, Earnings Per Share (“ASC 260”) requires the use of the two-class method of computing earnings per share for all periods presented for each class of common stock and participating security as if all earnings for the period had been distributed. Under the two-class method, net income is first reduced for dividends declared on all classes of securities to arrive at undistributed earnings. During periods of net losses, the net loss is reduced for dividends declared on participating securities only if the security has the right to participate in the earnings of the Company and an objectively determinable contractual obligation to share in net losses of the Company. The remaining earnings are allocated to common stockholders and participating securities to the extent that each security shares in earnings as if all of the earnings for the period had been distributed. Each total is then divided by the applicable weighted average number of common shares outstanding during the period to arrive at basic earnings per share. For the diluted earnings, the denominator includes all outstanding shares of common stock and all potential shares of common stock assumed issued if they are dilutive.

For purposes of the Predecessor period which includes the financial results of the Predecessor Company Group, the Company determined that earnings per unit would not be meaningful to the users of this filing, given the different unitholders and members’ equity structures of each individual entity in the Predecessor Company Group.

Recent Accounting Pronouncements

As an emerging growth company, the Jumpstart Our Business Startups (JOBS) Act permits the Company an extended transition period for complying with new or revised accounting standards affecting public companies. The

Broadmark Realty Capital Inc.

Notes to Consolidated Financial Statements

Company has elected to use this extended transition period and adopt certain new accounting standards on the private company timeline, which means that the Company's financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards on a non-delayed basis.

In June 2016, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update ASU 2016‑13, Financial Instruments—Credit Losses (Topic 326), and in 2019 issued ASU 2019‑04, which provides codification improvements, and ASU 2019‑05, which provides targeted transition relief for entities adopting ASU 2016‑13.

The financial instruments-credit losses guidance replaces the incurred loss model with an expected loss model, which is referred to as the current expected credit loss (CECL) model. The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables and held-to maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in certain leases recognized by a lessor. In addition, the amendments in this update require that credit losses be presented as an allowance rather than as a write-down on available-for-sale debt securities. The Company has formed a CECL committee that is assessing data and system needs in order to evaluate the impact of adopting the new guidance. The Company expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the Company adopts the standard. At this time, the impact on the Company’s consolidated financial statements is being evaluated. The Company is required to adopt the standard on or before the year beginning January 1, 2023.

In January 2017, the FASB issued ASU No. 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment," which simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill. Under the amendments in ASU No. 2017-04, an entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The updated guidance requires a prospective adoption. The Company adopted the standard on January 1, 2020 and there was no material impact on the Company’s unaudited condensed consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), which (1) adds incremental requirements for entities to disclose (a) the amount of total gains or losses for the period recognized in other comprehensive income that is attributable to fair value changes in assets and liabilities held as of the balance sheet date and categorized within Level 3 of the fair value hierarchy (b) the range and weighted average used to develop significant unobservable inputs and (c) how the weighted average was calculated for fair value measurements categorized within Level of the fair value hierarchy and (ii) eliminates disclosure requirements for (a) transfers between Level 1 and Level 2 and (b) valuation processes for Level 3 fair value measurements. The Company adopted the standard on January 1, 2020 and there was no material impact on the Company’s unaudited condensed consolidated financial statements.

In November 2019, the FASB issued ASU No. 2019‑10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates: January 1, 2023. The update finalized various effective date delays for the Company as an Emerging Growth Company.

Broadmark Realty Capital Inc.

Notes to Consolidated Financial Statements

Note 3 – Business Combination

As discussed in Note 1, the Company entered into the Merger Agreement with Trinity, the Trinity Parties, the Predecessor Companies and the Predecessor Management Companies. The Business Combination was accounted for in accordance with ASC 805, Business Combinations. The Company determined that BRELF II was the accounting acquirer. As such, the Business Combination culminated in two steps: the merger of the Trinity Parties with and into BRELF II as a recapitalization and simultaneous capital issuance, and the acquisition of 100% of the remaining entities within the Predecessor Company Group by BRELF II. In accordance with ASC 805, the merger of the Trinity Parties into BRELF II was accounted for as a recapitalization and is reflected as the issuance of shares for cash. The acquisition of the remaining entities within the Predecessor Company Group by BRELF II was accounted for as a business combination in accordance with ASC 805 using the acquisition method of accounting. Cash proceeds from the recapitalization with Trinity Merger Sub I, Inc. were $327.1 million, partially offset by the consent fee paid to holders of the Company’s warrants to purchase one-fourth (1/4th) of one share of our common stock at an exercise price of $2.875 per warrant (the “Public Warrants”) in the aggregate amount of $66.7 million, for net proceeds of $260.4 million. The cash proceeds from the recapitalization with Trinity Merger Sub I, Inc. were used, in part, to pay cash consideration for the acquisition of the Predecessor Company Group and transaction costs (as further described below), leaving approximately $146.9 million remaining.

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

The purchase price allocation of assets acquired, and liabilities assumed have been recorded at their fair values as of the closing of November 14, 2019, the date of acquisition. The difference between the fair value of net assets acquired, including the value of intangible assets acquired, and the consideration was recorded as goodwill.

Broadmark Realty Capital Inc.

Notes to Consolidated Financial Statements

The fair values of assets acquired and liabilities assumed by BRELF II on November 14, 2019 are as follows:

Consideration paid:	$ (in thousands)
Cash	$102,245
Common stock	479,619
Total consideration paid	$581,864

Assets acquired:
Cash and cash equivalents	88,505
Investment in real property	8,413
Mortgage notes receivable	344,837
Interest and fees receivable	2,743
Intangible assets	1,000
Other assets	174
Total Assets	445,672

Liabilities assumed:
Accounts payable and accrued liability	205
Other liabilities	568
Total Liabilities	773
Net assets acquired	444,899

Goodwill	$136,965

During the three months ended March 31, 2020, based on additional information obtained about facts and circumstances that existed as of November 14, 2019, the Company recorded a measurement period adjustment to reduce the fair value of intangible assets in the form of customer relationships from $6.0 to $1.0 million. This adjustment increased the preliminary amount of goodwill previously recorded by $5.0 million.

The purchase price for the acquisition was determined based on the Company’s expectations of future earnings and cash flows, resulting in the recognition of goodwill. Goodwill predominantly relates to the value of the assembled workforce and intangible assets that do not qualify for separate recognition at the time of the acquisition. Purchased goodwill is deductible for income tax purposes over 15 years.

The fair value of the customer relationships was determined using the replacement cost approach. The cost provides a systematic framework for estimating the value of the intangible asset based on the economic principle of substitution. Under this approach, value is estimated by developing the cost to either replace or reproduce (replicate) the asset as if new. The preliminary useful lives for customer relationships were determined based upon the remaining useful economic lives of the assets that are expected to contribute to future cash flows and approximates between two to five years. Amortization expense is recorded on a straight-line method.

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

Broadmark Realty Capital Inc.

Notes to Consolidated Financial Statements

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

Supplemental pro forma financial information

When giving effect to the Business Combination as if it closed on January 1, 2019, there are no material differences between historical revenue and earnings of the Company and results on a pro forma basis, except for the timing of transaction costs and amortization expense related to intangible assets, which would have been incurred as of an earlier date. Refer to Note 6 for the future impact of estimated amortization expense related to acquired intangible assets based on the preliminary fair values and preliminary estimated useful lives.

Note 4 - Mortgage notes receivable

The stated principal amount of loans receivable in the Company’s portfolio represents the Company’s interest in loans secured by first deeds of trust, security agreements or legal title to real estate located in the United States. The Company’s lending standards require that all mortgage notes receivable be first position liens and that the maximum loan to value ratio (“LTV”) be 65%, and prior to funding, all loan packages will include an appraisal by an independent qualified appraiser.  The LTV is calculated on an “as-complete” appraised value of the underlying collateral as determined by an independent appraiser at the time of the loan origination. The lending standards also limits the initial outstanding principal balance of the loan to a maximum LTV of up to 65% of the “as-is” appraised value of the underlying collateral as determined by an independent appraiser at the time of the loan origination. Unless otherwise indicated, LTV is measured by the face value of the loan divided by the “as-completed” appraisal. LTVs do not reflect interim loan activity such as construction draws or interest payments capitalized to loans, or partial repayments of the loan. The maximum amount of a single loan may not exceed 10% and the maximum amount to a single borrower may not exceed 15% of the total assets of the Company. The Company considers loan to value ratio as a credit quality indicator about the credit quality of its mortgage notes receivable.

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

Mortgage notes receivable are presented net of construction holdbacks, interest reserves, allowance for loans losses and deferred origination and extension fee income in the consolidated balance sheets. The construction holdback represents amounts withheld from the funding of construction loans until the Company’s management deems construction to be sufficiently completed. The interest reserve represents amounts withheld from the funding of certain mortgage notes receivable for the purpose of satisfying monthly interest payments over all or part of the term of the related note. Accrued interest is paid out of the interest reserve and recognized as interest income at the end of each month. The deferred origination and extension fee income represents amounts that will be recognized over the contractual life of the underlying mortgage notes receivable.

Broadmark Realty Capital Inc.

Notes to Consolidated Financial Statements

A summary of information pertaining to mortgage notes receivable at March 31, 2020 and December 31, 2019 is as follows:

(dollars in thousands)	March 31, 2020	December 31, 2019
Total loan commitments	$1,099,458	$1,101,275
Less:
Construction holdbacks (1)	272,274	253,708
Interest reserves (1)	21,703	18,601
Total principal outstanding for mortgage notes, receivable	805,481	828,966
Less:
Allowance for loan losses	7,182	4,096
Deferred fees	6,847	3,281
Private REIT participation (2)	8,700	-
Mortgage notes receivable, net	$782,752	$821,589
(1)	Includes construction holdbacks of $4.5 million and interest reserves of $0.7 million on participating interests sold to the Private REIT
(2)

Private REIT was determined to be a voting interest entity for which the Company, through its wholly owned subsidiary acting as manager with no equity interest, does not hold a controlling interest in and does not consolidate the Private REIT.  Furthermore, the Private REIT participation in loans originated by the Company meets the characteristics of a participating interest per ASC 860 and therefore, is treated as a sale of mortgage notes receivable and is derecognized from the Company’s unaudited condensed consolidated financial statements.

Defaulted mortgage notes receivable

Loans can be placed in default status if an interest payment is more than 30 days past due; if a note matures and the borrower fails to extend; or if the collateral becomes impaired in such a way that the ultimate collection of the note is doubtful. A loan can be removed from default status if the late interest payments are brought current; if the borrower complies with appropriate re-underwriting to extend the note; or if additional collateral is provided for the note to provide cash flow or bring the loan to collateral value ratio below 65%. The average recorded investment in defaulted and impaired loans was $82.3 and $10.6 million and for the three months ended March 31, 2020 and December 31, 2019, respectively.

Non-accrual on defaulted loans and impaired loans

No interest income is reported on mortgage notes receivable that are in default, unless the interest is paid in cash and collectability of all amounts due is reasonably assured. At March 31, 2020 and December 31, 2019, defaulted and impaired loans total $152.2 million and $32.9 million in principal outstanding and $145.0 and $28.8 million in mortgage notes receivable, net, respectively, and all defaulted and impaired loans were on nonaccrual status. In addition, in certain instances, where the interest reserve on a current loan has been fully depleted and the interest payment is not expected to be collected from the borrower, the Company may place a current loan on nonaccrual status and recognize interest income on a cash-basis.  As of March 31, 2020, the Company’s portfolio included four current loans, totaling $31.7 million in principal outstanding, placed on nonaccrual status.

Broadmark Realty Capital Inc.

Notes to Consolidated Financial Statements

The following table summarizes the activity in the allowance for loan losses for the three months ended March 31, 2020 and March 31, 2019, respectively. All of the allowance for loan losses relates to loans in default.

	Three Months Ended	Three Months Ended
(dollars in thousands)	March 31, 2020	March 31, 2019

Beginning	$4,096	$1,704
Provision for loan losses	3,654	(224)
Charge offs	(568)	—
Recoveries	—	—
Ending	$7,182	$1,480

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

The following table sets forth assets and liabilities measured and reported at fair value on a recurring and nonrecurring basis, as well as for which fair value is only disclosed, as of March 31, 2020 and December 31, 2019. All of these fair values are categorized as Level 3.  The table also contains information about valuation methodologies and inputs used for assets that are measured at fair value and categorized within Level 3 as of March 31, 2020 and December 31, 2019.  (amounts in thousands):

			Valuation	Unobservable	Range of
(dollars in thousands)	March 31, 2020	December 31, 2019	technique	inputs	inputs
Optional subscription liability (A)	$888	$5,492	Valuation Model	See Note 7	0 - 5%
Real property (B)	3,703	5,837	Market Comparable	Market prices for similar properties adjusted for comparability	0 - 10%
Current mortgage notes receivable (C)	637,751	792,736	Market Comparable	Market interest rates and collateral value	0 - 10%
Defaulted and impaired loans, net of allowance for loan losses (D)	145,001	28,853	Market Comparable	Market interest rates and collateral value	0 - 10%
Total	$787,343	$832,918

A)	Warrant liability derivative measured at fair value on a recurring basis.
B)	Real estate property is measured at lower of cost or market, a non-recurring measurement of fair value.
C)	The carrying value of Mortgage notes receivable approximates fair value.
D)

For collateral dependent loans, the fair value is based on the fair value less the costs to sell the underlying property. The carrying value of the defaulted and impaired loans, net of the allowance for loan losses approximates fair value.

Broadmark Realty Capital Inc.

Notes to Consolidated Financial Statements

Fair value on a recurring basis

In connection with the Mergers, Trinity Merger Corp. issued $75 million of common stock, along with 7.2 million warrants and an optional subscription of up to $25 million of additional common stock (the “Optional Subscription Liability”) in a private placement transaction with certain entities affiliated with Farallon Capital Management, LLC (“Farallon”), which are described in further detail in Note 11. The Company accounts for the Optional Subscription Liability as a derivative and, in accordance with ASC 815, the Company measures at fair value on a recurring basis. The value of this warrant liability is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheet. The $4.6 million decrease in value for the three months ended March 31, 2020 was recorded as other income in the accompanying unaudited condensed consolidated statement of income for that period. The Optional Subscription Liability is valued using a lattice model that primarily incorporates observable inputs such as the Company’s common stock price, exercise price term of the option and the risk-free rate, however, it also incorporates an assumption for equity volatility based on the volatility of the common stock of comparable public companies. As the result of the Company using unobservable inputs in the valuation, the Company classifies the Optional Subscription Liability as Level 3 within the fair value hierarchy.

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

For mortgage notes receivable in default status, fair values are based on the value of the underlying collateral less the costs to sell. At each reporting date, loans in default status are evaluated based upon the most recent independent third-party appraisals of valued discounted based upon the Company’s experience with actual liquidation values. These discounts to the appraisals generally range from 0% to 10%. As the result of the Company using unobservable inputs in the valuation, the Company classifies investments in real properties as Level 3 within the fair value hierarchy.

Fair value disclosure only

For certain of the Company’s financial instruments, including cash equivalents, interest and fees receivable, other receivables, accounts payable, and accrued liabilities, which are classified under Level 1 within the fair value hierarchy, the carrying amounts approximate fair value due to their short-term maturities.

For mortgage notes receivable in current status, fair values are based on discounted cash flows considering interest rate risk and creditworthiness of the borrower. The mortgage notes receivable are secured by first deeds of trust, security agreements or legal title to real estate located in the United States. The mortgage notes receivable generally have terms ranging between 5 and 12 months and may be extended by paying additional fees. Due to the short-term maturity of the mortgage notes receivable, a premium or discount is not relevant and carrying value approximates fair value. As a result of the use of unobservable inputs, including discount rates and third-party appraisals, the Company classifies mortgage notes receivable as Level 3 within the fair value hierarchy.

Broadmark Realty Capital Inc.

Notes to Consolidated Financial Statements

Note 6 – Goodwill and Intangible Assets

Goodwill

All of the Company’s goodwill relates to the Business Combination. As discussed in Note 3, during the three months ended March 31, 2020, the Company recorded a measurement period adjustment to reduce the preliminary fair value of intangible assets in the form of customer relationships by $5.0 million and increased the Company’s preliminary value of goodwill by $5.0 million resulting in $137.0 million of goodwill as of March 31, 2020. As a result of this adjustment to preliminary values, $0.9 million of amortization of intangible assets recorded in 2019 was reversed during the three months ended March 31, 2020.

In accordance with ASC Topic 350, the Company continuously evaluates the presence of triggering events that require an impairment test.  As of March 31, 2020, the Company determined that the coronavirus pandemic (“COVID-19”)  was a triggering event based on the adverse impact on the Company’s business and results of operations.  Specifically, the Company noted that the COVID-19 pandemic and containment measures have contributed to, among other things, adverse impacts on the progress of construction on our borrowers’ projects, the demand for and value of commercial and residential real estate that our borrowers have developed, the creditworthiness of our borrowers and other counterparties, the capital and credit market conditions and potential delays in foreclosure proceedings. The Company performed a quantitative assessment of its goodwill based on both the market and income approach and determined that, as of March 31, 2020, the fair value of the reporting unit exceeded the carrying value and there was no goodwill impairment. The Company will continue to monitor the impact of COVID-19 and will reevaluate the fair value of the reporting unit during its annual assessment in October 2020 or earlier in the case of another triggering event.

Intangible Assets

All of the Company’s intangible assets, which resulted from purchase accounting for the Business Combination, relate to the value of customer relationships and the recorded amounts as of March 31, 2020 consist of the following:

Acquired
(dollars in thousands)	Intangibles
Asset Type
Customer relationships	$1,000
Less Accumulated Amortization	126
$874

The weighted average life remaining of the intangible assets is approximately 2.7 years. Amortization expense for the next three years, based on preliminary valuations and determinations of useful lives, is expected to be as follows:

	Year ended December 31,
(dollars in thousands)	2020	2021	2022
Estimated future intangible amortization expense	$251	$333	$290

Note 7 - Stockholders’ Equity and Members’ Equity

Stockholders’ Equity

The Company is authorized to issue 500,000,000 shares of common stock with a par value of $0.001 per share and 100,000,000 shares of preferred stock with a par value of $0.001 per share. Holders of the Company’s common

Broadmark Realty Capital Inc.

Notes to Consolidated Financial Statements

stock are entitled to one vote for each share. At March 31, 2020 and December 31, 2019, there were 132,111,329 and 132,015,635 shares of common stock issued and outstanding, respectively, and no shares of preferred stock issued and outstanding.

As of March 31, 2020 and December 31, 2019, there were 41.7 million Public Warrants (including 7.2 million Public Warrants issued to affiliates of Farallon Capital Management, L.L.C.), and 5.2 million warrants outstanding to acquire one share of our common stock at a price of $11.50 per share outstanding (the “Private Warrants”). In the aggregate, the Company has outstanding warrants to purchase approximately 15.6 million shares of common stock at a price of $11.50 per whole share.

The liability for the Optional Subscription was $0.9 million as of March 31, 2020 and $5.5 million as of December 31, 2019 and is included in accounts payable and accrued liabilities. Descriptions of the warrants and the Optional Subscription Liability can be found in Note 7 of the Company’s unaudited condensed consolidated financial statements included in the Company’s Annual Report on Form 10-K filed on March 16, 2020 with the SEC

The fair value of the Optional Subscription Liability was estimated using a lattice model in accordance with ASC 820, Fair Value, using the assumptions noted below in the following table. Expected volatility is based on the historical volatility of a peer group of public companies. The risk-free interest rate is based on the US Treasury Constant Maturity curve, commensurate with the time to expiry of warrants.

	As of March 31, 2020	As of December 31, 2019
Expected volatility	56.0%	13.0%
Expected dividend yield	12.8%	7.3%
Expected life (in years)	0.6	0.9
Risk-free interest rate	0.2%	1.6%

Earnings per Share

The Company presents both basic and diluted earnings per share (“EPS”) amounts in its consolidated financial statements. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted EPS reflects the maximum potential dilution that could occur from the Company’s outstanding warrants and restricted stock units. The Company considers two ways to measure dilution to earnings per share: (a) calculate the net number of shares that would be issued assuming any related proceeds are used to buy back outstanding shares (the treasury stock method), or (b) assume the gross number of shares are issued and calculate any related effects on net income available for shareholders, considering participating securities, such as certain unvested restricted stock units which are entitled to nonforfeitable dividends rights (the two-class method). For the period presented within these unaudited condensed consolidated financial statements, the two-class method was deemed to be insignificant. In accordance with U.S. GAAP, the Company's policy

Broadmark Realty Capital Inc.

Notes to Consolidated Financial Statements

is to apply the more dilutive methodology upon issuance of such instruments. The table below presents the computation of basic and diluted net income per share of common stock for the three months ended March 31, 2020.

Three Months Ended
(amounts in thousands, except share and per share data):	March 31, 2020
Basic Earnings
Net income and Basic Earnings	$27,279

Diluted Earnings
Net income and Diluted Earnings	$27,279
Number of Shares:
Basic weighted-average shares of common stock outstanding	132,111,329
Shares for warrants and restricted stock units	224,986
Diluted weighted-average shares of common stock outstanding (a)	132,336,315
Earnings Per Share Attributable to common stockholders
Basic	$0.21
Diluted	$0.21

a)

The Company excludes anti-dilutive shares from calculation of weighted-average shares for diluted earnings per share. There were 15.6 million shares related to the Public and Private Warrants, which are not included in the above calculation of diluted earnings per share because in doing so they were anti-dilutive.

Members’ Equity (Predecessor)

Members’ Equity is presented on a consolidated basis for the Predecessor Company Group, which includes the consolidated preferred units for the Predecessor Companies and the total consolidated Class A and Class P units for the Predecessor Management Companies. The applicable Predecessor Management Company was the sole common unit holder of the Predecessor Company it managed, and, therefore all common units have been eliminated in the preparation of the consolidated Predecessor Company Group financial statements, as they represent intra-entity balances between entities within the consolidated Predecessor Company Group.

Earnings Per Unit:

The Company determined that earnings per unit would not be meaningful to the users of these financial statements for the Predecessor period.

Note 8 - Income Taxes

For the Successor period, BRMK Management Corp. and the Broadmark Private REIT Management LLC, subsidiaries of the Company, have elected to be treated as TRSs. Having a TRS permits the Company to participate in certain activities from which REITs are generally precluded, as long as these activities meet specific criteria, are conducted within the parameters of certain limitations established by the Code and are conducted in entities which elect to be treated as taxable subsidiaries under the Code. To the extent these criteria are met, the Company will continue to maintain its qualification as a REIT.

The Company generally must distribute annually at least 90% of its net taxable income, subject to certain adjustments and excluding any net capital gain, in order for U.S. federal income tax not to apply to the Company’s earnings that it distributes. To the extent that the Company satisfies this distribution requirement but distributes less than

Broadmark Realty Capital Inc.

Notes to Consolidated Financial Statements

100% of its net taxable income, the Company will be subject to U.S. federal income tax on its undistributed taxable income. In addition, the Company will be subject to a 4% nondeductible excise tax if the actual amount that it pays out to its stockholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws.

The Company’s qualification as a REIT also depends on its ability to meet various other requirements imposed by the Code, which relate to organizational structure, diversity of stock ownership, and certain restrictions with regard to the nature of assets and the sources of income. Even if the Company qualifies as a REIT, it may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If the Company fails to maintain its qualification as a REIT for any taxable year, the Company may be subject to material penalties as well as federal, state, and local income tax on its taxable income at regular corporate rates and the Company would not be able to qualify as a REIT for the subsequent four full taxable years. As of March 31, 2020, the Company was in compliance with all REIT requirements.

Based on the Company’s evaluation, it was concluded that there are no significant uncertain tax positions requiring recognition in the Company’s unaudited condensed consolidated financial statements of a contingent tax liability for uncertain tax positions. Additionally, there were no amounts accrued for penalties or interest as of or during the periods presented in these unaudited condensed consolidated financial statements.

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

Note 9 - Equity Incentive Plan

Stock Incentive Plan

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

As of March 31, 2020, 4,478,313 share awards were available to be issued under the Plan. The Company awarded 521,687 restricted stock units (RSUs) to employees and directors with grant dates during the Successor Period for financial reporting purposes. The RSUs generally vest from one to three years depending on the terms of the specific award other than one RSU grant which vested immediately.

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

The following table summarizes the activity related to RSUs during the three months ended March 31, 2020:

		Weighted Average
		Grant Date Fair
	Shares	Market Value
Unvested RSUs outstanding at January 1, 2020	334,928	11.08
Granted	91,065	$12.50
Vested	—	$—
Forfeited	—	—
Unvested RSUs outstanding at March 31, 2020	425,993	$11.38

For the three months ended March 31, 2020, the Company recognized compensation expense related to RSUs of $0.9 million based on amortizing the fair value of the awards over the service (vesting) period. As of March 31, 2020, there was $3.6 million of net unrecognized compensation cost related to unvested stock-based compensation arrangements. This compensation is recognized on a straight-line basis with over half of the compensation expected to be expensed in the next twelve months and has a weighted-average recognition period of 1.7 years.

Profits Interests and Equity Compensation (Predecessor)

The Predecessor Company Group expensed the fair value of share-based compensation awards granted to its employees and directors over the period each award vests. Compensation cost was measured using the Black-Scholes model. The Predecessor Company Group expensed the fair value of restricted unit awards granted to our employees over the period each award vests.  There were 150 units granted during the three months ended March 31, 2019 at $11,717 per unit, which were to vest ratably over 48 months.  The fair value of restricted unit awards was equal to the fair value of the Company’s units at the date of grant. The units were valued using an internal model with market inputs available on the date of grant. The restricted units were settled as part of the Business Combination and, accordingly, no share based compensation related to the unit awards was recognized during the three months ended March 31, 2020.

Note 10 - Commitments and contingencies

The Company’s commitments and contingencies include usual obligations incurred by real estate lending companies in the normal course of business. These include interest reserves and construction holdbacks as disclosed in Note 4. In addition, on March 18, 2020, the Company signed a new ten-year lease agreement for its Seattle headquarters which is expected to commence in the first quarter of 2021 upon completion of tenant improvements. In the opinion of management, these matters will not have a material adverse effect on the Company’s financial position and results of operations.

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

Broadmark Realty Capital Inc.

Notes to Consolidated Financial Statements

Concentration Risk

The Company originates primarily short-term commercial and single-family construction and land development mortgage notes receivable secured by first deeds of trust, mortgages or legal title in real property located in 13 states and the District of Columbia. The Company's loan portfolio is also concentrated within ten counties, the largest being King County, Washington, which comprises the cities of Seattle and Bellevue. As of March 31, 2020, the top ten counties make up 50.6% of the face amount of loans in the Company's total portfolio.

Note 11 - Related party transactions

Private Placement with Farallon

In connection with the Business Combination and concurrently with the execution of the Merger Agreement, the Company entered into certain subscription agreements with affiliates of Farallon Capital Management, L.L.C. (the “Farallon Entities”) for a private placement (the “PIPE Investment”) of the Company’s shares of common stock, pursuant to which the Company issued and sold to the Farallon Entities an aggregate of 7,174,163 shares of common stock for an aggregate purchase price of approximately $75.0 million immediately prior to the consummation of the Business Combination at a price per share equal to $10.45352229 (the “Reference Price”). In addition, pursuant to the subscription agreements, the Farallon Entities have an option to purchase up to $25.0 million of additional shares of common stock, exercisable at the Reference Price during the 365-day period following the consummation of the Business Combination. In connection with the PIPE Investment, the Company issued to the Farallon Entities an aggregate of 7,174,163 Public Warrants. The Farallon Entities received a fee for each warrant equal to the cash payable per each warrant held by unaffiliated Public Warrant holders in connection with the warrant amendment proposal approved as part of the Business Combination, in an amount equal to $1.60. In addition, the Farallon Entities are entitled to cash settle, in whole or in part, the exercise of their option to purchase up to $25.0 million of additional shares of common stock to the extent the delivery of the additional shares to the Farallon Entities would result, together with their affiliates and any other persons whose beneficial ownership of shares of common stock would be aggregated with the Farallon Entities or their affiliates for purpose of Section 13(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in beneficial ownership in excess of 9.9% of the shares of common stock outstanding immediately after giving effect to such issuance of the shares of common stock.

As a result of the PIPE Investment, the Farallon Entities own more than 5% of our outstanding common stock.

The Company also provided the Farallon Entities with certain registration rights in connection with the PIPE Investment, pursuant to which we registered in December 2019 the shares of our common stock, Public Warrants and shares issuable upon exercise of the option and Public Warrants under the Securities Act.

Note 12 - Subsequent events

Dividend Declaration

On April 13, 2020, the Company’s board of directors declared a common stock dividend of $0.06 per share for the month of April 2020, which is payable on May 15, 2020 to stockholders of record as of April 30, 2020.

Loan Portfolio

Subsequent to March 31, 2020, through May 8, 2020, the Company originated and/or refinanced six mortgage notes receivable with a face amount of $6.0 million.

Broadmark Realty Capital Inc.

Notes to Consolidated Financial Statements

Subsequent to March 31, 2020, through May 8, 2020, the Company had 5 loans enter default status totaling $50.5 million in principal outstanding. These loans have not shown any indications of impairment at this time.  In addition, the Company partially or fully cured 6 loans in default status as March 31, 2020 totaling $4.1 million.

ITEM 2.               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with the unaudited condensed consolidated financial statements and related notes in Part I, Item 1 and the “Risk Factors” section in Part II, Item 1A of this Quarterly Report on Form 10-Q and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 16, 2020 including the “Risk Factors” section and consolidated financial statements and notes included therein.  The following discussion and analysis contains forward-looking statements and involves numerous risks and uncertainties. Actual results may differ materially from those contained in any forward-looking statements. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2020 or for any other period. Unless the context otherwise requires, references to “Broadmark Realty”, the “Company”, “we”, “us” and “our” refer to Broadmark Realty and its consolidated subsidiaries after the Business Combination and refer to the Predecessor Company Group for periods prior to the Business Combination.

Broadmark Realty, a Maryland corporation, is an internally managed commercial real estate finance company that intends to elect to be taxed as a REIT for federal income tax purposes. Based in Seattle, Washington, Broadmark Realty offers short-term, first deed of trust loans, secured by real estate to fund the construction and development of, or investment in, residential or commercial properties. We operate in select states that we believe to have favorable demographic trends, and that provide more efficient and quicker access to collateral in the event of borrower default. As of March 31, 2020, our combined portfolio of active loans had approximately $1.1 billion of principal commitments outstanding across borrowers in 13 states and the District of Columbia, of which approximately $805.5 million was funded. We operate our business as one reportable segment.

Properties securing our loans are generally classified as either residential or commercial properties, or undeveloped land, and are typically not income producing. Each loan is secured by a first mortgage lien on real estate. Our lending policy limits the amount of the loan to a maximum loan-to-value (“LTV”) ratio of up to 65% of the “as-complete” appraised value of the underlying collateral as determined by an independent appraiser at the time of the loan origination. The lending policy also limits the initial outstanding principal balance of the loan to a maximum LTV of up to 65% of the “as-is” appraised value of the underlying collateral as determined by an independent appraiser at the time of the loan origination. Unless otherwise indicated, LTV is measured by the face value of the loan divided by the “as-complete “appraisal. LTVs do not reflect interim activity such as construction draws or interest payments capitalized to loans, or partial repayments of the loan. As of March 31, 2020, the average LTV across our active loan portfolio based on this “as-complete” appraisal was 50.6%. In addition, each loan is also personally guaranteed on a recourse basis by the principals of the borrower, and/or others at our discretion to provide further credit support for the loan. The guaranty may be collaterally secured by a pledge of the guarantor’s interest in the borrower or other real estate or assets owned by the guarantor.

Our loans typically range from $0.1 to $35 million in face value (average of $2.2 million at March 31, 2020), generally bear interest at a fixed annual rate of 10% to 13% and have initial terms typically ranging from five to twelve months in duration (which may be renewed or extended before the expiration of the loan’s term). We usually receive loan origination fees, or “points,” typically ranging from 4% to 5% of the original principal amount of the loan, along with loan renewal fees, each of which varies in amount based upon the term of the loan and the quality of the borrower and the underlying real estate. In addition to loan origination fees, we receive late fees paid by borrowers, and/or is reimbursed by borrowers for costs associated with services provided by us, such as closing costs, collection costs on defaulted loans and construction draw inspection fees.

In addition to the natural seasonality inherent in our business whereby winter months are typically less favorable to construction, restrictions related to the Business Combination decreased the amount of our loan originations for the second half of 2019 and early 2020. After August 2019, the pending Business Combination required us to essentially pause our ability to raise capital and in turn originate new loans. In the first quarter of 2020, we focused on rebuilding our pipeline and began to strategically deploy the proceeds from the Business Combination, which was slowed in March due to the uncertainty associated with the impacts of COVID-19. We believe that the launch of the Private REIT in March 2020 will provide access to additional capital in the future to participate in loans originated by the Company, which we expect to position us to increase originations and grow our asset base, subject to market conditions. At March 31, 2020, the Private REIT has raised $8.7 million in equity interests from third parties.

The COVID-19 pandemic is significantly affecting, and can be expected to continue to impact, the capital markets and the construction lending market, at least in the near term. While we have implemented a variety of business continuity initiatives, restrictions imposed in connection with COVID-19 or the impact on key employees could create significant challenges for our operations. We have experienced an adverse impact on our loan portfolio primarily in the form of a significant increase in defaulted loans, a slow-down in construction progress and an expected reduction in demand for and the value of commercial and residential real estate properties. For example, delays in local government permitting and inspections arising from measures to limit the spread of COVID-19 have delayed some projects, adversely affecting the ability of borrower to complete the projects in accordance with the terms of the loans. Similarly, the COVID-19 pandemic and containment measures have contributed to, among other things, adverse impacts on demand for and the value of commercial and residential real estate that our borrowers have developed that make it less likely that a borrower can sell or lease the property they are developing in an amount sufficient to repay the borrower’s loan, or that a developer, who would be our borrower, will elect to go forward with a new project. As a result, we are seeing an increase in delinquencies and requests for extensions or forbearance. Delays in repayment of our outstanding loans reduce the capital available for future loan originations.  If the pandemic is prolonged, it could increase the adverse impact on our business and results of operations.

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

Credit quality of our loan portfolio. Maintaining the credit quality of the loans in our portfolio is of critical importance as loans that do not perform in accordance with their terms may have a negative impact on earnings and liquidity. During the three months ended March 31, 2020, 18 loans went into default status with an aggregate outstanding principal amount of $122.7 million. As of March 31, 2020, a total of 32 loans are in default representing 14.3% of the aggregate outstanding principal amount.

Core Earnings

Core earnings is a non-GAAP financial measure used by management as a supplemental measure to evaluate our performance. We define core earnings as net income attributable to common stockholders adjusted for: (i) impairment recorded on our investments in mortgage notes receivable; (ii) realized and unrealized gains or losses on our investments; (iii) non-capitalized transaction-related expenses; (iv) non-cash stock-based compensation; (v) amortization of our intangible assets; and (vi) deferred taxes, which are subject to variability and generally not indicative of future economic performance or representative of current operations.

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

Successor
Three Months Ended
March 31,
(amounts in thousands, except share and per share data)	2020

Net income attributable to common stockholders	$27,279
Adjustments for non-core earnings:
Non-cash stock compensation expense	914
Other non-recurring professional fees	1,232
Change in fair value of warrant liabilities	(4,604)
Amortization of intangible assets	(904)
Loan loss provision	3,622
Core earnings	$27,539

Earnings per share, basic	$0.21
Earnings per share, diluted	$0.21
Core earnings per share, basic	$0.21
Core earnings per share, diluted	$0.21
Weighted-average number of shares of common stock outstanding, basic and diluted
Basic	132,111,329
Diluted	132,336,315

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

From November 15, 2019, our consolidated financial statements reflect BRELF II, one of the Predecessor Companies, as the accounting acquirer and successor entity, acquiring the other three Predecessor Companies, the four Predecessor Management Companies, and Trinity in the successor period. The Business Combination transaction reflects a change in accounting basis for the Predecessor Company Group (other than BRELF II). As Trinity was a special purpose acquisition company, its acquisition is reflected as the issuance of shares for cash. For periods prior to November 15, 2019, in lieu of presenting separate financial statements of each of the Predecessor Companies and

Predecessor Management Companies, consolidated financial statements have been presented, as these entities were under common management. Broadmark Realty is the successor issuer to Trinity.

Results from Operations

The table below sets forth the results of our operations and the results of the operations of our Predecessor for the periods presented. The period-to-period comparison of results is not necessarily indicative of results for future periods.

As a result of the Business Combination, beginning from November 15, 2019, our consolidated financial statements are presented on a new basis of accounting pursuant to Accounting Standards Codification ("ASC") 805, Business Combinations (refer to Note 3 to the unaudited condensed consolidated financial statements included in this quarterly report), to reflect BRELF II acquiring the other entities within the Predecessor Company Group and Trinity.

The following tables summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of revenue.

Comparison of Results of Operations for the Three Months  Ended March 31,2020 and March 31, 2019

	Three Months Ended		Increase (Decrease)
	March 31,	March 31,
	2020	2019
(dollars in thousands)	(Successor)	(Predecessor)	Amount	%
Revenues
Interest income	$24,553	$20,623	$3,930	19.1%
Fee income	7,215	9,160	(1,945)	(21.2)%
Total Revenue	31,768	29,783	1,985	6.7%
Other Income:
Change in fair value of optional subscription liability	4,604	—	4,604	100.0%
Expenses
Impairment:
Loss provision (recovery)	3,622	(224)	3,846	> 100%
Operating expenses:
Compensation and employee benefits	3,193	1,928	1,265	65.7%
General and administrative	2,278	3,090	(812)	(26.3)%
Total Expenses	9,093	4,794	4,299	89.7%
Income before income taxes	27,279	24,989	2,290	9.2%
Income tax provision	—	—	—	—%
Net income	$27,279	$24,989	$2,290	9.2%

Revenue

Total revenue for the three months ended March 31, 2020 (the “Successor Period”) and the three months ended March 31, 2019 (the “Predecessor Period”) was $31.8 and $29.8 million,  respectively, an increase of $2.0 million. The increase primarily relates to increased access to capital through fundraising and the related expansion of the lending portfolio.

Expenses

Total expenses for the Successor Period and the Predecessor Period was $9.1 and $4.8 million, respectively, an increase of $4.3 million. The increase was primarily due to an increase in the loan loss provision expense resulting from an increase in defaults and an increase in compensation and benefits primarily associated with compensation expense for RSUs granted to employees and directors.

Interest Income

Interest income increased by $3.9 million or 19.1% for the Successor Period from the Predecessor Period primarily attributable to incremental interest income from a net increase in the size of our loan portfolio of more than 18.4% from March 31, 2019 to March 31, 2020.

Fee Income

Fee income decreased by $1.9 million or 21.2% for the Successor Period from the Predecessor Period primarily attributable to a decrease in origination and extension fee income relative to the Predecessor Period primarily as a result the Company beginning to defer and amortize these fees on November 15, 2019 whereas in the past, the Predecessor’s policy was to record the fees when received.

Provision for loan losses

Provision for loan losses increased by $3.8 million for the Successor Period from the Predecessor Period as a result of an increase in loans in default associated with the current economic environment primarily related to the impact of the COVID-19 pandemic.

Other Income

The change in fair value of the Optional Subscription Liability is an unrealized gain or loss based on the fair value of an optional subscription of up to $25 million of  additional common stock issued as a part of the Business Combination. The Optional Subscription Liability warrants contain a cash settlement feature, which requires accounting for the fair value of the liability at each reporting period. Other income of $4.6 million was recognized during the Successor Period resulting from the decline in value of the optional subscription warrants during the period which resulted from the decrease in the market price of the Company’s common stock.

Compensation and Employee Benefits

Compensation and employee benefits expense increased by $1.3 million or 65.7% for the Successor Period from the Predecessor Period primarily attributable to $0.9 million of stock-based compensation expense recorded for the three months ended March 31, 2020 and an increase in employee headcount and performance-based bonuses. The stock-based compensation expenses resulted from grants of restricted stock units.  The fair values of the RSUs are being amortized over the vesting periods.

General and Administrative

General and administrative expense decreased by $0.8 million or 26.3% for the Successor Period from the Predecessor Period primarily as a result of $1.3 million of non-recurring broker commissions associated with growth in the loan portfolio during the three months ended March 31, 2019 and a reversal of intangible asset amortization of $0.9 million in the Successor Period. These decreases  were partially offset by an increase in accounting and legal fees of $1.4 million associated with being a new public company.

Liquidity and Capital Resources

Overview

Our primary liquidity needs include ongoing commitments to fund our lending activities and future funding obligations for existing loan portfolio, paying dividends and funding other general business needs. Our primary sources of liquidity and capital resources to date have been derived from the capital contributions from members of the

Predecessor Companies, cash flow from operations and payoffs of existing loans. Neither the Successor nor the Predecessor, has utilized any borrowings since inception. As of March 31, 2020, our cash and cash equivalents totaled $258.4 million.

We seek to meet our long-term liquidity requirements, such as real estate lending needs, including future construction draw commitments through our existing cash resources and return of capital from investments, including loan repayments. Additionally, going forward, we intend to fund our growth through the issuance of common stock, potential use of cash management tools such as a credit facility, and the sale of participation interests in loans we originate to the Private REIT, and fee income from the Private REIT. As of March 31, 2020, we had $1.1 billion of loan commitments, of which $805.5 million of total principal balance were funded and outstanding.

We believe our existing sources of liquidity are sufficient to fund our existing commitments. We anticipate the COVID-19 pandemic may result in some delays in the payoff of our outstanding loans, which would reduce the capital available to fund new loans. As a result, we plan to seek to fund growth in the near term through the sale of participation interests in new mortgage loans to the Private REIT, which will depend on the ability of the Private REIT to raise capital. To the extent funds available for new loans are limited, we will manage our capital deployment based on the receipt of payoffs. In the longer term, we plan to raise equity capital from time to time as a key component of our growth strategy, subject to market conditions. In addition, we are currently evaluating the addition of a working capital credit facility.

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

Sources and Uses of Cash

The following table sets forth changes in cash and cash equivalents for the three months ended March 31, 2020 and March 31, 2019:

	Successor	Predecessor
	Three Months Ended	Three Months Ended
	March 31,	March 31,
(dollars in thousands)	2020	2019
Cash provided by (used in):
Operating activities	23,626	24,811
Investing activities	33,568	(70,909)
Financing activities	(36,973)	49,971
Net increase / (decrease) in cash & cash equivalents	20,221	3,873

Comparison of Results of Cash Flows for the Three Months Ended March 31,2020 and March 31, 2019

Net cash provided by operating activities was $19.8 million for the Successor Period and $24.8 million for the Predecessor Period. While the amounts are comparable, the results of operating activities were affected by an increase in the loan portfolio since March 31, 2019, the effects of the COVID-19 pandemic in 2020 and an increase in expenses resulting from our growth and associated costs of becoming a public company.

Net cash provided by investing activities was $37.3 million for the Successor Period and net cash used in investing activities was $70.9 million for the Predecessor Period. The decrease in cash used in 2020 of $108.2 million was primarily due to a slowing of new loan originations resulting from the need to ramp up lending after the suspension of fundraising mandated by the guidelines of the Business Combination combined with a surge in pay-offs.

Net cash used in financing activities was $37.0 million for the Successor Period and this consists entirely of dividends paid. Net cash provided by financing activities was $50.0 million for the Predecessor Period and this relates primarily to member contributions net of distributions.

Contractual Obligations and Commitments

The following table illustrates our contractual obligations and commercial commitments by due date as of  March 31,2020 ($ in thousands):

		Less than 1			More than
	Total	year	1-3 years	3-5 years	5 years
Operating lease obligations	$9,915	$373	$2,120	$3,181	$4,241
Construction holdbacks	272,274	215,443	56,831	—	—
Total	$282,189	$215,816	$58,951	$3,181	$4,241

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2020 . We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets as of  March 31, 2020.

Critical Accounting Policies and Estimates

The most significant accounting estimates involve a high degree of judgment or complexity. Management believes the estimates and judgments most critical to the preparation of our consolidated financial statements and to the understanding of our reported financial results include those made in connection with loan impairment and valuation of investments in real estate and income taxes. Management evaluates its policies and assumptions on an ongoing basis.

Our significant accounting policies related to these accounts in the preparation of our consolidated financial statements are described under the heading “Management Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2019. As of the date of this filing, there were no significant changes to any of the critical accounting policies and estimates previously described in our Annual Report on Form 10-K.

Recently Issued Accounting Pronouncements

For a description of our adoption of new accounting pronouncements and the impact thereof on our business, see “Note 2 - Summary of Significant Accounting Policies” of our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q

JOBS Act

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for public companies that qualify as “emerging growth companies” under the JOBS Act. Emerging growth companies under the JOBS Act are allowed to elect to comply with new or revised accounting pronouncements based on the effective date for private companies rather than the effective date for publicly traded companies. Broadmark Realty is an emerging growth company and has elected to delay the adoption of new or revised accounting standards. As a result, Broadmark Realty may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for publicly traded companies that are not emerging growth companies. As such, Broadmark Realty’s financial statements may not be comparable to companies that comply with public company effective dates.

 Internal Control over Financial Reporting and Disclosure Control

Management has identified certain material weaknesses in our internal control over financial reporting. See Item 4 below.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) and the exhibits hereto contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange of Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact contained in this Quarterly Report, including statements regarding our future results of operations and financial position, strategy and plans, and our expectations of future operations, are forward-looking statements.  Forward-looking statements reflect the Company’s current views with respect to, among other things, capital resources, portfolio performance and projected results of operations.  Likewise, the Company’s statements regarding anticipated growth in its operations, anticipated market conditions, demographics and results of operations are forward-looking statements.  In some cases, you can identify these forward-looking statements by the use of terminology such as “outlook,” “believes,” “expects,” “projects”, “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words or phrases.

The forward-looking statements contained in this Report and the exhibits hereto are based on the Company’s current expectations and beliefs concerning future developments and their potential effects on the Company.  There can be no assurance that future developments affecting the Company will be those that it has anticipated.  Actual results may differ materially from those in the forward-looking statements.  Some factors that could cause the Company’s actual results to differ include, but are not limited to:

•

Factors described under the heading “Risk Factors” in Part II, Item 1A of this Report, and in our Annual Report on Form 10-K for the year ended on December 31, 2019, including those set forth under the captions “Risk Factors” and “Business”;

•	defaults by borrowers in paying debt service on outstanding indebtedness;
•	impairment in the value of real estate property securing our loans;
•	availability of origination and acquisition opportunities acceptable to us;
•	potential mismatches in the timing of asset repayments and the maturity of the associated financing agreements;
•	general economic uncertainty and the effect of general economic conditions on the real estate and real estate capital markets in particular;
•	general and local commercial and residential real estate property conditions;
•	changes in federal government policies;
•	changes in federal, state and local governmental laws and regulations that impact our business, assets or classification as a real estate investment trust;
•	increased competition from entities engaged in construction lending activities;
•	disruptions in our business operations and construction lending activity relating to coronavirus (COVID-19);
•	adverse impact of COVID-19 on the value of our goodwill established in the Business Combination;
•	changes in interest rates;
•	the availability of, and costs associated with, sources of liquidity;
•	the ability to manage future growth; and
•	changes in personnel and availability of qualified personnel.

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

ITEM 3.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2020, the Company did not have any outstanding “market risk sensitive instruments,” as such term is used within the meaning of Item 305 of SEC Regulation S-K. However, the Company is subject to other types of business risk described below and under “Market Risks Related to Real Estate Loans” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019.

Interest Rate Risk

While all the Company's loans bear a fixed rate and the Company does not have any interest-rate sensitive instruments obligations outstanding, the nature of the Company’s business exposes it to business risk arising from changes in interest rates. Interest rates are highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors beyond the control of the Company. An increase or decrease in interest rates would not impact the interest charged on the Company’s then existing loan portfolio, as the Company’s loans bear fixed rates of interest. However, a rapid significant increase in interest rates may reduce the demand for mortgage loans due to the higher cost of borrowing, potentially resulting in a reduced demand for real estate, declining real estate values and higher default rates. Alternatively, a significant rapid decline in interest rates may negatively affect the amount of interest that the Company may charge on new loans, including those that are made with capital received as outstanding loans mature. Additionally, declining interest rates may also result in prepayments of existing loans, which may also result in the redeployment of capital in new loans bearing lower interest rates.

Credit Risk

The Company’s loans are subject to credit risk. Credit risk is the exposure to loss from loan defaults. Default rates are subject to a wide variety of factors, including, but not limited to, borrower financial condition, property performance, property management, supply and demand factors, construction trends, consumer behavior, regional economics, interest rates, the strength of the U.S. economy, epidemics and public health emergencies and other factors beyond the Company’s control. All loans are subject to the possibility of default. The Company seeks to mitigate credit risk by originating loans which are secured by first position liens on real estate with a maximum loan-to-value ratio of 65%. The Company also undertakes extensive due diligence of the property that will be mortgaged to secure the loans, including review of third-party appraisals on the property.

Risks Related to Real Estate

Residential and commercial property values are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, events such as natural disasters, including hurricanes,  earthquakes and pandemics, acts of war and terrorism, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions (such as an oversupply of housing, retail, industrial, office or other commercial space); changes or continued weakness in specific industry segments; construction quality, construction cost, age and design; demographic factors; retroactive changes to building or similar codes; and increases in operating expenses (such as energy costs). In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay the loans, which could also cause Company to suffer losses. These factors could adversely affect the Company’s business, financial condition, results of operations and ability to make distributions to its members.

ITEM 4.            CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2020, the Company’s controls and procedures were not effective for the reasons described below.

Material Weakness in Internal Control over Financial Reporting

We have identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As previously disclosed in the Company’s Form S-4 related to the Business Combination, the Predecessor Company Group reported certain material weaknesses in internal control over financial reporting identified in connection with the audit of the members of the Predecessor Company Groups’ financial statements at December 31, 2018. The Company reported in its Form 10-K for the year ended December 31, 2019 that the material weakness previously identified remained as of December 31, 2019.

The material weaknesses identified include (i) lack of formalized internal control policies and procedures as it relates to financial reporting and (ii) insufficient resources to provide appropriate segregation of duties related to the preparation and review of information used in financial reporting, as well as review controls over the financial statement reporting process.

The control deficiencies described above created a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis and therefore we concluded that the deficiencies represent material weaknesses in the Company’s internal control over financial reporting and our internal control over financial reporting was not effective as of December 31, 2019. At this time, we do not believe such material weaknesses have been fully remediated.

Management’s Remediation Plan

The Company plans and has begun to execute the following steps to remediate the aforementioned material weaknesses in internal control over financial reporting:

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

There is no assurance that the material weaknesses will be fully remediated during 2020 particularly given the disruption of COVID-19 on the Company’s business and operations.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2020,  we augmented our finance and accounting staff by hiring a Director of Financial Planning and Analysis and we implemented new financial reporting and compliance software. Presently our finance and accounting staff are working remotely as a result of COVID-19, which is requiring some adjustments to our procedures and may impact our plans to remediate the material weaknesses in internal control over financial reporting. Except as set forth above, there were no changes in the Company’s internal control over financial reporting (as such terms are defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.               LEGAL PROCEEDINGS

Broadmark Realty is involved in legal proceedings which arise in the ordinary course of business. It believes that the outcome of such matters, individually and in the aggregate, will not have a material adverse effect on its business, financial condition or results of operations.

ITEM 1A.            RISK FACTORS

This section supplements and updates certain of the information found under the “Risk Factors” section in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 16, 2020 based on information currently known to us and recent developments since the date of our 2019 Form 10-K filing. The matters discussed below should be read in conjunction with the risk factors set forth in the 2019 Form 10-K. However, the risks and uncertainties that we face are not limited to those described below and those set forth in the 2019 Form 10-K. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our securities, particularly in light of the fast-changing nature of the COVID-19 pandemic, containment measures and the related impacts to economic and operating conditions.

The impact of the COVID-19 pandemic and the measures implemented to contain the spread of the virus have had, and are expected to continue to have, a material adverse impact on our business and results of operations.

The emergence of the COVID-19 pandemic and the resulting containment measures have caused economic and financial disruptions that have adversely affected, and are expected to continue to materially adversely affect, our business and results of operations. The extent to which the pandemic will continue to materially adversely affect our business and results of operations will depend on numerous evolving factors and future developments that we are not able to predict, including the duration, spread and severity of the pandemic; the nature, extent and effectiveness of containment measures; the extent and duration of the effect on the economy, unemployment, construction and housing prices; and how quickly and to what extent normal economic and operating conditions can resume.

The COVID-19 pandemic and containment measures have contributed to, among other things:

•	Significant and rapid economic contraction and a record rise in unemployment.
•	Adverse impacts on the progress of construction on our borrowers’ projects and their ability to complete projects in accordance with the terms of the loan.
•

Adverse impacts on the demand for and the value of commercial and residential real estate that our borrowers have developed that make it less likely that a borrower can sell or lease the property they are developing in an amount sufficient to repay the borrower’s loan, or that a developer, who would be our borrower, will elect to go forward with a new project

•	Adverse impacts on the creditworthiness of our borrowers and other counterparties and their ability to pay amounts owed to us and our ability to collect such amounts.
•	Adverse impacts on capital and credit market conditions, which may limit our access to and the cost of capital.
•	An increased risk to the value of our investment in mortgage notes receivable, which has the potential to result in impairment charges.
•	An increased risk of potential delays in foreclosure proceedings and the enforcement of our rights with respect to loans in default.
•

An increased risk of an information or cyber-security incident, fraud, or a failure to maintain the uninterrupted operation of our information systems, among other things, as a result of an increase in remote work.

The above impacts of the COVID-19 pandemic and containment measures are likely to continue and, in some cases, may worsen.

As discussed in our Results of Operations, we saw an increase in the amount of loans in default and for the three months ended March 31, 2020, we recognized a loan loss provision expense of $3.6 million compared to negligible amounts in prior periods.

The pandemic and containment measures have caused us to modify our strategic plans and business practices, including the amount of capital deployed and the property types that we lend on and may adversely affect our plans to remediate the material weaknesses in our internal control over financial reporting.

If the impact from the pandemic is prolonged, it could increase the negative impacts to our business and may also heighten many of the other risks described in the “Risk Factors” section of our 2019 Form 10-K. We do not yet know the full extent of how COVID-19 and the containment measures will affect our business and results of operations, however, the continuing effects are expected to have an adverse impact on our business and results of operations.

ITEM 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.               DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.               MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.               OTHER INFORMATION

None.

ITEM 6.             EXHIBITS

10.1	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to Broadmark Realty’s Form 8-K (File No. 001-39134), filed with the SEC on February 7, 2020).

10.2

First Amendment to Employment Agreement, dated March 13, 2020, by and between Broadmark Realty Capital Inc. and Joanne Van Sickle. (incorporated by reference to Exhibit 10.1 to Broadmark Realty’s Form 8-K (File No. 001-39134), filed with the SEC on February 7, 2020)

10.3

Separation and Release Agreement, dated March 16, 2020, by and between Broadmark Realty Capital Inc. and Adam Fountain (incorporated by reference to Exhibit 10.1 to Broadmark Realty’s Form 8-K (File No. 001-39134), filed with the SEC on March 17, 2020

10.4

Independent Contractor Agreement, dated March 16, 2020, by and between Broadmark Realty Capital Inc. and Adam Fountain (incorporated by reference to Exhibit 10.2 to Broadmark Realty’s Form 8-K (File No. 001-39134), filed with the SEC on March 17, 2020

10.5

Consulting Agreement, dated August 9, 2019, by and between Broadmark Realty Capital Inc. and Joseph L. Schocken (incorporated by reference to Exhibit 10.5 to Broadmark Realty’s Form S-4 (File No. 001-39134), filed with the SEC on August 12, 2019

31.1	Rule13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Broadmark Realty Capital Inc.*

31.2	Rule13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Broadmark Realty Capital Inc.*

32.1	Section 1350 Certification of the Chief Executive Officer of Broadmark Realty Capital Inc.*

32.2	Section 1350 Certification of the Chief Financial Officer of Broadmark Realty Capital Inc.*

101	Financial Statements from the Quarterly Report on Form 10-Q of Broadmark Realty Capital Inc. for the period ended March 31, 2020, formatted in Extensible Business Reporting Language (XBRL)

*Exhibits that are filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROADMARK REALTY CAPITAL INC.

By:	/s/ Jeffrey B. Pyatt
Name:	Jeffrey Pyatt
Title:	President and Chief Executive Officer (Principal Executive Officer)
By:	/s/ David Schneider
Name:	David Schneider
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 11, 2020