Form 10-Q
period 2020-06-30
Broadmark Realty Capital Inc.
filed 2020-08-10
CIK 1784797

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

As of August 7, 2020, there were 132,231,184 shares of common stock outstanding.

Broadmark Realty Capital Inc.

Broadmark Realty Capital Inc.

Unaudited Condensed Consolidated Balance Sheets

(dollar amounts in thousands, except share amounts)

	June 30, 2020	December 31, 2019
Assets
Cash and cash equivalents	$217,969	$238,214
Mortgage notes receivable, net	817,319	821,589
Interest and fees receivable	8,986	4,108
Investment in real property, net	3,690	5,837
Intangible assets, net	791	4,970
Goodwill	136,965	131,965
Other assets	4,606	2,046
Total assets	$1,190,326	$1,208,729

Liabilities and Equity
Accounts payable and accrued liabilities	$4,494	$8,415
Dividends payable	7,934	15,842
Total liabilities	$12,428	$24,257
Commitments and Contingencies
Common stock, $0.001 par value, 500,000,000 shares authorized, 132,231,184 and 132,015,635 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	132	132
Preferred stock, $0.001 par value, 100,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2020 and December 31, 2019	—	—
Additional Paid in Capital	1,211,001	1,209,120
Accumulated deficit	(33,235)	(24,780)
Total equity	1,177,898	1,184,472
Total liabilities and equity	$1,190,326	$1,208,729

See accompanying notes to the unaudited condensed consolidated financial statements

Broadmark Realty Capital Inc.

Unaudited Condensed Consolidated Statements of Income

(dollar amounts in thousands, except share and per share amounts)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019(2)	2020	2019(2)
Revenues
Interest income	$22,180	$23,456	$46,733	$44,079
Fee income	6,890	13,117	14,105	22,277
Total Revenue	29,070	36,573	60,838	66,356
Other Income (Expense):
Change in fair value of optional subscription liabilities	(1,458)	—	3,146	—
Expenses
Impairment:
Loan loss provision	309	297	3,931	73
Operating expenses:
Compensation and employee benefits	3,044	1,925	6,237	3,853
General and administrative	4,500	3,151	6,778	6,241
Total Expenses	7,853	5,373	16,946	10,167
Income before income taxes	19,759	31,200	47,038	56,189
Income tax provision	—	—	—	—
Net income	$19,759	$31,200	$47,038	$56,189
Earnings per common share: (1)
Basic	$0.15	$—	$0.36	$—
Diluted	$0.15	$—	$0.36	$—
Weighted-average shares of common stock outstanding, basic and diluted
Basic	132,165,005	—	132,120,290	—
Diluted	132,165,005	—	132,120,290	—

See accompanying notes to the unaudited condensed consolidated financial statements

(1)	The Company determined that earnings per unit in the Predecessor periods would not be meaningful to the users of this filing, given the different unit holders and members’ equity structures of each individual entity in the Predecessor Company Group.

(2)	Predecessor periods are combined as disclosed in Note 1.

Broadmark Realty Capital Inc.

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

(dollar amounts in thousands, except share amounts)

	Preferred		Common stock		Additional
	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balances as of December 31, 2019	—	$—	132,015,635	$132	$1,209,120	$(24,780)	$1,184,472
Issuance of shares from vested RSUs	—	—	95,694	—	—	—	—
Net Income	—	—	—	—	—	27,279	27,279
Dividends	—	—	—	—	—	(31,700)	(31,700)
Stock-based compensation expense	—	—	—	—	914	—	914
Balances as of March 31, 2020	—	$—	132,111,329	$132	$1,210,034	$(29,201)	$1,180,965
Issuance of shares from vested RSUs	—	—	119,855	—	—	—	—
Net Income	—	—	—	—	—	19,759	19,759
Dividends	—	—	—	—	—	(23,793)	(23,793)
Stock-based compensation expense	—	—	—	—	967	—	967
Balances as of June 30, 2020	—	$—	132,231,184	$132	$1,211,001	$(33,235)	$1,177,898

See accompanying notes to the unaudited condensed consolidated financial statements.

Broadmark Realty Capital Inc.

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

(dollar amounts in thousands, except share amounts)

	Class A Units		Class P Units		Preferred Units		Additional	Retained Earnings
	Units	Amount	Units	Amount	Units (1)	Amount	Paid-in Capital	(Accumulated Deficit)	Total
Balances as of December 31, 2018 (Predecessor)	20,950	$1	50	$—	6,827,701	$684,979	$767	$(637)	$685,110
Contributions	850	200	—	—	796,028	79,535	—	—	79,735
Reinvestments	—	—	—	—	71,086	7,094	—	—	7,094
Net Income	—	—	—	—	—	—	—	24,989	24,989
Distributions	—	—	—	—	—	—	—	(24,134)	(24,134)
Redemptions	—	—	—	—	(133,513)	(13,331)	—	—	(13,331)
Compensation expense related to grant of profits interest	(100)	—	100	—	—	—	734	—	734
Grants of restricted units	150	—	—	—	—	—	134	—	134
Balances as of March 31, 2019 (Predecessor)	21,850	$201	150	$—	7,561,302	$758,277	$1,635	$218	$760,331
Contributions	—	—	—	—	1,441,711	122,414	—	—	122,414
Reinvestments	—	—	—	—	86,222	8,594	—	—	8,594
Net Income	—	—	—	—	—	—	—	31,200	31,200
Distributions	—	—	—	—	—	—	—	(29,125)	(29,125)
Redemptions	—	—	—	—	(227,248)	(22,927)	—	—	(22,927)
Grants of restricted units	—	—	—	—	—	—	170	—	170
Balances as of June 30, 2019 (Predecessor)	21,850	$201	150	$—	8,861,987	$866,358	$1,805	$2,293	$870,657

See accompanying notes to the unaudited condensed consolidated financial statements

(1)	The Company determined that earnings per unit in the Predecessor periods would not be meaningful to the users of this filing, given the different unit holders and members’ equity structures of each individual entity in the Predecessor Company Group.

(2)	Predecessor periods are combined as disclosed in Note 1.

Broadmark Realty Capital Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(dollar amounts in thousands)

	Successor	Predecessor
	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2020	2019(1)
Cash flows from operating activities
Net income	$47,038	$56,189
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	(821)	—
Depreciation	36	34
Compensation expense related to grant of profits interest	—	734
Stock-based compensation expense for restricted stock units	1,881	—
Grants of restricted units	—	304
Provision for loan losses	3,931	73
Write down of investment in real property	—	519
Change in fair value of optional subscription liabilities	(3,146)	—
Changes in operating assets and liabilities:
Interest and fees receivable	(4,878)	(4,284)
Deferred income	4,887	—
Change in other assets	(1,385)	(363)
Accounts payable and accrued liabilities	(775)	816
Net cash provided by operating activities	46,768	54,022
Cash flows from investing activities:
Investments in fixed assets	—	(67)
Proceeds from sale of real property	2,213	6,139
Improvements to investments in real property	(66)	(210)
Change in mortgage notes receivable	(5,759)	(132,497)
Net cash provided by (used in) investing activities	(3,612)	(126,635)
Cash flows from financing activities:
Contributions from members	—	203,005
Contributions received in advance	—	15,395
Dividends paid	(63,401)	—
Distributions	—	(36,174)
Redemptions of members	—	(36,258)
Net cash provided by (used in) financing activities	(63,401)	145,968
Net increase in cash and cash equivalents	(20,245)	73,355
Cash and cash equivalents, beginning of period	238,214	112,234
Cash and cash equivalents, end of period	$217,969	$185,589
Supplemental disclosure of non-cash investing and financing activities
Dividends payable	7,934	—
Reinvested distributions	—	15,688
Measurement period adjustment to goodwill and intangible assets	5,000	—

See accompanying notes to the unaudited condensed consolidated financial statements

(1)	Predecessor periods are combined as disclosed in Note 1.

Broadmark Realty Capital Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 - Organization and business

Broadmark Realty Capital Inc. (“Broadmark Realty,” “the Company,” “Successor,” “we,” “us” and “our”) is an internally managed commercial real estate finance company that provides secured financing to real estate investors and developers. Broadmark Realty’s objective is to preserve and protect shareholder capital while producing attractive risk-adjusted returns primarily through dividends generated from current income from its loan portfolio. Broadmark Realty operates in select states that it believes to have favorable demographic trends and provide Broadmark Realty the ability to efficiently access the underlying collateral in the event of borrower default.

On November 14, 2019 (the “Closing Date”), Broadmark Realty Capital Inc., a Maryland corporation (formerly named Trinity Sub Inc.) (“Broadmark Realty”), consummated a business combination (the “Business Combination”) pursuant to an Agreement and Plan of Merger, dated August 9, 2019 (the “Merger Agreement”), by and among the Company, Trinity Merger Corp. (“Trinity”), Trinity Merger Sub I, Inc. (“Merger Sub I”), Trinity Merger Sub II, LLC (“Merger Sub II” and together with Trinity and Merger Sub I, the “Trinity Parties”), PBRELF I, LLC (“PBRELF”), BRELF II, LLC (“BRELF II”), BRELF III, LLC (“BRELF III”), BRELF IV, LLC (“BRELF IV” and, together with PBRELF, BRELF II and BRELF III, the “Predecessor Companies” and each a “Predecessor Company”), Pyatt Broadmark Management, LLC (“MgCo I”), Broadmark Real Estate Management II, LLC (“MgCo II”), Broadmark Real Estate Management III, LLC (“MgCo III”), and Broadmark Real Estate Management IV, LLC (“MgCo IV” and, together with MgCo I, MgCo II and MgCo III, the “Predecessor Management Companies” and each a “Predecessor Management Company,” and the Predecessor Management Companies, together with the Predecessor Companies and their subsidiaries, the “Predecessor Company Group”). Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, (i) Merger Sub I merged with and into Trinity, with Trinity being the surviving entity of such merger (the “Trinity Merger”), (ii) immediately following the Trinity Merger, each of the Predecessor Companies merged with and into Merger Sub II, with Merger Sub II being the surviving entity of such merger (the “Company Merger”), and (iii) immediately following the Company Merger, each of the Predecessor Management Companies merged with and into Trinity, with Trinity being the surviving entity of such merger (the “Management Company Merger” and, together with the Trinity Merger and the Company Merger, the “Mergers”). As a result of the Mergers, Merger Sub II and Trinity became wholly owned subsidiaries of Broadmark Realty.

The consolidated subsidiaries of Broadmark Realty after the Business Combination include BRMK Lending, LLC, BRMK Management, Corp., and Broadmark Private REIT Management, LLC. BRMK Lending, LLC originates short-term loans secured by first deed of trust liens on residential and commercial real estate. BRMK Management, Corp. (the “Manager”) manages the underwriting, closing, servicing and disposition of mortgage notes, and performs all general and administrative duties. Broadmark Private REIT Management, LLC (the “Private REIT Manager”) was designed to manage the newly organized Broadmark Private REIT, LLC (the “Private REIT”), an unconsolidated affiliate of the Company that primarily participates in loans originated, underwritten and serviced by a subsidiary of Broadmark Realty.

Broadmark Realty intends to elect to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with the tax period ending December 31, 2019. Broadmark Realty generally will not be subject to U.S. federal corporate income tax on that portion of its net income that is distributed to stockholders if it distributes at least 90% of its REIT taxable income to its stockholders by prescribed dates and complies with various other requirements. The Company also operates its business in a manner that permits it to maintain an exclusion from registration under the Investment Company Act of 1940. As a REIT, Broadmark Realty may own up to 100% of the stock of one or more taxable REIT subsidiaries (“TRSs”), which may earn income that would not be qualifying income if earned directly by a REIT. Broadmark Realty has a TRS being the Manager and this election applies to the wholly owned subsidiaries of the Company, including the Private Manager.

Unless the context otherwise requires, references to “Broadmark Realty,” the “Company,” “we,” “us” and “our” in the remainder of this report refer to Broadmark Realty and its consolidated subsidiaries after the Business Combination and refer to the Predecessor Company Group for periods prior to the Business Combination.

Broadmark Realty Capital Inc.

Notes to Consolidated Financial Statements

Note 2 - Summary of significant accounting policies

Basis of Presentation

For periods prior to November 15, 2019, the accompanying consolidated financial statements do not represent the financial position and results of operations of one controlling legal entity, but rather a combination of the historical results of the Predecessor Company Group, which was under common management. Therefore, any reference herein to the Predecessor financial statements is made on a combined basis. For periods from November 15, 2019 on, the accompanying consolidated financial statements represent the consolidated financial statements of the Company, beginning with BRELF II as the accounting acquirer and Successor entity. In addition, as a result of the Business Combination, the consolidated financial statements for periods from November 15, 2019 on, are presented on a new basis of accounting pursuant to Accounting Standards Codification (“ASC”) 805, Business Combinations (refer to Note 3) to reflect BRELF II acquiring the other entities within the Predecessor Company Group and Trinity in the successor period.

The financial information presented in the accompanying unaudited condensed consolidated financial statements has been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements and notes include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the condensed consolidated financial position, results of operations and cash flows for the periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto for the year ended December 31, 2019 included in our Annual Report on Form 10-K filed on March 16, 2020 with the SEC (the “Annual Report”). The condensed consolidated balance sheet as of December 31, 2019, included herein, was derived from the audited financial statements of Broadmark Realty Capital Inc. as of that date. The results of the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020, for other interim periods or future years.

The presentation of the Predecessor period has been conformed to the current period’s presentation for the purposes of these consolidated financial statements. Additionally, certain balance sheet captions as of December 31, 2019 have been reclassified to conform to the current period's presentation.

Principles of Consolidation

For Predecessor period, all intra-entity accounts, balances and transactions have been eliminated in the preparation of the unaudited condensed consolidated financial statements. Beginning November 15, 2019, all significant intercompany accounts, balances and transactions have been eliminated in consolidation. Broadmark Realty consolidates those entities in which it has control over significant operating, financial and investing decisions of the entity, as well as those entities deemed to be variable interest entities (“VIEs”), if any, in which Broadmark Realty is determined to be the primary beneficiary. As of June 30, 2020, Broadmark Realty is not the primary beneficiary of and, therefore, does not consolidate any VIEs.

Broadmark Realty Capital Inc.

Notes to Consolidated Financial Statements

Certain Significant Risks and Uncertainties

In the normal course of business, we encounter one primary type of economic risk in the form of credit risk. Credit risk is the risk of default on our investment in mortgage notes receivable resulting from a borrower’s inability or unwillingness to make contractually required payments. We believe that the carrying values of our investments reasonably consider this credit risk.

In addition, we are subject to significant tax risks. If we were to fail to qualify as a REIT in any taxable year, we would be subject to U.S. federal corporate income tax, which could be material.

Broadmark Realty operates in a dynamic industry and, accordingly, can be affected by a variety of factors. For example, we believe that changes in any of the following areas could have a significant negative effect on us in terms of our future financial position, results of operations or cash flows: public health crises, like the novel coronavirus (“COVID-19”) pandemic; competition in our market; the stability of the real estate market and the impact of interest rate changes; changes in government regulation affecting our business; natural disasters and catastrophic events; our ability to attract and retain qualified employees and key personnel; protection of customers’ information and other privacy concerns, among other things.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts and disclosures at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. The most significant estimates relate to the fair value of financial instruments, such as impaired loans and real property, goodwill and identified intangibles, and warrant liabilities. Accordingly, actual results could differ from those estimates.

Reportable Segments

We operate the business as one reportable segment.

BALANCE SHEET MEASUREMENT

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of 90 days or less at the date of purchase to be cash equivalents. We have a cash management sweep account repurchase agreement whereby our bank nightly sweeps cash in excess of $750,000, sells us specific U.S. Government Agency securities and then repurchases them the next day.

We maintain our cash and cash equivalents with financial institutions. At times, such amounts may exceed federally insured limits. As of June 30, 2020 and December 31, 2019, the uninsured cash and cash equivalents balance was $216.4 million and $236.7 million, respectively. There were no restrictions on cash as of June 30, 2020 or December 31, 2019.

Broadmark Realty Capital Inc.

Notes to Consolidated Financial Statements

Mortgage Notes Receivable

Mortgage notes receivable (referred to herein as “mortgage notes receivable,” “construction loans,” “loans” or “notes”) are classified as held for investment as we have the intent and ability to hold until maturity or payoff and are carried at amortized cost, net of allowance for loan losses, interest reserve, construction holdbacks, deferred origination and extension fees. Mortgage notes receivable that are in contractual default are deemed to be non-performing and are evaluated for impairment. All of our loans are considered collateral dependent, and therefore, non-performing loans are evaluated for impairment based on the fair value of the collateral less estimated costs to sell.

Deferred income represents the amount of our origination and amendment or extension fees that have been deferred and will be recognized in income over the contractual maturity of the underlying loan.

Participations in mortgage notes receivables are accounted for as sales and derecognized from the balance sheet when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when: (1) a group of financial assets or a participating interest in an entire financial asset has been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity. If the sales do not meet these criteria, the sale of the participation is treated as a secured borrowing. As of June 30, 2020, all participations in mortgage notes receivable sold to the Private REIT have achieved sale accounting. There were no participations as of December 31, 2019.

Real property

Real property owned by us consists of real estate acquired in settlement of loans. Real estate acquired through foreclosure or deed in lieu of foreclosure is recorded at fair value at the time of acquisition, which generally approximates the net carrying value of the loan secured by such property. Costs related to acquisition, development, construction and improvements are capitalized. Expenditures for repairs and maintenance are charged to expense when incurred.

As of June 30, 2020 and December 31, 2019, real properties owned by us consist of real estate acquired as a result of foreclosure proceedings on one and two partially completed construction projects, respectively.

Goodwill

Goodwill represents the excess of the consideration paid over the fair value of net assets acquired in connection with the Business Combination in November 2019. Goodwill is not amortized, but rather tested for impairment annually or more frequently if events or changes in circumstances indicate potential impairment. In testing goodwill for impairment, we follow ASC 350, Intangibles—Goodwill and Other, which permits a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying value including goodwill. If the qualitative assessment determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying value including goodwill, then no impairment is determined to exist for the reporting unit. However, if the qualitative assessment determines that it is more likely than not that the fair value of the reporting unit is less than its carrying value including goodwill, the fair value of that reporting units is compared with its carrying value, including goodwill. If the carrying value of a reporting unit exceeds its fair value, goodwill is considered impaired with the impairment loss equal to the amount by which the carrying value of the goodwill exceeds the implied fair value of that goodwill.

Broadmark Realty Capital Inc.

Notes to Consolidated Financial Statements

Intangible Assets

As a result of the Business Combination in November 2019, we identified intangible assets in the form of customer relationships. We recorded the intangible assets at fair value at the acquisition date and are amortizing the value of these finite lived intangibles into expense over the expected useful life. Our intangible assets have estimated useful lives of three years.

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

Other Assets

Other assets primarily consist of prepaid insurance, right-of-use asset and other operating receivables. In connection with the Business Combination, we entered into an arrangement to sublease an operating lease and have recorded a right-of-use asset and a lease liability in the amount of $0.4 million, representing the present value of the remaining payments under the lease discounted based on our incremental borrowing rate as of November 14, 2019. As of June 30, 2020, the right-of-use asset and a lease liability are not significant to the condensed consolidated balance sheet.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities primarily consist of accruals for payments of professional services fees, lease liabilities, warrant liabilities and other operating payables.

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

Income recognition is suspended when a loan is designated non-performing and resumes only when the suspended loan becomes contractually current and performance is demonstrated to have resumed, which generally requires consecutive cash payments accompanied by a credit analysis that supports an ability to pay in accordance with the terms of the loan. The accrual of interest is discontinued when we believe, after considering collection efforts and other factors, the amount ultimately to be collected will be insufficient to cover the additional interest payments. Interest previously accrued may be reversed at that time, and such reversal offset against interest income in the condensed consolidated statement of income.

Broadmark Realty Capital Inc.

Notes to Consolidated Financial Statements

Fee Income

We collect loan origination fees in conjunction with origination. In addition, we charge extension fees in conjunction with modification of the terms of our existing loans. We defer and amortize loan origination fees, direct loan origination costs and loan extension fees over the contractual terms of the loans. The Predecessor Companies did not defer origination fees, direct loan origination costs, and loan extension fees and, rather, recorded origination fees and costs at the time of origination due to the short-term nature of the loans, and the difference is not considered significant.

We charge inspection fees, which we use to hire independent inspectors to report on the status of construction projects. These fees are earned and recognized upon each construction draw request.

Interest and Fees Receivable

Interest on performing loans is accrued and recognized as interest income at the contractual rate of interest, or at the contractual rate of monthly minimum interest. In addition, we charge late fees on borrower payments. We monitor each note’s outstanding interest and fee receivables and, based on historical performance, generally write off the balance after a receivable is greater than 60 days past due.

Impairment of Loans

We designate loans as non-performing at such time as (1) the borrower fails to make the required monthly interest-only loan payments; (2) the loan has a maturity default; or (3) in the opinion of management, it is probable we will be unable to collect all amounts due according to the contractual terms of the loan. Loans are charged off to the allowance for loan losses when the contractual amount is no longer collectible.

The allowance for loan losses reflects our estimate of loan losses inherent in the loan portfolio as of the balance sheet date. The allowance is increased or decreased by recording the loan loss provision or recovery in our consolidated statements of income and is decreased by charge-offs when losses are confirmed through the receipt of assets, such as in a pre-foreclosure sale or upon ownership control of the underlying collateral in full satisfaction of the loan upon foreclosure or when significant collection efforts have ceased. The allowance for loan losses is determined on an asset-specific basis.

The asset-specific allowance relates to estimated losses on individual impaired loans. We consider a loan to be impaired when, based upon current information and events, we believe that it is probable that we will be unable to collect all amounts due under the contractual terms of the loan agreement. This assessment is made on a monthly basis on factors such as payment status, lien position, borrower financial resources and investment collateral, collateral type, project economics and geographical location as well as national and regional economic factors. An allowance is established for an impaired loan when the estimated fair value of the collateral is lower than the carrying value of that loan.

For collateral dependent impaired loans, impairment is measured using the estimated fair value of collateral less the estimated cost to sell in comparison to the carrying value. Valuations are performed or obtained at the time a loan is determined to be impaired and designated non-performing, and they are updated if circumstances indicate that a significant change in value has occurred. Given the short term nature of our loans, we evaluate the most recent external “as is” appraisal and depending on the age of the appraisal, may order a new appraisal or, where available, will evaluate against existing comparable sales or other pertinent information to estimate the fair value of the collateral for such loans. As of June 30, 2020, all of our allowance for loan losses represents an asset-specific allowance.

Broadmark Realty Capital Inc.

Notes to Consolidated Financial Statements

EXPENSE RECOGNITION

Operating Expenses

Operating expenses are expensed as incurred. General and administrative expenses primarily consist of professional services, insurance, excise taxes and amortization of intangible assets. During 2020, no commissions were paid to a related party and for the three and six months ended June 30, 2019, commissions paid to a related party were $1.8 and $3.1 million, respectively, which are included in general and administrative expenses.

Share‑Based Payments

We follow the accounting guidance for share-based payments which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and non-employee directors. Awards are issued under the Broadmark Realty Capital Inc. 2019 Stock Incentive Plan.

For awards made to our employees and directors, we initially value restricted stock units based on the grant date closing price of our common stock. For awards with periodic vesting, we recognize the related expense on a straight -line basis over the requisite service period for the entire award, subject to periodic adjustments to ensure that the cumulative amount of expense recognized through the end of any reporting period is at least equal to the portion of the grant date value of the award that has vested through that date. We account for forfeitures prospectively as they occur. If there are any modifications or cancellations of the underlying unvested share-based awards, we may be required to accelerate, increase or cancel any remaining unrecognized or previously recorded stock-based compensation expense.

Profit Interests (Predecessor)

The Predecessor Management Companies’ profits interests were accounted for as share-based compensation. The Predecessor Management Companies’ expensed the fair value of profits interests granted to its employees and directors over the period each award vested. Compensation cost was measured using the Black-Scholes model. All unvested profits interests vested at the time of the Business Combination.

Income Taxes (Successor)

We intend to elect to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, for U.S. federal income tax purposes (the “Code”). As a REIT, we generally are not subject to U.S. federal income taxes on net income we distribute to our shareholders. We intend to make timely distributions sufficient to satisfy the annual distribution requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax on our taxable income at regulator corporate tax rates. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property and U.S. federal income and excise taxes on our undistributed income and our TRSs are subject to U.S. federal income taxes.

Income Taxes (Predecessor)

The Predecessor Companies were taxed as partnerships and REITs under provisions of the Code. As such, the tax attributes of the partnerships are included in the individual tax returns of its members for partnerships and not for the Predecessor Company Group and the REIT entities met the qualifications to be taxed as REITs. Accordingly, the accompanying unaudited condensed consolidated statement of income for the three and six months ended June 30, 2019 includes no provision for income taxes for the Predecessor Company Group.

Broadmark Realty Capital Inc.

Notes to Consolidated Financial Statements

Earnings per Share

We follow the accounting guidance in ASC 260, Earnings Per Share, which requires the use of the two-class method of computing earnings per share for all periods presented for each class of common stock and participating security as if all earnings for the period had been distributed. Under the two-class method, net income is first reduced for dividends declared on all classes of securities to arrive at undistributed earnings. During periods of net losses, the net loss is reduced for dividends declared on participating securities only if the security has the right to participate in the earnings of the company and an objectively determinable contractual obligation to share in net losses of the company. The remaining earnings are allocated to common stockholders and participating securities to the extent that each security shares in earnings as if all of the earnings for the period had been distributed. Each total is then divided by the applicable weighted average number of common shares outstanding during the period to arrive at basic earnings per share. For the diluted earnings, the denominator includes all outstanding shares of common stock and all potential shares of common stock assumed issued if they are dilutive.

For purposes of the Predecessor period which includes the financial results of the Predecessor Company Group, we determined that earnings per unit would not be meaningful to the users of this filing, given the different unitholders and members’ equity structures of each individual entity in the Predecessor Company Group.

Recent Accounting Pronouncements

As an emerging growth company, the Jumpstart Our Business Startups Act (“JOBS Act”) permits us an extended transition period for complying with new or revised accounting standards affecting public companies. We have elected to use this extended transition period and adopt certain new accounting standards on the private company timeline, which means that our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards on a non-delayed basis. We will cease to qualify as an emerging growth company effective December 31, 2020 unless the eligibility standards are modified. Loss of emerging growth company status will result in our losing our reporting exemptions noted above.

In June 2016, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) 2016-13, Financial Instruments—Credit Losses (Topic 326), and in 2019 issued ASU 2019-04, which provides codification improvements, and ASU 2019-05, which provides targeted transition relief for entities adopting ASU 2016-13.

The financial instruments-credit losses guidance replaces the incurred loss model with an expected loss model, which is referred to as the current expected credit loss (“CECL”) model. The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables and held-to maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance, such as loan commitments, standby letters of credit, financial guarantees, and other similar instruments, and net investments in certain leases recognized by a lessor. In addition, the amendments in this update require that credit losses be presented as an allowance rather than as a write-down on available-for-sale debt securities. We have formed a CECL committee that is assessing data and system needs in order to evaluate the impact of adopting the new guidance. We expect to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which we adopt the standard. At this time, the impact on our consolidated financial statements is being evaluated. We are required to adopt the standard in the fourth quarter of 2020 for the annual period ending December 31, 2020 unless the requirements are modified.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Under the amendments in

Broadmark Realty Capital Inc.

Notes to Consolidated Financial Statements

ASU 2017-04, an entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The updated guidance requires prospective adoption. We adopted the standard on January 1, 2020 and there was no material impact on our unaudited condensed consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), which (1) adds incremental requirements for entities to disclose (a) the amount of total gains or losses for the period recognized in other comprehensive income that is attributable to fair value changes in assets and liabilities held as of the balance sheet date and categorized within Level 3 of the fair value hierarchy (b) the range and weighted average used to develop significant unobservable inputs and (c) how the weighted average was calculated for fair value measurements categorized within Level of the fair value hierarchy and (2) eliminates disclosure requirements for (a) transfers between Level 1 and Level 2 and (b) valuation processes for Level 3 fair value measurements. We adopted the standard on January 1, 2020 and there was no material impact on our unaudited condensed consolidated financial statements.

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

In the first quarter of 2020, based on additional information obtained about facts and circumstances that existed as of November 14, 2019, we recorded a measurement period adjustment to reduce the fair value of intangible assets in the form of customer relationships from $6.0 to $1.0 million. This adjustment increased the preliminary amount of goodwill previously recorded by $5.0 million.

The purchase price for the acquisition was determined based on our expectations of future earnings and cash flows, resulting in the recognition of goodwill. Goodwill predominantly relates to the value of the assembled workforce and intangible assets that do not qualify for separate recognition at the time of the acquisition. Purchased goodwill is deductible for income tax purposes over 15 years.

The fair value of the customer relationships was determined using the replacement cost approach. The cost provides a systematic framework for estimating the value of the intangible asset based on the economic principle of substitution. Under this approach, value is estimated by developing the cost to either replace or reproduce (replicate) the asset as if new. The preliminary useful lives for customer relationships were determined based upon the remaining useful economic lives of the assets that are expected to contribute to future cash flows and approximates between two to five years. Amortization expense is recorded on a straight-line method, refer to Note 6 for further information on the estimated useful lives and amortization related to the acquired intangible assets.

Broadmark Realty Capital Inc.

Notes to Consolidated Financial Statements

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

Note 4 - Mortgage notes receivable

The stated principal amount of loans receivable in our portfolio represents our interest in loans secured by first deeds of trust, security agreements or legal title to real estate located in the United States. Our lending standards require that all mortgage notes receivable be secured by a first deed of trust lien on real estate and that the maximum loan to value ratio (“LTV”) be no greater than 65%. The LTV is calculated on an “as-complete” appraised value of the underlying collateral as determined by an independent appraiser at the time of the loan origination. The lending standards also limit the initial outstanding principal balance of the loan to a maximum LTV of up to 65% of the “as-is” appraised value of the underlying collateral as determined by an independent appraiser at the time of the loan origination. Unless otherwise indicated, LTV is measured by the total commitment amount of the loan divided by the “as-completed” appraisal. LTVs do not reflect interim loan activity such as construction draws or interest payments capitalized to loans, or partial repayments of the loan. The maximum amount of a single loan may not exceed 10% of our total assets and the maximum amount to a single borrower may not exceed 15% of our total assets. We consider the maximum LTV a credit quality indicator for the credit quality of a mortgage note receivable.

Mortgage notes receivable are recorded at cost, which represents the carrying value, and interest rates generally range from a fixed annual rate of 10% to 13%. Mortgage notes receivable are considered to be short-term financings, with initial terms ranging from five to 18 months in duration based on the size of the project and expected timeline for completion of construction, which we often elect to extend for several months based on our evaluation of the project. All loans require monthly interest only payments. Most loans are structured with an interest reserve holdback that covers the interest payments for most of the initial term of the loan. Once the interest reserve is depleted, borrowers are expected to make their monthly interest payment within 10 days of month end.

Broadmark Realty Capital Inc.

Notes to Consolidated Financial Statements

Mortgage notes receivable are presented net of construction holdbacks, interest reserves, allowance for loans losses and deferred origination and extension fee income in the consolidated balance sheets. The construction holdback represents amounts withheld from the funding of construction loans until we deem construction to be sufficiently completed. The interest reserve represents amounts withheld from the funding of certain mortgage notes receivable for the purpose of satisfying monthly interest payments over all or part of the term of the related note. Accrued interest is paid out of the interest reserve and recognized as interest income at the end of each month. The deferred origination and extension fee income represents amounts that will be recognized over the contractual life of the underlying mortgage notes receivable.

The following table summarizes information pertaining to mortgage notes receivable as of June 30, 2020 and December 31, 2019:

(dollars in thousands)	June 30, 2020	December 31, 2019
Total loan commitments	$1,121,521	$1,101,275
Less:
Construction holdbacks (1)	260,401	253,708
Interest reserves (1)	21,907	18,601
Private REIT participation (2)	6,931	—
Total principal outstanding for our mortgage notes receivable	832,282	828,966
Less:
Allowance for loan losses	6,795	4,096
Deferred fees	8,168	3,281
Mortgage notes receivable, net	$817,319	$821,589
(1)	Includes construction holdbacks of $7.1 million and interest reserves of $0.7 million on participating interests sold to the Private REIT as of June 30, 2020.
(2)	The Private REIT was determined to be a voting interest entity for which we, through our wholly owned subsidiary acting as manager with no equity investment, do not hold a controlling interest in and do not consolidate the Private REIT. Furthermore, the Private REIT participation in loans originated by us meets the characteristics of a participating interest in accordance with ASC 860 and therefore, is treated as a sale of mortgage notes receivable and is derecognized from our unaudited condensed consolidated financial statements.

Non-accrual status

Mortgage notes receivable that are in contractual default are deemed to be non-performing and are evaluated for impairment. Loans can be placed in contractual default status for any of the following reasons: (1) an interest payment is more than 30 days past due; (2) a note matures and the borrower fails to make payment of all amounts owed or extend the loan; or (3) the collateral becomes impaired in such a way that the ultimate collection of the note is doubtful. A loan can be removed from contractual default status if the late interest payments are brought current, the borrower complies with appropriate re-underwriting to extend the note, or additional collateral is provided for the note to provide cash flow or bring the loan to collateral value ratio below 65%. No interest income is recognized on mortgage notes receivable that are in contractual default, unless the interest is paid in cash and collectability of all amounts due is reasonably assured. In addition, in certain instances, where the interest reserve on a current loan has been fully depleted and the interest payment is not expected to be collected from the borrower, we may place a current loan on non-accrual status and recognize interest income on a cash-basis. As of June 30, 2020 and December 31, 2019, the principal outstanding on loans placed on non-accrual status were $177.0 and $32.9 million, respectively. For the three and six months ended June 30, 2020, the average recorded investments in loans placed on non-accrual status were $164.6 and $120.7 million, respectively. For the three and six months ended June 30, 2019, the average recorded investments in loans placed on non-accrual status were $11.0 and $11.1 million, respectively.

Broadmark Realty Capital Inc.

Notes to Consolidated Financial Statements

Impaired mortgage notes receivable

We evaluate each loan for impairment at least quarterly. Impairment occurs when it is deemed probable that we will not be able to collect all amounts due according to the contractual terms of the loan, at which time, the loan is deemed to be impaired. Placing a loan in contractual default does not in and of itself result in an impairment if we deem it probable that we will ultimately collect all amounts due. If a loan is considered to be impaired, we record an allowance through the provision for loan losses to reduce the carrying value of the loan to the fair value of the collateral less estimated costs to sell, as all of our loans are classified as collateral dependent as repayment is expected solely from the collateral. As of June 30, 2020 and December 31, 2019, the principal outstanding on loans with impairment were $49.5 and $19.8 million, respectively. For the three and six months ended June 30, 2020, the average recorded investments in loans with impairment were $43.8 and $35.8 million, respectively. For the three and six months ended June 30, 2019, the average recorded investments in loans with impairment were $5.2 and $3.4 million, respectively.

The following table summarizes the activity in the allowance for loan losses for the three and six months ended June 30, 2020 and June 30, 2019. All of the allowance for loan losses relates to loans deemed to be impaired.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
(dollars in thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Beginning	$7,182	$1,480	$4,096	$1,704
Provision for loan losses (benefits)	309	297	3,931	73
Charge offs	(696)	—	(1,232)	—
Ending	$6,795	$1,777	$6,795	$1,777

Note 5 – Fair value measurements

The following tables present estimated fair values of our financial instruments as of the period indicated, whether or not recognized or recorded in the consolidated balance sheets at the period indicated:

	June 30, 2020		Fair Value Measurements Using
	Carrying	Estimated
(dollars in thousands)	Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$217,969	$217,969	$217,969	$—	$—
Mortgage notes receivable, net	817,319	817,319	—	—	817,319
Interest and fees receivable	8,986	8,986	—	8,986	—
Investment in real property, net	3,690	3,690	—	—	3,690
Financial Liabilities
Accounts payable and accrued liabilities (1)	$4,494	$4,494	$—	$2,148	$2,346

Broadmark Realty Capital Inc.

Notes to Consolidated Financial Statements

	December 31, 2019		Fair Value Measurements Using
	Carrying	Estimated
(dollars in thousands)	Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$238,214	$238,214	$238,214	$—	$—
Mortgage notes receivable, net	821,589	821,589	—	—	821,589
Interest and fees receivable	4,108	4,108	—	4,108	—
Investment in real property, net	5,837	5,837	—	—	5,837
Financial Liabilities
Accounts payable and accrued liabilities (1)	$8,415	$8,415	$—	$2,923	$5,492
(1)	Includes the level 3 valuation of the optional subscription liability derivative measured at fair value on a recurring basis.

We follow the accounting guidance in ASC 820, Fair Value Measurements and Disclosures, which requires the categorization of fair value measurement into three broad levels of the fair value hierarchy as follows:

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

The following table sets forth assets and liabilities measured and reported at fair value on a recurring and nonrecurring basis, as well as for which fair value is only disclosed, as of June 30, 2020 and December 31, 2019. All of these fair values are categorized as Level 3. The table also contains information about valuation methodologies and inputs used for assets that are measured at fair value and categorized within Level 3 as of June 30, 2020 and December 31, 2019:

	Level 3		Valuation	Unobservable	Range of
(dollars in thousands)	June 30, 2020	December 31, 2019	technique	inputs	inputs
Optional subscription liability (1)	$2,346	$5,492	Valuation model	Refer to Note 7 for assumptions	0 - 5%
Real property (2)	3,690	5,837	Collateral valuations	Discount to appraised value based on comparable market prices	0 - 10%
Non-performing and impaired loans, net of allowance for loan losses (3)	211,467	28,853	Collateral valuations	Discount to appraised value based on comparable market prices	0 - 10%
Total	$217,503	$40,182
(1)	Optional subscription liability derivative measured at fair value on a recurring basis.
(2)	Real estate property is stated at lower of cost or fair value, a non-recurring measurement of fair value.
(3)	Includes non-accrual and impaired loans, net of allowance for loss on loans deemed to be impaired. For our collateral dependent loans, the fair value is based on the fair value less the costs to sell the underlying property. The carrying value of the non-performing and impaired loans, net of the allowance for loan losses, which approximates fair value.

Broadmark Realty Capital Inc.

Notes to Consolidated Financial Statements

Fair value on a recurring basis

In connection with the Mergers, Trinity Merger Corp. issued $75 million of common stock, along with 7.2 million warrants and an optional subscription of up to $25 million of additional common stock (the “Optional Subscription Liability”) in a private placement transaction with certain entities affiliated with Farallon Capital Management, LLC (“Farallon”), which transaction is described in further detail in Note 11. We account for the Optional Subscription Liability as a derivative and, in accordance with ASC 815, we measure at fair value on a recurring basis. The value of this Optional Subscription Liability is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets. The $3.1 million decrease in value for the six months ended June 30, 2020 was recorded as other income in the accompanying unaudited condensed consolidated statement of income for that period. The Optional Subscription Liability is valued using a lattice model that primarily incorporates observable inputs such as our common stock price, exercise price term of the option and the risk-free rate, however, it also incorporates an assumption for equity volatility based on the volatility of the common stock of comparable public companies. As the result of using unobservable inputs in the valuation, we classify the Optional Subscription Liability as Level 3 within the fair value hierarchy.

Fair value on a nonrecurring basis

Investments in real properties are initially recorded at the acquisition cost less estimated costs to sell, which approximates fair value. Upon transfer from mortgage notes receivable to investment in real estate property, the fair value less costs to sell becomes the new cost for the property. Costs related to acquisition, development, construction and improvements are capitalized. At each reporting date, the fair value of real properties is based upon the most recent independent third-party appraisals of value discounted based upon our experience with actual liquidation values. These discounts to the appraisals generally range from 0% to 10%. As the result of using unobservable inputs in the valuation, we classify investments in real properties as Level 3 within the fair value hierarchy.

For mortgage notes receivable in contractual default status, fair values are based on the value of the underlying collateral less the costs to sell. At each reporting date, loans in contractual default status are evaluated based upon the most recent independent third-party appraisals of value discounted based upon our experience with actual liquidation values. These discounts to the appraisals generally range from 0% to 10%. As the result of using unobservable inputs in the valuation, we classify investments in real properties as Level 3 within the fair value hierarchy.

Fair value disclosure only

For certain of our financial instruments, including cash equivalents, interest and fees receivable, other receivables, accounts payable, and accrued liabilities, which are classified under Level 1 within the fair value hierarchy, the carrying amounts approximate fair value due to their short-term maturities.

For mortgage notes receivable in current status, fair values are based on discounted cash flows considering interest rate risk and creditworthiness of the borrower. The mortgage notes receivable are secured by first deeds of trust, security agreements or legal title to real estate located in the United States. The mortgage notes receivable generally have initial terms ranging between five and 18 months based on the size of the project and expected timeline for completion of construction and may be extended by paying additional fees. Due to the short-term maturity of the mortgage notes receivable, a premium or discount is not relevant and carrying value approximates fair value. As a result of the use of unobservable inputs, including discount rates and third-party appraisals, we classify mortgage notes receivable as Level 3 within the fair value hierarchy.

Broadmark Realty Capital Inc.

Notes to Consolidated Financial Statements

Note 6 – Goodwill and Intangible Assets

Goodwill

All of our goodwill relates to the Business Combination. As discussed in Note 3, in the first quarter of 2020, we recorded a measurement period adjustment to reduce the preliminary fair value of intangible assets in the form of customer relationships by $5.0 million and increased our preliminary value of goodwill by $5.0 million resulting in $137.0 million of goodwill as of June 30, 2020. As a result of this adjustment to preliminary values, $0.9 million of amortization of intangible assets recorded in 2019 was reversed in the first quarter of 2020.

In accordance with ASC Topic 350, we continuously evaluate the presence of triggering events that require an impairment test. In the first quarter of 2020, we determined that COVID-19 was a triggering event based on the adverse impact on our business and results of operations. Specifically, we noted that COVID-19 and containment measures have contributed to, among other things, adverse impacts on the progress of construction on our borrowers’ projects, the demand for and value of commercial and residential real estate that our borrowers have developed, the creditworthiness of our borrowers and other counterparties, the capital and credit market conditions and potential delays in foreclosure proceedings. We performed a quantitative assessment of our goodwill based on both the market and income approach and determined that, as of March 31, 2020, the fair value of the reporting unit exceeded the carrying value and there was no goodwill impairment. During the second quarter of 2020, we continued to monitor the impact of COVID-19 and determined there were no new triggering events to warrant updating our quantitative assessment of goodwill performed as of March 31, 2020. We will continue to monitor the impact of COVID-19 and will reevaluate the fair value of the reporting unit during our annual assessment in October 2020 or earlier in the case of another triggering event.

Intangible Assets

All of our intangible assets relate to the Business Combination, specifically the value of customer relationships. The following table summarizes the balances of intangible assets as of June 30, 2020:

Acquired
(dollars in thousands)	Intangibles
Asset Type
Customer relationships	$1,000
Less: Accumulated amortization	209
Intangible assets, net	$791

The weighted average life remaining of the intangible assets is approximately 2.4 years. Amortization expense for the next three years, based on preliminary valuations and determinations of useful lives, is expected to be as follows:

	Year ended December 31,
(dollars in thousands)	2020	2021	2022
Estimated future intangible amortization expense	$168	$333	$290

Broadmark Realty Capital Inc.

Notes to Consolidated Financial Statements

Note 7 - Stockholders’ Equity and Members’ Equity

Stockholders’ Equity

The Company is authorized to issue 500,000,000 shares of common stock with a par value of $0.001 per share and 100,000,000 shares of preferred stock with a par value of $0.001 per share. Holders of our common stock are entitled to one vote for each share. As of June 30, 2020 and December 31, 2019, there were 132,231,184 and 132,015,635 shares of common stock issued and outstanding, respectively, and no shares of preferred stock issued and outstanding.

As of June 30, 2020 and December 31, 2019 there were 41.7 million Public Warrants and 5.2 million warrants outstanding to acquire one share of our common stock at a price of $11.50 per share outstanding (the “Private Warrants”). In the aggregate, we have outstanding warrants to purchase approximately 15.6 million shares of common stock at a price of $11.50 per whole share.

The liability for the Optional Subscription was $2.3 million as of June 30, 2020 and $5.5 million as of December 31, 2019 and is included in accounts payable and accrued liabilities. Descriptions of the warrants and the Optional Subscription Liability can be found in Note 7 of our audited consolidated financial statements included in our Annual Report on Form 10-K filed on March 16, 2020 with the SEC.

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

	As of June 30, 2020	As of December 31, 2019
Expected volatility	64.0%	13.0%
Expected dividend yield	7.6%	7.3%
Expected life (in years)	0.4	0.9
Risk-free interest rate	0.2%	1.6%

Broadmark Realty Capital Inc.

Notes to Consolidated Financial Statements

Earnings per Share

We present both basic and diluted earnings per share (“EPS”) amounts in our condensed consolidated financial statements. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted EPS reflects the maximum potential dilution that could occur from our outstanding warrants and restricted stock units. We consider two ways to measure dilution to earnings per share: (a) calculate the net number of shares that would be issued assuming any related proceeds are used to buy back outstanding shares (the treasury stock method), or (b) assume the gross number of shares are issued and calculate any related effects on net income available for shareholders, considering participating securities, such as certain unvested restricted stock units which are entitled to nonforfeitable dividends rights (the two-class method). For the period presented within these unaudited condensed consolidated financial statements, the two-class method was deemed to be insignificant. In accordance with GAAP, our policy is to apply the more dilutive methodology upon issuance of such instruments. The table below presents the computation of basic and diluted net income per share of common stock for the three and six months ended June 30, 2020.

	Three Months Ended	Six Months Ended
(dollars in thousands, except share and per share data):	June 30, 2020	June 30, 2020
Basic Earnings
Net income and Basic Earnings	$19,759	$47,038

Diluted Earnings
Net income and Diluted Earnings	$19,759	$47,038
Number of Shares:
Basic weighted-average shares of common stock outstanding	132,165,005	132,120,290
Shares for warrants and restricted stock units	—	—
Diluted weighted-average shares of common stock outstanding (1)	132,165,005	132,120,290
Earnings Per Share Attributable to common stockholders
Basic	$0.15	$0.36
Diluted	$0.15	$0.36
(1)	We exclude anti-dilutive shares from calculation of weighted-average shares for diluted earnings per share. There were 15.6 million shares related to the Public and Private Warrants and 353,364 shares of unvested restricted stock awards, which are not included in the above calculation of diluted earnings per share because in doing so they would be anti-dilutive.

Members’ Equity (Predecessor)

Members’ Equity is presented on a consolidated basis for the Predecessor Company Group, which includes the consolidated preferred units for the Predecessor Companies and the total consolidated Class A and Class P units for the Predecessor Management Companies. The applicable Predecessor Management Company was the sole common unit holder of the Predecessor Company it managed, and, therefore all common units have been eliminated in the preparation of the condensed consolidated Predecessor Company Group financial statements, as they represent intra-entity balances between entities within the consolidated Predecessor Company Group.

Earnings Per Unit (Predecessor)

We determined that earnings per unit would not be meaningful to the users of these financial statements for the Predecessor period.

Broadmark Realty Capital Inc.

Notes to Consolidated Financial Statements

Note 8 - Income Taxes

For the Successor period, the Manager has elected to be treated as a TRS and this election applies to the wholly owned subsidiaries of the Manager, including the Private Manager, refer to Note 1 for further discussion. Having TRSs permit us to participate in certain activities from which REITs are generally precluded, as long as these activities meet specific criteria, are conducted within the parameters of certain limitations established by the Code and are conducted in entities which elect to be treated as taxable subsidiaries under the Code. To the extent these criteria are met, we will continue to maintain the qualification as a REIT.

We generally must distribute annually at least 90% of our net taxable income, subject to certain adjustments and excluding any net capital gain, in order for U.S. federal income tax not to apply to our earnings that we distribute. To the extent that we satisfy this distribution requirement but distribute less than 100% of our net taxable income, we will be subject to U.S. federal income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws.

Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Code, which relate to organizational structure, diversity of stock ownership, and certain restrictions with regard to the nature of assets and the sources of income. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state, and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of June 30, 2020 and December 31, 2019, we were in compliance with all REIT requirements.

Based on our evaluation, we concluded that there are no significant uncertain tax positions requiring recognition in our unaudited condensed consolidated financial statements of a contingent tax liability for uncertain tax positions. Additionally, there were no amounts accrued for penalties or interest as of or during the periods presented in the accompanying unaudited condensed consolidated financial statements.

The state and local tax jurisdictions for which we are subject to tax-filing obligations recognize our status as a REIT, and therefore, we generally do not pay income tax in such jurisdictions. We may, however, be subject to certain minimum state and local tax filing fees as well as certain excise or business taxes. Our TRSs are subject to federal, state and local income taxes.

Note 9 - Equity Incentive Plan

Stock Incentive Plan

On November 14, 2019, we established the Broadmark Realty 2019 Stock Incentive Plan (the “Plan”), which allows for the issuance of up to 5,000,000 stock options, stock appreciation rights, restricted stock awards, restricted stock units or other equity-based awards or any combination thereof to the directors, employees, consultants or any other party providing services to us. The Plan is administered by the compensation committee of our board of directors.

As of June 30, 2020 and December 31, 2019, respectively, 4,431,087 and 4,569,378 share awards were available to be issued under the Plan. We awarded 568,913 restricted stock units (RSUs) to employees and directors with grant dates during the Successor period for financial reporting purposes. The RSUs generally vest from one to three years depending on the terms of the specific award other than one RSU grant which vested immediately.

Broadmark Realty Capital Inc.

Notes to Consolidated Financial Statements

All RSUs awarded will be settled upon vesting in shares of our common stock. If (1) the recipient becomes disabled and the recipient’s employment or service is terminated as a result, (2) the recipient dies during the vesting period, or (3) solely with respect to our Chief Executive Officer and Chief Financial Officer, the recipient’s employment is terminated without cause (as defined in the Plan) in connection with or within 24 months following a change in control (as defined in the Plan), then the vesting of the RSUs will fully accelerate as of the date of termination of employment.

Dividend equivalents are not paid on RSUs granted to executive officers and directors until settlement of those RSUs in shares of our common stock and these are not considered participating securities.

The RSUs granted to non-executive officer employees are considered participating or entitled to receive all dividends and other distributions paid with respect to those unvested shares of common stock, unless determined otherwise by the Compensation Committee.

If an award granted under the Plan expires or terminates, the shares subject to any portion of the award that expires or terminates without having been exercised or paid will again become available for the issuance of additional awards.

The following table summarizes the activity related to RSUs during 2020:

		Weighted Average
		Grant Date Fair
	Shares	Market Value
Unvested RSUs outstanding as of January 1, 2020	334,928	$11.08
Granted	186,759	11.77
Vested	(95,694)	11.08
Unvested RSUs outstanding as of March 31, 2020	425,993
Granted	47,226	9.64
Vested	(119,855)	$11.08
Unvested RSUs outstanding as of June 30, 2020	353,364

For the three and six months ended June 30, 2020, we recognized compensation expense related to RSUs of $1.0 and $1.9 million based on amortizing the fair value of the awards over the service (vesting) period. As of June 30, 2020, there was $3.1 million of net unrecognized compensation cost related to unvested stock-based compensation arrangements. This compensation is recognized on a straight-line basis with over half of the compensation expected to be expensed in the next six months and has a weighted-average recognition period of 1.3 years.

Profits Interests and Equity Compensation (Predecessor)

The Predecessor Company Group expensed the fair value of share-based compensation awards granted to employees and directors over the period each award vests. Compensation cost was measured using the Black-Scholes model. The Predecessor Company Group expensed the fair value of restricted unit awards granted to employees over the period each award vested. There were 150 units granted during the six months ended June 30, 2019 at $11,717 per unit, which were to vest ratably over 48 months. The fair value of restricted unit awards was equal to the fair value of the Predecessor Company’s units at the date of grant. The units were valued using an internal model with market inputs available on the date of grant. The restricted units were settled as part of the Business Combination and, accordingly, no share-based compensation related to the unit awards was recognized during the three and six months ended June 30, 2020.

Broadmark Realty Capital Inc.

Notes to Consolidated Financial Statements

Note 10 - Commitments and contingencies

The following table illustrates our contractual obligations and commercial commitments by due date as of June 30, 2020:

		Less than 1			More than
(dollars in thousands)	Total	year	1-3 years	3-5 years	5 years
Operating lease obligations	$12,076	$647	$1,879	$1,993	$7,557
Construction holdbacks	260,401	230,435	29,966	—	—
Total	$272,477	$231,082	$31,845	$1,993	$7,557

Our commitments and contingencies include usual obligations incurred by real estate lending companies in the normal course of business. These include interest reserves and construction holdbacks as disclosed in Note 4. In addition, on March 18, 2020, we signed a new ten-year lease agreement for our Seattle headquarters which is expected to commence in the first or second quarter of 2021 upon completion of tenant improvements.

From time to time, we are named as a defendant in legal actions relating to transactions conducted in the ordinary course of business. Although there can be no assurance of the outcome of such legal actions, in the opinion of management, we do not have a potential liability related to any current legal proceeding or claim that would individually or in the aggregate materially affect our results of operations, financial condition or cash flows.

Concentration Risk

We originate primarily short-term loans secured by first deed of trust liens on residential and commercial real estate located in 13 states and the District of Columbia. Our loan portfolio is also concentrated within ten counties, the largest being Wasatch in Utah. As of June 30, 2020, the top ten counties make up 46.7% of the total committed amount of loans in our total portfolio.

Broadmark Realty Capital Inc.

Notes to Consolidated Financial Statements

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

Broadmark Private REIT, LLC

The Private REIT is a private real estate finance company that primarily participates in short-term, first deed of trust loans secured by real estate that are originated, underwritten and serviced by Broadmark Realty Capital Inc. The Private REIT was determined to be a voting interest entity for which we, through our wholly owned subsidiary acting as manager with no equity investment, do not hold a controlling interest in and do not consolidate the Private REIT. Furthermore, the Private REIT participation in loans originated by us meets the characteristics of a participating interest in accordance with ASC 860 and therefore, is treated as a sale of mortgage notes receivable and is derecognized from our unaudited condensed consolidated financial statements. As of June 30, 2020, the Private REIT’s assets under management were approximately $12.4 million.

Note 12 - Subsequent events

Dividend Declaration

On July 13, 2020, our board of directors declared a common stock dividend of $0.06 per share for the month of July 2020, which is payable on August 14, 2020 to stockholders of record as of July 31, 2020. On August 10, 2020, our board of directors declared a common stock dividend of $0.06 per share for the month of August 2020, which is payable on September 15, 2020 to stockholders of record as of August 31, 2020.

Broadmark Realty Capital Inc.

Notes to Consolidated Financial Statements

Loan Portfolio

Subsequent to June 30, 2020, through August 7, 2020, we originated $88.0 million in face amounts of mortgage notes receivable.

ITEM 2.               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with the unaudited condensed consolidated financial statements and related notes in Part I, Item 1 and the “Risk Factors” section in Part II, Item 1A of this Quarterly Report on Form 10-Q and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 16, 2020 including the “Risk Factors” section and consolidated financial statements and notes included therein. The following discussion and analysis contains forward-looking statements and involves numerous risks and uncertainties. Actual results may differ materially from those contained in any forward-looking statements. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2020 or for any other period. Unless the context otherwise requires, references to “Broadmark Realty,” the “Company,” “we,” “us” and “our” refer to Broadmark Realty and its consolidated subsidiaries after the Business Combination and refer to the Predecessor Company Group for periods prior to the Business Combination.

Broadmark Realty, a Maryland corporation, is an internally managed commercial real estate finance company that provides secured financing to real estate investors and developers. We intend to elect to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ending December 31, 2019. Based in Seattle, Washington, we specialize in underwriting, funding, servicing and managing a portfolio of short-term, first deed of trust loans to fund the construction and development of, or investment in, residential or commercial properties. We operate in select states that we believe to have favorable demographic trends, and that provide us the ability to efficiently access the underlying collateral in the event of borrower default. As of June 30, 2020, our portfolio of active loans had approximately $1.1 billion of total commitments outstanding across borrowers in 11 states and the District of Columbia, of which approximately $832.3 million of total principal balance were funded and outstanding by us and $6.9 million by the Private REIT. We operate our business as one reportable segment.

Properties securing our loans are generally classified as residential properties, commercial properties or undeveloped land, and are typically not income producing. Each loan is secured by a first deed of trust lien on real estate. Our lending policy limits the committed amount of each loan to a maximum loan-to-value (“LTV”) ratio of up to 65% of the “as-complete” appraised value of the underlying collateral as determined by an independent appraiser at the time of the loan origination. Our lending policy also limits the initial outstanding principal balance of each loan to a maximum LTV of up to 65% of the “as-is” appraised value of the underlying collateral as determined by an independent appraiser at the time of the loan origination. At the time of origination, the difference between the initial outstanding principal and the total commitment is the amount held back for future release subject to property inspections, progress reports and other conditions in accordance with the loan documents. Unless otherwise indicated, LTV is measured by the total commitment amount of the loan at origination divided by the “as-complete” appraisal. LTVs do not reflect interim activity such as construction draws or interest payments capitalized to loans, or partial repayments of the loan. As of June 30, 2020, the weighted average LTV was 59.9% across our active loan portfolio based on “as-complete” appraisals. In addition, each loan is also personally guaranteed on a recourse basis by the principals of the borrower, and/or others at our discretion to provide further credit support for the loan. The guaranty may be collaterally secured by a pledge of the guarantor’s interest in the borrower or other real estate or assets owned by the guarantor.

Our loans typically range from $0.1 to $35 million in total commitment at origination, generally bear interest at a fixed annual rate of 10% to 13% and have initial terms typically ranging from five to 18 months in duration based on the size of the project and expected timeline for completion of construction, which we often elect to extend for several months based on our evaluation of the project. As of June 30, 2020, the average total commitment of our active loans was $5.2 million and the weighted average remaining term to maturity of our active loans was approximately seven months. We usually receive loan origination fees, or “points,” typically ranging from 4% to 5% of the total commitment at origination, along with loan extension fees, each of which varies in amount based upon the term of the loan and the quality of the borrower and the underlying collateral. In addition to loan origination fees, we receive late fees paid by borrowers and/or are reimbursed by borrowers for costs associated with services provided by us, such as closing costs, collection costs on defaulted loans and construction draw inspection fees.

In addition to the natural seasonality inherent in our business whereby winter months are typically less favorable to construction, restrictions related to the Business Combination decreased the amount of our loan originations for the second half of 2019 and early 2020. After August 2019, the pending Business Combination required us to essentially pause our ability to raise capital and in turn originate new loans. In the first quarter of 2020, we focused on rebuilding our pipeline and began to strategically deploy the proceeds from the Business Combination; these rebuilding efforts began to slow in March due to the uncertainty associated with the impacts of COVID-19. We believe that the launch of the Private REIT in March 2020 will provide access to additional capital in the future to participate in loans originated by Broadmark, which we expect to position us to increase originations and grow our asset base, subject to market conditions. As of June 30, 2020, the Private REIT’s assets under management were approximately $12.4 million.

The COVID-19 pandemic is significantly affecting, and can be expected to continue to impact, the capital markets and the construction lending market, at least in the near term. While we have implemented a variety of business continuity initiatives, restrictions imposed in connection with COVID-19 or the impact on key employees could create significant challenges for our operations. We have experienced an adverse impact on our loan portfolio primarily in the form of a significant increase in defaulted loans, a slow-down in construction progress and an expected reduction in demand for and the value of commercial and residential real estate properties. For example, delays in local government permitting and inspections arising from measures to limit the spread of COVID-19 have delayed some projects, adversely affecting the ability of borrowers to complete the projects in accordance with the terms of the loans. Similarly, the COVID-19 pandemic and containment measures have contributed to, among other things, adverse impacts on demand for and the value of commercial and residential real estate that our borrowers have developed that make it less likely that a borrower can sell or lease the property it is developing in an amount sufficient to repay the borrower’s loan, or that a developer, who would be our borrower, will elect to go forward with a new project. As a result, we are seeing an increase in delinquencies and requests for extensions or forbearance. Delays in repayment of our outstanding loans reduce the capital available for future loan originations. If the pandemic is prolonged, it could increase the adverse impact on our business and results of operations.

Key Indicators of Financial Condition and Operating Performance

In assessing the performance of our business, we consider a variety of financial and operating metrics, which include both GAAP and non-GAAP metrics, including the following:

Interest income earned on our loans. A primary source of our revenue is interest income earned on our loan portfolio. Our loans typically bear interest at a fixed annual rate of 10% to 13%, paid monthly, primarily from interest reserves and, to a lesser extent, cash payments. As we have historically had no debt outstanding, we have had no borrowing costs and accordingly our gross interest income earned on our loans has been equivalent to net interest income.

Fees and other revenue recognized from originating and servicing our loans. Fee income is comprised of loan origination fees, loan renewal fees and inspection fees. The majority of fee income is comprised of loan origination fees, or “points,” which typically range from 4% to 5%, on an annualized basis, of the total commitment at origination. In addition to origination fees, we earn loan extension fees when maturing loans are renewed or extended. Loans are generally only renewed or extended if the loan is not in default and satisfies our underwriting criteria, including, our maximum LTV ratio of up to 65% of the appraised value as determined by an independent appraiser at the time of loan origination, or based on an updated appraisal if required. We also earn inspection fees when an inspection of work progress is required to fund a loan draw, although inspection fees are typically passed on to pay third party inspectors.

Loan originations. Our operating performance is heavily dependent upon our ability to originate new loans to invest new capital and re-invest returning capital from loans being repaid. Given the short-term nature of our loans, loan principal is repaid on a faster basis than to other types of lenders, making our originations function an important factor in our success.

The following tables contains the total amount of our loan originations and repayments for the periods indicated:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
(dollars in millions)	2020	2020
Loans originated	$50.5	$158.6
Loans repaid	$53.8	$148.9

Credit quality of our loan portfolio. Maintaining the credit quality of the loans in our portfolio is of critical importance as loans that do not perform in accordance with their terms may have a negative impact on earnings and liquidity. As of June 30, 2020, a total of 30 loans are in contractual default totaling $177.0 million in principal balance outstanding, which excluding ten loans for which forbearance agreements were executed totaling $41.3 million in principal outstanding. Of the loans in contractual default, 13 loans had impairment as of June 30, 2020 with our estimated losses reflected in our allowance for loan losses of $6.8 million. As a result of economic conditions and uncertainty from the COVID-19 pandemic, we had an increase in contractual defaults of 17 loans during the three months ended March 31, 2020 with three of these contractual defaults being resolved during the three months ended June 30, 2020. Our new contractual defaults decreased to eight loans during the three months ended June 30, 2020 with only two new contractual defaults in the month of June 2020 evidencing a positive trend in contractual defaults.

Core Earnings

Core earnings is a non-GAAP financial measure used by management as a supplemental measure to evaluate our performance. We define core earnings as net income attributable to common stockholders adjusted for: (i) impairment recorded on our investments in mortgage notes receivable; (ii) realized and unrealized gains or losses on both our investments and optional subscription liabilities; (iii) non-capitalized transaction-related expenses and first year public company transition expenses; (iv) non-cash stock-based compensation; (v) amortization of our intangible assets; and (vi) deferred taxes, which are subject to variability and generally not indicative of future economic performance or representative of current operations.

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

	Three Months Ended	Six Months Ended
	June 30,	June 30,
(dollars in thousands, except share and per share data)	2020	2020
Net income attributable to common stockholders	$19,759	$47,038
Adjustments for non-core earnings:
Stock-based compensation expense	967	1,881
First year public company transition expenses (1)	834	2,066
Change in fair value of optional subscription liabilities	1,458	(3,146)
Amortization of intangible assets	119	(785)
Loan loss provision	309	3,931
Core earnings	$23,446	$50,985

Earnings per share, basic	$0.15	$0.36
Earnings per share, diluted	$0.15	$0.36
Core earnings per share, basic	$0.18	$0.39
Core earnings per share, diluted	$0.18	$0.39
Weighted-average number of shares of common stock outstanding, basic and diluted
Basic	132,165,005	132,120,290
Diluted	132,165,005	132,120,290
(1)	Expenses directly related to first year of public company reporting and compliance, primarily professional fees in connection with the design and implementation of internal controls and procedures under Section 404 of the Sarbanes-Oxley Act.

Principal Factors Affecting the Comparability of our Results of Operations

As a commercial real estate finance company, our results are affected by factors such as changes in economic climate, demand for housing, population trends, construction costs and the availability of real estate financing from other lenders. These factors may have an impact on our ability to originate new loans or the performance of our existing loan portfolio.

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

As a result of the Business Combination, beginning from November 15, 2019, our consolidated financial statements are presented on a new basis of accounting pursuant to ASC 805, Business Combinations to reflect BRELF II acquiring the other entities within the Predecessor Company Group and Trinity, for more information refer to Note 3 to the unaudited condensed consolidated financial statements included in this quarterly report.

Results of Operations

The tables below set forth the results of our operations and the results of the operations of our Predecessor for the periods presented, both in dollars and as a percentage of revenue. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
Statements of Operations Data:	(Successor)	(Predecessor)	(Successor)	(Predecessor)
Revenues
Interest income	$22,180	$23,456	$46,733	$44,079
Fee income	6,890	13,117	14,105	22,277
Total Revenue	29,070	36,573	60,838	66,356
Other Income (Expense):
Change in fair value of optional subscription liabilities	(1,458)	—	3,146	—
Expenses
Impairment:
Loan loss provision	309	297	3,931	73
Operating expenses:
Compensation and employee benefits	3,044	1,925	6,237	3,853
General and administrative	4,500	3,151	6,778	6,241
Total Expenses	7,853	5,373	16,946	10,167
Income before income taxes	19,759	31,200	47,038	56,189
Income tax provision	—	—	—	—
Net income	$19,759	$31,200	$47,038	$56,189

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
Percentage of Revenue:	(Successor)	(Predecessor)	(Successor)	(Predecessor)
Revenues:
Interest income	76%	64%	77%	66%
Fee income	24	36	23	34
Total Revenue	100	100	100	100
Other Income:
Change in fair value of optional subscription liability	(5)	0	5	0
Expenses
Impairment:
Loss provision (recovery)	1	1	7	0
Operating expenses:
Compensation and employee benefits	11	5	10	6
General and administrative	15	9	11	9
Total Expenses	27	15	28	15
Income before income taxes	68	85	77	85
Income tax provision	0	0	0	0
Net income	68%	85%	77%	85%

Unless otherwise stated, for purposes of this Management’s Discussion and Analysis of Financial Condition and Results Of Operations, in the comparison of the results of operations for the three months ended June 30, 2020 and June 30, 2019, Successor period refers to the three months ended June 30, 2020, and references to Predecessor period refer to the three months ended June 30, 2019, and for the discussion of the results of operations for the six months ended June 30, 2020 and June 30, 2019, Successor period refers to the six months ended June 30, 2020, and references to Predecessor period refer to the six months ended June 30, 2019.

Comparison of Results of Operations for the Three Months Ended June 30,2020 and June 30, 2019

Revenue

Total revenue for the three months ended June 30, 2020 and 2019 were $29.1 and $36.6 million, respectively, a decrease of $7.5 million. The decrease primarily relates to a decrease in origination and extension fee income relative to the Predecessor period, which are discussed below.

Expenses

Total expenses for the three months ended June 30, 2020 and 2019 were $7.9 and $5.4 million, respectively, an increase of $2.5 million. The increase was primarily due to an increase in the general and administrative expenses resulting from an increase in accounting and legal fees associated with being a public company, including certain non-recurring expenses, and an increase in compensation and benefits primarily associated with stock-based compensation expense from equity awards.

Interest Income

Interest income decrease by $1.3 million or 5.4% for the three months ended June 30, 2020 from the three months ended June 30, 2019 primarily attributable to the increase in loans designated as non-performing and placed on non-accrual status primarily attributable to the impact of the COVID-19 pandemic on the current economic environment.

Fee Income

Fee income decreased by $6.2 million or 47.5% for the three months ended June 30, 2020 from the three months ended June 30, 2019 primarily attributable to a decrease in origination and extension fee income relative to the Predecessor period primarily as a result of (1) us beginning to defer and amortize these fees on November 15, 2019 whereas in the past, the Predecessor’s policy was to record the fees when received and (2) decrease in new originations during the three months ended June 30, 2020 due to disruptions in our construction lending activity associated with the COVID-19 pandemic.

Provision for loan losses

There was no significant change in the amount of the provision for loan losses for the three months ended June 30, 2020 from the three months ended June 30, 2019.

Other Income

The change in fair value of the Optional Subscription Liability is an unrealized gain or loss based on the fair value of an optional subscription of up to $25 million of additional common stock issued as a part of the Business Combination. The Optional Subscription Liability warrants contain a cash settlement feature, which requires accounting for the fair value of the liability at each reporting period. Other expense of $1.5 million was recognized during the Successor period resulting from the increase in value of the optional subscription warrants during the period which resulted from the increase in the market price of our common stock.

Compensation and Employee Benefits

Compensation and employee benefits expense increased by $1.1 million or 58.1% for the three months ended June 30, 2020 from the three months ended June 30, 2019 primarily attributable to $1.0 million of stock-based compensation expense recorded for the three months ended June 30, 2020 and $0.3 million related to an increase in employee headcount. The stock-based compensation expenses resulted from grants of RSUs at fair value, which are being amortized over the respective vesting periods. These increases were partially offset by a decrease of $0.2 million in expenses related to grants of restricted units in the Predecessor period.

General and Administrative

General and administrative expense increased by $1.3 million or 42.8% for the three months ended June 30, 2020 from the three months ended June 30, 2019 primarily as a result of an increase in accounting and legal fees of $3.1 million associated with being a new public company including certain first year public company expenses. These increases were partially offset by a decrease of $1.8 million of non-recurring broker commissions associated with growth in the loan portfolio during the three months ended June 30, 2019.

Comparison of Results of Operations for the Six Months Ended June 30,2020 and June 30, 2019

Revenue

Total revenue for the six months ended June 30, 2020 and the six months ended June 30, 2019 were $60.8 and $66.4 million, respectively, a decrease of $5.6 million. The decrease primarily relates to a decrease in origination and extension fee income relative to the Predecessor period primarily as a result of us beginning to defer and amortize these fees on November 15, 2019 whereas in the past, the Predecessor’s policy was to record the fees when received. These decreases were partially offset by incremental interest income from a net increase in the size of our loan portfolio during the six months ended June 30, 2020 compared to the six months ended June 30, 2019.

Expenses

Total expenses for the six months ended June 30, 2020 and the six months ended June 30, 2019 were $16.9 and $10.2 million, respectively, an increase of $6.7 million. The increase was primarily due to an increase of $3.9 million in the loan loss provision expense resulting from an increase in non-performing loans and an increase in compensation and benefits of $2.4 million primarily associated with stock-based compensation expense under our new employee stock incentive plan.

Interest Income

Interest income increased by $2.7 million or 6.0% for the six months ended June 30, 2020 from the six months ended June 30, 2019 primarily attributable to incremental interest income from a net increase in the size of our loan portfolio of approximately 15% from June 30, 2019 to June 30, 2020, partially offset by the result of placing loans on non-accrual status primarily attributable to the impact of the COVID-19 pandemic on the current economic environment.

Fee Income

Fee income decreased by $8.2 million or 36.7% for the six months ended June 30, 2020 from the six months ended June 30, 2019 primarily attributable to a decrease in origination and extension fee income relative to the Predecessor period primarily as a result of (1) us beginning to defer and amortize these fees on November 15, 2019 whereas in the past, the Predecessor’s policy was to record the fees when received and (2) decrease in new originations during the six months ended June 30, 2020 due to disruptions in our construction lending activity associated with the COVID-19 pandemic.

Provision for loan losses

Provision for loan losses increased by $3.9 million for the six months ended June 30, 2020 from the six months ended June 30, 2019 as a result of an increase in non-performing loans associated with the current economic environment primarily related to the impact of the COVID-19 pandemic.

Other Income

The change in fair value of the Optional Subscription Liability is an unrealized gain or loss based on the fair value of an optional subscription of up to $25 million of additional common stock issued as a part of the Business Combination. The Optional Subscription Liability warrants contain a cash settlement feature, which requires accounting for the fair value of the liability at each reporting period. Other income of $3.1 million was recognized during the Successor period resulting from the decline in value of the optional subscription warrants during the period which resulted from the decrease in the market price of our common stock.

Compensation and Employee Benefits

Compensation and employee benefits expense increased by $2.4 million or 61.9% for the six months ended June 30, 2020 from the six months ended June 30, 2019 primarily attributable to $1.9 million of stock-based compensation expense recorded for the six months ended June 30, 2020 and $0.8 million related to an increase in employee headcount. The stock-based compensation expenses resulted from grants of RSUs. The fair values of the RSUs are being amortized over the vesting periods. These increases were partially offset by a decrease of $0.3 million in expenses related to grants of restricted units in the Predecessor period.

General and Administrative

General and administrative expense increased by $0.5 million or 8.6% for the six months ended June 30, 2020 from the six months ended June 30, 2019. This increase is primarily a result of an increase in accounting and legal fees of $4.4 million associated with being a new public company, partially offset by (1) $3.1 million of non-recurring broker commissions associated with growth in the loan portfolio during the six months ended June 30, 2019 and (2) a reversal of intangible asset amortization of $0.8 million that was originally recognized in 2019 but was a measurement period adjustment in 2020 when the preliminary valuation of intangible assets was decreased.

Liquidity and Capital Resources

Overview

Our primary liquidity needs include ongoing commitments to fund our lending activities and future funding obligations for our existing loan portfolio, paying dividends and funding other general business needs. Our primary sources of liquidity and capital resources to date have been derived from the capital contributions from members of the Predecessor Companies, cash flow from operations and payoffs of loans in our existing portfolio. Neither the Successor nor the Predecessor, has utilized any borrowings since inception. As of June 30, 2020, our cash and cash equivalents totaled $218.0 million.

We seek to meet our long-term liquidity requirements, such as real estate lending needs, including future construction draw commitments through our existing cash resources and return of capital from investments, including loan repayments. Additionally, going forward, we intend to fund our growth through the issuance of common stock, potential use of cash management tools such as a credit facility, and the sale of participation interests in loans we originate to the Private REIT, and fee income from the Private REIT. As of June 30, 2020, we had $1.1 billion of total loan commitments outstanding, of which our portion and the Private REIT’s portion of the total principal balance funded and outstanding were $832.3 and $6.9 million, respectively.

We believe our existing sources of liquidity are sufficient to fund our existing commitments. We anticipate the COVID-19 pandemic may continue to result in some delays in the payoff of our outstanding loans, which would reduce the capital available to fund new loans. As a result, we plan to seek to fund growth in the near term through the sale of participation interests in new mortgage loans to the Private REIT, which will depend on the ability of the Private REIT to raise capital. To the extent funds available for new loans are limited, we will manage our capital deployment based on the receipt of payoffs. In the longer term, we plan to raise equity capital from time to time as a key component of our growth strategy, subject to market conditions. In addition, we are seeking to obtain a working capital credit facility to increase our available cash for deployment. By providing backup liquidity for future draws, a working capital credit facility would enable us to use a larger percentage of our cash balances for lending activities without planning to incur debt in the ordinary course of business. We cannot assure whether will be available to obtain a credit facility on favorable terms or at all.

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

Sources and Uses of Cash

The following table sets forth changes in cash and cash equivalents for the six months ended June 30, 2020 and June 30, 2019:

	Successor	Predecessor
	Six Months Ended	Six Months Ended
	June 30,	June 30,
(dollars in thousands)	2020	2019
Cash provided by (used in):
Operating activities	46,768	54,022
Investing activities	(3,612)	(126,635)
Financing activities	(63,401)	145,968
Net increase / (decrease) in cash & cash equivalents	(20,245)	73,355

Comparison of Results of Cash Flows for the Six Months Ended June 30, 2020 and June 30, 2019

Net cash provided by operating activities for the six months ended June 30, 2020 and 2019 were $46.8 and $54.0 million, respectively. The results of operating activities were affected by an increase in the loan portfolio since June 30, 2019, the effects of the COVID-19 pandemic in 2020 and an increase in expenses resulting from our growth and associated costs with being a public company.

Net cash used in investing activities for the six months ended June 30, 2020 and 2019 were $3.6 and $126.6 million, respectively. The decrease in cash used in 2020 of $123.0 million was primarily due to a slowing of new loan originations resulting from (1) the need to ramp up lending after the suspension of fundraising mandated by the guidelines of the Business Combination, (2) the disruption of our construction lending pace by the COVID-19 pandemic and (3) a surge in pay-offs in the first quarter of 2020.

Net cash used in financing activities for the six months ended June 30, 2020 was $63.4 million which entirely consists of dividends paid. Net cash provided by financing activities for the six months ended June 30, 2019 was $144.9 million primarily related to member contributions net of distributions.

Contractual Obligations and Commitments

The following table illustrates our contractual obligations and commercial commitments by due date as of June 30,2020:

		Less than 1			More than
(dollars in thousands)	Total	year	1-3 years	3-5 years	5 years
Operating lease obligations	$12,076	$647	$1,879	$1,993	$7,557
Construction holdbacks	260,401	230,435	29,966	—	—
Total	$272,477	$231,082	$31,845	$1,993	$7,557

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets as of June 30, 2020.

Critical Accounting Policies and Estimates

The most significant accounting estimates involve a high degree of judgment or complexity. Management believes the estimates and judgments most critical to the preparation of our consolidated financial statements and to the understanding of our reported financial results include those made in connection with loan impairment and valuation of investments in real estate and income taxes. Management evaluates our policies and assumptions on an ongoing basis.

Our significant accounting policies related to these accounts in the preparation of our consolidated financial statements are described under the heading “Management Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2019. As of the date of this filing, there were no significant changes to any of the critical accounting policies and estimates previously described in our Annual Report on Form 10-K except as supplemented below.

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

The fair value of impaired mortgage loans and investments in real estate is generally determined using third party appraisals, comparable sales and competitive market analyses. The valuation inputs are highly judgmental.

We evaluate each loan for impairment at least quarterly. Impairment occurs when it is deemed probable that we will not be able to collect all amounts due according to the contractual terms of the loan, at which time, the loan is deemed to be impaired. Placing a loan in contractual default does not in and of itself result in an impairment if we deem it probable that we will ultimately collect all amounts due. If a loan is considered to be impaired, we record an allowance through the provision for loan losses to reduce the carrying value of the loan to the fair value of the collateral, as all of our loans are classified as collateral dependent as repayment is expected solely from the collateral.

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

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for public companies that qualify as “emerging growth companies” under the JOBS Act. Emerging growth companies under the JOBS Act are allowed to elect to comply with new or revised accounting pronouncements based on the effective date for private companies rather than the effective date for publicly traded companies. Broadmark Realty is currently an emerging growth company and has elected to delay the adoption of new or revised accounting standards. As a result, Broadmark Realty may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for publicly traded companies that are not emerging growth companies. As such, Broadmark Realty’s financial statements may not be comparable to companies that comply with public company effective dates.

We will cease to qualify as an emerging growth company effective December 31, 2020 unless the eligibility standards are modified. Loss of emerging growth company status will result in our losing our reporting exemptions noted above, and in particular require our independent registered public accounting firm to provide an attestation report on the effectiveness of our internal control over financial reporting as of and for the year ended December 31, 2020 under Section 404(b) of the Sarbanes-Oxley Act.

Internal Control over Financial Reporting and Disclosure Control

Management has identified certain material weaknesses in our internal control over financial reporting. See Item 4 below.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) and the exhibits hereto contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and

Section 21E of the Securities Exchange of Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact contained in this Report, including statements regarding our future results of operations and financial position, strategy and plans, and our expectations of future operations, are forward-looking statements. Forward-looking statements reflect our current views with respect to, among other things, capital resources, portfolio performance and projected results of operations. Likewise, our statements regarding anticipated growth in its operations, anticipated market conditions, demographics and results of operations are forward-looking statements. In some cases, you can identify these forward-looking statements by the use of terminology such as “outlook,” “believes,” “expects,” “projects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words or phrases.

The forward-looking statements contained in this Report and the exhibits hereto are based on our current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that future developments affecting us will be those that we have anticipated. Actual results may differ materially from those in the forward-looking statements. Some factors that could cause our actual results to differ include, but are not limited to:

●	Factors described under the heading “Risk Factors” in Part II, Item 1A of this Report, and in our Annual Report on Form 10-K for the year ended on December 31, 2019, including those set forth under the “Risk Factors” and “Business” sections;
●	disruptions in our business operations, including construction lending activity, relating to COVID-19;
●	adverse impact of COVID-19 on the value of our goodwill established in the Business Combination;
●	the magnitude, duration and severity of the COVID-19 pandemic;
●	the impact of actions taken by governments, businesses, and individuals in response to the COVID-19 pandemic;
●	the current and future health and stability of the economy and residential housing market, including any extended slowdown in the real estate markets as a result of COVID-19;
●	changes in laws or regulations applicable to our business, employees, lending activities, including current and future laws, regulations and orders that limit our ability to operate in light of COVID-19;
●	defaults by borrowers in paying debt service on outstanding indebtedness;
●	impairment in the value of real estate property securing our loans;
●	availability of origination and acquisition opportunities acceptable to us;
●	potential mismatches in the timing of asset repayments and the maturity of the associated financing agreements;
●	general economic uncertainty and the effect of general economic conditions on the real estate and real estate capital markets in particular;
●	general and local commercial and residential real estate property conditions;
●	changes in federal government policies;
●	changes in federal, state and local governmental laws and regulations that impact our business, assets or classification as a real estate investment trust;
●	increased competition from entities engaged in construction lending activities;
●	changes in interest rates;
●	the availability of, and costs associated with, sources of liquidity;
●	the ability to manage future growth; and
●	changes in personnel and availability of qualified personnel.

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

ITEM 3.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2020, the Company did not have any outstanding “market risk sensitive instruments,” as such term is used within the meaning of Item 305 of SEC Regulation S-K. However, the Company is subject to other types of business risk described below and under “Market Risks Related to Real Estate Loans” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Credit Risk

The Company’s loans are subject to credit risk. Credit risk is the exposure to loss from loan defaults. Default rates are subject to a wide variety of factors, including, but not limited to, borrower financial condition, property performance, property management, supply and demand factors, construction trends, consumer behavior, regional economics, interest rates, the strength of the U.S. economy, epidemics and public health emergencies and other factors beyond the Company’s control. All loans are subject to the possibility of default. The Company seeks to mitigate credit risk by originating loans which are secured by first deed of trust liens on real estate with a maximum loan-to-value ratio of 65%. The Company also undertakes extensive due diligence of the property that will be mortgaged to secure the loans, including review of third-party appraisals on the property.

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

ITEM 4.            CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2020, the Company’s controls and procedures were not effective for the reasons described below.

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

Management’s Remediation Plan

The Company plans and has begun to execute the following steps to remediate the aforementioned material weaknesses in internal control over financial reporting:

●	Continue to enhance internal control policies and procedures developed and implemented during 2019 to ensure that a robust and effective internal control environment exists and persists across the organization; including ensuring effective risk assessments are performed to identify and assess necessary changes in the application of GAAP, financial reporting processes and the design and effective operation of internal controls.
●	Seek to attract, train and retain individuals that have the appropriate skills and experience related to complex accounting matters and financial reporting;
●	Implement enhanced accounting and financial reporting software; and
●	Continue to report regularly to the audit committee on the progress and results of the remediation plan, including the identification, status and resolution of internal control deficiencies.

There is no assurance that the material weaknesses will be fully remediated during 2020 particularly given the disruption of COVID-19 on the Company’s business and operations.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2020, we augmented our finance and accounting staff by hiring a Chief Accountant with extensive experience in accounting operations, SEC reporting and implementing internal controls. Presently our finance and accounting staff are working remotely as a result of COVID-19, which is requiring some adjustments to our procedures and may impact our plans to remediate the material weaknesses in internal control over financial reporting. Except as set forth above, there were no changes in the Company’s internal control over financial reporting (as such terms are defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The COVID-19 pandemic and resulting containment measures have caused economic and financial disruptions that have materially adversely affected, and are expected to continue to materially adversely affect, our business and results of operations. The extent to which the pandemic will continue to materially adversely affect our business and results of operations will depend on numerous evolving factors and future developments that we are not able to predict, including the duration, spread and severity of the pandemic; the nature, extent and effectiveness of containment measures; the extent and duration of the effect on the economy, unemployment, construction and housing prices; and how quickly and to what extent normal economic and operating conditions can resume.

The COVID-19 pandemic and containment measures have contributed to, among other things:

●	Significant and rapid economic contraction and a record rise in unemployment.
●	Adverse impacts on the progress of construction on our borrowers’ projects and their ability to complete projects in accordance with the terms of their loans.
●	Adverse impacts on the demand for and the value of some types of commercial and residential real estate that that may delay or otherwise adversely impact our borrowers’ ability to sell or lease properties they are developing in an amount sufficient to repay their loans.

●	A significant increase in loans in default and slowdown in the rate of new loan originations, primarily as a result of the adverse impacts on the creditworthiness of our borrowers and other counterparties and their ability to pay amounts owed to us and our ability to collect such amounts.
●	Adverse impacts on capital and credit market conditions, which may limit our access to and the cost of capital.
●	An increased risk to the value of our investment in mortgage notes receivable, which has the potential to result in impairment charges.
●	Delays in foreclosure proceedings, including moratoriums in some jurisdictions, and the enforcement of our rights with respect to loans in default.
●	An increased risk of an information or cyber-security incident, fraud, or a failure to maintain the uninterrupted operation of our information systems, among other things, as a result of an increase in remote work.

To the extent these impacts continue or intensify, or return to the extent they have diminished, we expect our business and results of operations to be adversely affected.

As discussed in our Results of Operations, we saw an increase in the amount of loans in contractual default and for the three and six months ended June 30, 2020, we recognized a loan loss provision expense of $0.3 and $3.9 million compared to negligible amounts in prior periods.

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

ITEM 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.               DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.               MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.               OTHER INFORMATION

On August 5, 2020, the Compensation Committee of our Board of Directors approved, and on August 6, 2020 our Board of Directors ratified, a cash bonus program for 2020 for the Company’s executive officers. Pursuant to the cash bonus program each executive officer will be eligible to receive a cash bonus for 2020 based upon a specified percentage of such officer’s annual base salary as indicated below. The amount of bonus to be paid shall be determined based upon the level of performance achieved by the Company and the executive officer of certain performance metrics during 2020.

The performance metrics and the relative weightings are as follows: Adjusted Core Earnings Per Share (50%), growth of our private manager subsidiary (12.5%), remedying the Company’s control deficiencies (12.5%) and achievement of certain individual performance objectives (25%).

For purposes of the cash bonus program, Adjusted Core Earnings Per Share means Core Earnings, as defined in our Securities and Exchange Commission filings, less realized losses on investments. Realized losses on investments is defined as our realized losses on investments, including (1) loan charge-offs net of any recoveries along with write-downs taken on loans upon our taking title to the underlying real estate, and (2) losses incurred on real estate owned during the holding period and upon sale of the real estate net of any gains on the sale of real estate owned. Adjusted Cored Earnings is a non-GAAP financial measure.

The table below sets forth the future payouts that can be earned by each of our executive officers under the cash bonus program for 2020 as a percentage of their base salary at the threshold, target and high performance levels.

	Threshold	Target	High
Jeffrey B. Pyatt	62.5%	125.0%	200.0%
Linda Koa	50.0	100.0	150.0
David Schneider	50.0	100.0	150.0
Daniel Hirsty	37.5%	75.0%	125.0%

In addition, the Compensation Committee of our Board of Directors approved, and our Board of Directors ratified, awards of restricted stock units made as of August 6, 2020 under the Broadmark Realty Capital Inc. 2019 Stock Incentive Plan to Jeffrey B. Pyatt and David Schneider in the amount of 41,667 RSUs and 31,250 RSUs, respectively. These RSUs will vest in one-third increments on each of the first three anniversaries of the grant date, subject to continued employment through each vesting date, except that the RSUs will accelerate in the event of death or disability or termination of service in connection with a change in control. Each RSU represents the right to receive one share of our common stock upon vesting.

ITEM 6.             EXHIBITS

31.1	Rule13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Broadmark Realty Capital Inc.*

31.2	Rule13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Broadmark Realty Capital Inc.*

32.1	Section 1350 Certification of the Chief Executive Officer of Broadmark Realty Capital Inc.*

32.2	Section 1350 Certification of the Chief Financial Officer of Broadmark Realty Capital Inc.*

101:
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Taxonomy Extension Schema
101.CAL	Taxonomy Extension Calculation Linkbase
101.LAB	Taxonomy Extension Label Linkbase
101.PRE	Taxonomy Extension Presentation Linkbase
101.DEF	Taxonomy Extension Definition Document

104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*Exhibits that are filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROADMARK REALTY CAPITAL INC.

Date: August 10, 2020	By:	/s/ Jeffrey B. Pyatt
	Name:	Jeffrey B. Pyatt
	Title:	President and Chief Executive Officer (Principal Executive Officer)
Date: August 10, 2020	By:	/s/ David Schneider
	Name:	David Schneider
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)