Form 10-Q
period 2020-09-30
Broadmark Realty Capital Inc.
filed 2020-11-09
CIK 1784797

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

As of November 6, 2020, there were 132,236,307 shares of common stock outstanding.

Broadmark Realty Capital Inc.

Broadmark Realty Capital Inc.

As used in this Quarterly Report on Form 10-Q, the terms “Broadmark Realty,” “the Company,” “Successor,” “we,” “us” and “our” refer to Broadmark Realty Capital Inc., unless the context indicates otherwise.

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

The forward-looking statements contained in this Report and the exhibits hereto are based on our current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that future developments affecting us will be those that we have anticipated. Actual results may differ materially from those in the forward-looking statements. Some factors that could cause our actual results to differ include, but are not limited to:

●	risks described under the heading “Risk Factors” in Part II, Item 1A of this Report, and in our Annual Report on Form 10-K for the year ended on December 31, 2019, including those set forth under the “Risk Factors” and “Business” sections;
●	the magnitude, duration and severity of the novel coronavirus (“COVID-19”) pandemic;
●	disruptions in our business operations, including construction lending activity, relating to COVID-19;
●	adverse impact of COVID-19 on the value of our goodwill established in the Business Combination (as defined in this Report);
●	the impact of actions taken by governments, businesses, and individuals in response to the COVID-19 pandemic;
●	the current and future health and stability of the economy and residential housing market, including any extended slowdown in the real estate markets as a result of COVID-19;
●	changes in laws or regulations applicable to our business, employees, lending activities, including current and future laws, regulations and orders that limit our ability to operate in light of COVID-19;
●	defaults by borrowers in paying debt service on outstanding indebtedness;
●	the adequacy of collateral securing our loans and declines in the value of real estate property securing our loans;
●	availability of origination and acquisition opportunities acceptable to us;
●	potential mismatches in the timing of asset repayments and the maturity of the associated financing agreements;
●	increased competition from entities engaged in construction lending activities;
●	general economic uncertainty and the effect of general economic conditions on the real estate and real estate capital markets in particular;
●	general and local commercial and residential real estate property conditions;
●	changes in federal government policies;
●	changes in federal, state and local governmental laws and regulations that impact our business, assets or classification as a real estate investment trust;
●	our ability to pay, maintain or grow the dividend in the future;
●	changes in interest rates;
●	the availability of, and costs associated with, sources of liquidity;
●	the adequacy of our policies, procedures and systems for managing risk effectively;

Broadmark Realty Capital Inc.

●	the ability to manage future growth; and
●	changes in personnel and availability of qualified personnel.

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

Broadmark Realty Capital Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share data)

	September 30, 2020	December 31, 2019
Assets
Cash and cash equivalents	$173,602	$238,214
Mortgage notes receivable, net	858,713	821,589
Interest and fees receivable, net	11,917	4,108
Investment in real property, net	3,743	5,837
Intangible assets, net	706	4,970
Goodwill	136,965	131,965
Other assets	4,981	2,046
Total assets	$1,190,627	$1,208,729

Liabilities and Equity
Accounts payable and accrued liabilities	$3,504	$8,415
Dividends payable	7,934	15,842
Total liabilities	$11,438	$24,257
Commitments and Contingencies
Common stock, $0.001 par value, 500,000,000 shares authorized, 132,236,307 and 132,015,635 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	132	132
Preferred stock, $0.001 par value, 100,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2020 and December 31, 2019	—	—
Additional Paid in Capital	1,212,914	1,209,120
Accumulated deficit	(33,857)	(24,780)
Total equity	1,179,189	1,184,472
Total liabilities and equity	$1,190,627	$1,208,729

See accompanying notes to the unaudited condensed consolidated financial statements

Broadmark Realty Capital Inc.

Unaudited Condensed Consolidated Statements of Income

(in thousands, except share and per share data)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019(2)	2020	2019(2)
Revenues
Interest income	$21,844	$25,284	$68,577	$69,363
Fee income	7,139	9,297	21,244	31,574
Total Revenue	28,983	34,581	89,821	100,937
Other Income:
Change in fair value of optional subscription liabilities	1,948	—	5,094	—
Expenses
Impairment:
Loan loss (benefit) provision	(652)	2,704	3,279	2,777
Operating expenses:
Compensation and employee benefits	5,160	794	11,397	4,647
General and administrative	3,199	5,227	9,977	11,468
Total Expenses	7,707	8,725	24,653	18,892
Income before income taxes	23,224	25,856	70,262	82,045
Income tax provision	—	—	—	—
Net income	$23,224	$25,856	$70,262	$82,045
Earnings per common share: (1)
Basic	$0.18	$—	$0.53	$-
Diluted	$0.18	$—	$0.53	$-
Weighted-average shares of common stock outstanding, basic and diluted
Basic	132,282,252	—	132,156,844	—
Diluted	132,316,746	—	132,207,605	—

See accompanying notes to the unaudited condensed consolidated financial statements

(1)	The Company determined that earnings per unit in the Predecessor periods would not be meaningful to the users of this filing, given the different unit holders and members’ equity structures of each individual entity in the Predecessor Company Group.

(2)	Predecessor periods are combined as disclosed in Note 1.

Broadmark Realty Capital Inc.

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

(in thousands, except share data)

	Preferred		Common stock		Additional
	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balances as of December 31, 2019	—	$—	132,015,635	$132	$1,209,120	$(24,780)	$1,184,472
Issuance of shares from vested RSUs	—	—	95,694	—	—	—	—
Net Income	—	—	—	—	—	27,279	27,279
Dividends	—	—	—	—	—	(31,700)	(31,700)
Stock-based compensation expense	—	—	—	—	914	—	914
Balances as of March 31, 2020	—	$—	132,111,329	$132	$1,210,034	$(29,201)	$1,180,965
Issuance of shares from vested RSUs	—	—	119,855	—	—	—	—
Net Income	—	—	—	—	—	19,759	19,759
Dividends	—	—	—	—	—	(23,793)	(23,793)
Stock-based compensation expense	—	—	—	—	967	—	967
Balances as of June 30, 2020	—	$—	132,231,184	$132	$1,211,001	$(33,235)	$1,177,898
Issuance of shares from vested RSUs	—	—	5,098	—	—	—	—
Issuance of shares from exercised warrants	—	—	25	—	—	—	—
Net Income	—	—	—	—	—	23,224	23,224
Dividends	—	—	—	—	—	(23,846)	(23,846)
Stock-based compensation expense	—	—	—	—	1,913	—	1,913
Balances as of September 30, 2020	—	$—	132,236,307	$132	$1,212,914	$(33,857)	$1,179,189

See accompanying notes to the unaudited condensed consolidated financial statements

Broadmark Realty Capital Inc.

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

(in thousands, except share data)

	Class A Units		Class P Units		Preferred Units		Additional	Retained Earnings
	Units	Amount	Units	Amount	Units (1)	Amount	Paid-in Capital	(Accumulated Deficit)	Total
Balances as of December 31, 2018 (Predecessor)	20,950	$1	50	$—	6,827,701	$684,979	$767	$(637)	$685,110
Contributions	850	200	—	—	796,028	79,535	—	—	79,735
Reinvestments	—	—	—	—	71,086	7,094	—	—	7,094
Net Income	—	—	—	—	—	—	—	24,989	24,989
Distributions	—	—	—	—	—	—	—	(24,134)	(24,134)
Redemptions	—	—	—	—	(133,513)	(13,331)	—	—	(13,331)
Compensation expense related to grant of profits interest	(100)	—	100	—	—	—	734	—	734
Grants of restricted units	150	—	—	—	—	—	134	—	134
Balances as of March 31, 2019 (Predecessor)	21,850	$201	150	$—	7,561,302	$758,277	$1,635	$218	$760,331
Contributions	—	—	—	—	1,441,711	122,414	—	—	122,414
Reinvestments	—	—	—	—	86,222	8,594	—	—	8,594
Net Income	—	—	—	—	—	—	—	31,200	31,200
Distributions	—	—	—	—	—	—	—	(29,125)	(29,125)
Redemptions	—	—	—	—	(227,248)	(22,927)	—	—	(22,927)
Grants of restricted units	—	—	—	—	—	—	170	—	170
Balances as of June 30, 2019 (Predecessor)	21,850	$201	150	$—	8,861,987	$866,358	$1,805	$2,293	$870,657
Contributions	—	—	—	—	567,905	154,437	—	—	154,437
Reinvestments	—	—	—	—	43,293	9,340	—	—	9,340
Net Income	—	—	—	—	—	—	—	25,856	25,856
Distributions	—	—	—	—	—	—	—	(29,357)	(29,357)
Redemptions	—	—	—	—	(116,613)	(19,510)	—	—	(19,510)
Grants of restricted units	—	—	—	—	—	—	170	—	170
Balances as of September 30, 2019 (Predecessor)	21,850	$201	150	$—	9,356,572	$1,010,625	$1,975	$(1,208)	$1,011,593

See accompanying notes to the unaudited condensed consolidated financial statements

(1)	The Company determined that earnings per unit in the Predecessor periods would not be meaningful to the users of this filing, given the different unit holders and members’ equity structures of each individual entity in the Predecessor Company Group.

(2)	Predecessor periods are combined as disclosed in Note 1.

Broadmark Realty Capital Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Successor	Predecessor
	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2020	2019(1)
Cash flows from operating activities
Net income	$70,262	$82,045
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of deferred origination and amendment fees	(7,270)	—
Amortization of intangible assets	(736)	—
Depreciation	54	35
Compensation expense related to grant of profits interest	—	734
Stock-based compensation expense for restricted stock units	3,794	—
Grants of restricted units	—	474
Provision for loan losses	3,279	2,777
Write down of investment in real property	—	179
Change in fair value of optional subscription liabilities	(5,094)	—
Changes in operating assets and liabilities:
Interest and fees receivable, net	(7,809)	(1,419)
Change in other assets	(2,989)	(867)
Accounts payable and accrued liabilities	183	581
Net cash provided by operating activities	53,674	84,539
Cash flows from investing activities:
Investments in fixed assets	—	(63)
Proceeds from sale of real property	2,213	6,363
Improvements to investments in real property	(119)	(229)
Change in mortgage notes receivable, net	(33,133)	(220,197)
Net cash provided by (used in) investing activities	(31,039)	(214,126)
Cash flows from financing activities:
Contributions from members	—	356,386
Contributions received in advance	—	(24,507)
Dividends paid	(87,247)	—
Distributions	—	(55,619)
Redemptions of members	—	(55,768)
Net cash provided by (used in) financing activities	(87,247)	220,492
Net increase (decrease) in cash and cash equivalents	(64,612)	90,905
Cash and cash equivalents, beginning of period	238,214	112,209
Cash and cash equivalents, end of period	$173,602	$203,114
Supplemental disclosure of non-cash investing and financing activities
Dividends payable	7,934	—
Reinvested distributions	—	25,028
Measurement period adjustment to goodwill and intangible assets	5,000	—
Mortgage notes receivable converted to real property owned	—	2,046

See accompanying notes to the unaudited condensed consolidated financial statements

(1)	Predecessor periods are combined as disclosed in Note 1.

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

The consolidated subsidiaries of Broadmark Realty after the Business Combination include BRMK Lending, LLC, BRMK Management, Corp., and Broadmark Private REIT Management, LLC. BRMK Lending, LLC originates short-term loans secured by first deed of trust liens on residential and commercial real estate. BRMK Management, Corp. (the “Manager”) manages the underwriting, closing, servicing and disposition of mortgage notes, and performs all general and administrative duties for Broadmark Realty. Broadmark Private REIT Management, LLC (the “Private REIT Manager”) manages the newly organized Broadmark Private REIT, LLC (the “Private REIT”), an unconsolidated affiliate of the Company that primarily participates in loans originated, underwritten and serviced by a subsidiary of Broadmark Realty.

Broadmark Realty has elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with the tax period ending December 31, 2019. Broadmark Realty generally will not be subject to U.S. federal corporate income tax on that portion of its net income that is distributed to stockholders if it distributes at least 90% of its REIT taxable income to its stockholders by prescribed dates and complies with various other requirements. The Company also operates its business in a manner that permits it to maintain an exclusion from registration under the Investment Company Act of 1940. As a REIT, Broadmark Realty may own up to 100% of the stock of one or more taxable REIT subsidiaries (“TRSs”), which may earn income that would not be qualifying income if earned directly by a REIT. The Manager is a TRS and this election applies to the wholly owned subsidiaries of the Manager, including the Private REIT Manager.

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

Broadmark Realty Capital Inc.

Notes to Consolidated Financial Statements

Note 2 - Summary of significant accounting policies

Basis of Presentation

For periods prior to November 15, 2019, the accompanying consolidated financial statements do not represent the financial position and results of operations of one controlling legal entity, but rather a combination of the historical results of the Predecessor Company Group, which was under common management. Therefore, any reference herein to the Predecessor financial statements is made on a combined basis. For periods beginning November 15, 2019, the accompanying consolidated financial statements represent the consolidated financial statements of the Company, beginning with BRELF II as the accounting acquirer and successor entity. In addition, as a result of the Business Combination, the consolidated financial statements for periods beginning November 15, 2019 are presented on a new basis of accounting pursuant to Accounting Standards Codification (“ASC”) 805, Business Combinations (refer to Note 3) to reflect BRELF II acquiring the other entities within the Predecessor Company Group and Trinity in the successor period.

The financial information presented in the accompanying unaudited condensed consolidated financial statements has been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements and notes include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the condensed consolidated financial position, results of operations and cash flows for the periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto for the year ended December 31, 2019 included in our Annual Report on Form 10-K filed on March 16, 2020 with the SEC (the “Annual Report”). The condensed consolidated balance sheet as of December 31, 2019, included herein, was derived from the audited financial statements of Broadmark Realty Capital Inc. as of that date. The results of the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020, for other interim periods or future years.

The presentation of the Predecessor period has been conformed to the current period’s presentation for the purposes of these consolidated financial statements. Additionally, certain balance sheet captions as of December 31, 2019 have been reclassified to conform to the current period's presentation.

Principles of Consolidation

For the Predecessor period, all intra-entity accounts, balances and transactions have been eliminated in the preparation of the unaudited condensed consolidated financial statements. Beginning November 15, 2019, all significant intercompany accounts, balances and transactions have been eliminated in consolidation. Broadmark Realty consolidates those entities in which it has control over significant operating, financial and investing decisions of the entity, as well as those entities deemed to be variable interest entities (“VIEs”), if any, in which Broadmark Realty is determined to be the primary beneficiary. Broadmark Realty is not the primary beneficiary of, and therefore does not consolidate, any VIEs at September 30, 2020 and December 31, 2019.

Broadmark Realty Capital Inc.

Notes to Consolidated Financial Statements

Certain Significant Risks and Uncertainties

In the normal course of business, we encounter one primary type of economic risk in the form of credit risk. Credit risk is the risk of default on our investment in mortgage notes receivable resulting from a borrower’s inability or unwillingness to make contractually required payments. We believe that the carrying values of our investments in mortgage notes receivable reasonably consider this credit risk.

In addition, we are subject to significant tax risks. If we were to fail to qualify as a REIT in any taxable year, we would be subject to U.S. federal corporate income tax, which could be material.

We operate in a dynamic industry and, accordingly, can be affected by a variety of factors. For example, we believe that changes in any of the following areas could have a significant negative effect on us in terms of our future financial position, results of operations or cash flows: public health crises, like the novel coronavirus (“COVID-19”) pandemic; competition in our market; the stability of the real estate market and the impact of interest rate changes; changes in government regulation affecting our business; natural disasters and catastrophic events; our ability to attract and retain qualified employees and key personnel; and protection of customers’ information and other privacy concerns, among other things.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts and disclosures at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. The most significant estimates relate to the fair value of financial instruments, such as impaired loans and real property, goodwill, identified intangible assets and optional subscription liabilities. Accordingly, our actual results could differ from those estimates.

Reportable Segments

We operate the business as one reportable segment.

BALANCE SHEET MEASUREMENT

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of 90 days or less at the date of purchase to be cash equivalents. We have a cash management sweep account repurchase agreement whereby our bank sweeps cash in excess of $750,000 nightly, sells us specific U.S. Government Agency securities and then repurchases these securities the next day.

We maintain our cash and cash equivalents with financial institutions. At times, such amounts may exceed federally insured limits. As of September 30, 2020 and December 31, 2019, the uninsured cash and cash equivalents balance was $172.1 million and $236.7 million, respectively. There were no restrictions on cash as of September 30, 2020 or December 31, 2019.

Broadmark Realty Capital Inc.

Notes to Consolidated Financial Statements

Mortgage Notes Receivable

Mortgage notes receivable (referred to herein as “mortgage notes receivable,” “construction loans,” “loans” or “notes”) are classified as held for investment as we have the intent and ability to hold until maturity or payoff and are carried at amortized cost, net of allowance for loan losses, interest reserves, construction holdbacks and deferred origination fees. Mortgage notes receivable that are in contractual default are deemed to be non-performing and are evaluated for impairment. All of our loans are considered collateral dependent, and therefore, non-performing loans are evaluated for impairment based on the fair value of the collateral less estimated costs to sell.

Participations in mortgage notes receivables are accounted for as sales and derecognized from the balance sheet when control over the transferred assets has been surrendered. Control over transferred assets is deemed to be surrendered when: (1) a group of financial assets or a participating interest in an entire financial asset has been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity. If the sales do not meet these criteria, the sale of the participation is treated as a secured borrowing. As of September 30, 2020, all participations in mortgage notes receivable sold to the Private REIT have achieved sale accounting. There were no participations as of December 31, 2019.

Deferred Income

Deferred income represents the amount of our origination and amendment or extension fees that have been deferred and will be recognized in income over the contractual maturity of the underlying loan. Origination fees are included in the total commitment to the borrower and financed at the time of loan origination.  Deferred origination fees are included within mortgage notes receivable, net on the unaudited condensed consolidated balance sheets. Extension and amendment fees are not capitalized into the principal outstanding, and as such, these deferred fees are presented within interest and fees receivable, net on the unaudited condensed consolidated balance sheets.

Interest and Fees Receivable

Interest on performing loans is accrued and recognized as interest income at the contractual rate of interest, or at the contractual rate of monthly minimum interest. Extension fees are charged when we agree to extend the maturity dates of loans. Amendment fees are charged when loan terms are modified, such as increases in interest reserves and construction holdbacks in line with our underwriting criteria or upon modification of a loan for the transition from horizontal development to vertical construction. Extension and amendment fees represent an outstanding fee receivable that is generally collected at loan pay off. In addition, late fees are changed when borrower payments are contractually past due. We monitor each note’s outstanding interest and fee receivables and, based on historical performance, generally write off the balance after a receivable is greater than 60 days past due.

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

As of September 30, 2020 and December 31, 2019, real properties owned by us consist of real estate acquired as a result of foreclosure proceedings on one and two partially completed construction projects, respectively.

Broadmark Realty Capital Inc.

Notes to Consolidated Financial Statements

Goodwill

Goodwill represents the excess of the consideration paid over the fair value of net assets acquired in connection with the Business Combination in November 2019. Goodwill is not amortized, but rather tested for impairment annually in October or more frequently if events or changes in circumstances indicate potential impairment. In testing goodwill for impairment, we follow ASC 350, Intangibles—Goodwill and Other, which permits a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying value including goodwill. If the qualitative assessment determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying value including goodwill, then no impairment is determined to exist for the reporting unit. However, if the qualitative assessment determines that it is more likely than not that the fair value of the reporting unit is less than its carrying value including goodwill, the fair value of that reporting units is compared with its carrying value, including goodwill. If the carrying value of a reporting unit exceeds its fair value, goodwill is considered impaired with the impairment loss equal to the amount by which the carrying value of the goodwill exceeds the implied fair value of that goodwill.

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

Other Assets

Other assets primarily consist of prepaid insurance, right-of-use asset and other operating receivables. In connection with the Business Combination, we entered into an arrangement to sublease an operating lease and have recorded a right-of-use asset and a lease liability in the amount of $0.4 million, representing the present value of the remaining payments under the lease discounted based on our incremental borrowing rate as of November 14, 2019. As of September 30, 2020, the remaining right-of-use asset and a lease liability are not significant to the condensed consolidated balance sheet. We will record a right-of-use asset and a lease liability upon commencement of our new ten-year lease in 2021.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities primarily consist of accruals for payments of professional services fees, lease liabilities, optional subscription liabilities and other operating payables.

Broadmark Realty Capital Inc.

Notes to Consolidated Financial Statements

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

The accrual of interest income is suspended when a loan is designated non-performing and we believe, after considering collection efforts and other factors, the amount ultimately to be collected will be insufficient to cover the additional interest payments. Interest previously accrued may be reversed at that time, and such reversal offset against interest income in the condensed consolidated statement of income. The accrual of interest income resumes only when the suspended loan becomes contractually current and a credit analysis supports the ability to collect in accordance with the terms of the loan.

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

Impairment of Loans

We designate loans as non-performing at such time as (1) the borrower fails to make the required monthly interest-only loan payments; (2) the loan has a maturity default; or (3) in the opinion of management, it is probable we will be unable to collect all amounts due according to the contractual terms of the loan. We evaluate loans designated as non-performing for impairment as we have some expectation that the repayment of loan, including both contractual interest and principal payments, may not be realized in full.

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

The asset-specific allowance relates to estimated losses on individual impaired loans. This assessment is made on a monthly basis based on factors such as payment status, lien position, borrower financial resources and investment collateral, collateral type, project economics and geographic location as well as national and regional economic factors. An allowance is established for an impaired loan when the estimated fair value of the collateral is lower than the carrying value of that loan.

Broadmark Realty Capital Inc.

Notes to Consolidated Financial Statements

For impaired loans, impairment is measured using the estimated fair value of collateral less the estimated cost to sell in comparison to the carrying value. Valuations are performed or obtained at the time a loan is determined to be impaired and designated as non-performing, and they are updated if circumstances indicate that a significant change in value has occurred. Given the short term nature of our loans, we evaluate the most recent external “as is” appraisal and depending on the age of the appraisal, may order a new appraisal or, where available, will evaluate against existing comparable sales or other pertinent information to estimate the fair value of the collateral for such loans. As of September 30, 2020, all of our allowance for loan losses represents an asset-specific allowance.

EXPENSE RECOGNITION

Operating Expenses

Operating expenses are expensed as incurred. General and administrative expenses primarily consist of professional services, insurance, excise taxes and amortization of intangible assets. During 2020, no commissions were paid to a related party and for the three and nine months ended September 30, 2019, commissions paid to a related party were $2.2 and $5.3 million, respectively, which are included in general and administrative expenses.

Share‑Based Payments

We follow the accounting guidance for share-based payments which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and non-employee directors. Awards are issued under the Broadmark Realty Capital Inc. 2019 Stock Incentive Plan.

For awards made to our employees and directors, we initially value restricted stock units based on the grant date closing price of our common stock. For awards with periodic vesting, we recognize the related expense on a straight -line basis over the requisite service period for the entire award, subject to periodic adjustments to ensure that the cumulative amount of expense recognized through the end of any reporting period is at least equal to the portion of the grant date value of the award that has vested through that date. We account for forfeitures prospectively as they occur. If there are any modifications or cancellations of the underlying unvested share-based awards, we may be required to accelerate or increase any remaining unrecognized or previously recorded stock-based compensation expense.

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

Income Taxes (Successor)

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, for U.S. federal income tax purposes (the “Code”). As a REIT, we generally are not subject to U.S. federal income taxes on net income we distribute to our shareholders. We intend to make timely distributions sufficient to satisfy the annual distribution requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax on our taxable income at regulator corporate tax rates. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property and U.S. federal income and excise taxes on our undistributed income and our TRSs are subject to U.S. federal income taxes.

Broadmark Realty Capital Inc.

Notes to Consolidated Financial Statements

Income Taxes (Predecessor)

The Predecessor Companies were taxed as partnerships and REITs under provisions of the Code. As such, the tax attributes of the partnerships are included in the individual tax returns of its members for partnerships and not for the Predecessor Company Group and the REIT entities met the qualifications to be taxed as REITs. Accordingly, the accompanying unaudited condensed consolidated statement of income for the three and nine months ended September 30, 2019 includes no provision for income taxes for the Predecessor Company Group.

Earnings per Share

We follow the accounting guidance in ASC 260, Earnings Per Share, which requires the use of the two-class method of computing earnings per share for all periods presented for each class of common stock and participating securities as if all earnings for the period had been distributed. Under the two-class method, net income is first reduced for dividends declared on all classes of securities to arrive at undistributed earnings. During periods of net losses, the net loss is reduced for dividends declared on participating securities only if the security has the right to participate in the earnings of the company and an objectively determinable contractual obligation to share in net losses of the company. The remaining earnings are allocated to common stockholders and participating securities to the extent that each security shares in earnings as if all of the earnings for the period had been distributed. Each total is then divided by the applicable weighted average number of common shares outstanding during the period to arrive at basic earnings per share. For the diluted earnings, the denominator includes all outstanding shares of common stock and all potential shares of common stock assumed issued if they are dilutive.

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

Broadmark Realty Capital Inc.

Notes to Consolidated Financial Statements

The financial instruments-credit losses guidance replaces the incurred loss model with an expected loss model, which is referred to as the current expected credit loss (“CECL”) model. The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables and held-to maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance, such as loan commitments, standby letters of credit, financial guarantees, and other similar instruments, and net investments in certain leases recognized by a lessor. In addition, the new guidance requires that credit losses be presented as an allowance rather than as a write-down on available-for-sale debt securities. We have formed a CECL committee that is assessing data and system needs in order to evaluate the impact of adopting the new guidance. We expect to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which we adopt the standard. At this time, the impact on our consolidated financial statements is being evaluated. We are required to adopt the standard in the fourth quarter of 2020 for the annual period as of and ending December 31, 2020 with an adoption date as of January 1, 2020.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Under the amendments in ASU 2017-04, an entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The updated guidance requires prospective adoption. We adopted the standard on January 1, 2020 and there was no material impact on our unaudited condensed consolidated financial statements.

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

Broadmark Realty Capital Inc.

Notes to Consolidated Financial Statements

Separately, the cash and equity consideration transferred per the Merger Agreement was allocated between the legal amounts issued for the recapitalization of BRELF II and the cash and equity issued for the acquisition of the Predecessor Company Group. Given that the Merger Agreement was negotiated at arm’s length and based on the fair value of the entities, the legal consideration best depicted the relative fair value of separating the acquisitions from the recapitalization. The amount of common stock issued in the transaction that was attributable to the recapitalization of BRELF II was $495.5 million, along with $12.7 million of transaction costs, which costs were recorded as operating expenses and were settled in cash of $11.3 million and common stock of $1.4 million.

Total consideration allocated to the Business Combination under ASC 805 was $581.8 million, which was measured at its acquisition date fair value, consisting of $102.2 million in cash and $479.6 million of the Company common stock. Such amounts are inclusive of seller-transaction costs of $13.5 million, settled by the acquirer at closing in cash of $11.9 million and common stock of $1.6 million.

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

Broadmark Realty Capital Inc.

Notes to Consolidated Financial Statements

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

Note 4 - Mortgage notes receivable

The stated principal amount of loans receivable in our portfolio represents our interest in loans secured by first deeds of trust, security agreements or legal title to real estate located in the United States. Our lending standards require that all mortgage notes receivable be secured by a first deed of trust lien on real estate and that the maximum loan to value ratio (“LTV”) be no greater than 65%. The LTV is calculated on an “as-complete” appraised value of the underlying collateral as determined by an independent appraiser at the time of the loan origination. The lending standards also limit the initial outstanding principal balance of the loan to a maximum LTV of up to 65% of the “as-is” appraised value of the underlying collateral as determined by an independent appraiser at the time of the loan origination. Unless otherwise indicated, LTV is measured by the total commitment amount of the loan divided by the “as-completed” appraisal. LTVs do not reflect interim loan activity such as construction draws or interest payments capitalized to loans, or partial repayments of the loan. The maximum amount of a single loan may not exceed 10% of our total assets and the maximum amount to a single borrower may not exceed 15% of our total assets. We consider the maximum LTV as an indicator for the credit quality of a mortgage note receivable.

Broadmark Realty Capital Inc.

Notes to Consolidated Financial Statements

Mortgage notes receivable are recorded at cost, which represents the carrying value, and interest rates generally range from a fixed annual rate of 10% to 13%. Mortgage notes receivable are considered to be short-term financings, with initial terms typically ranging from five to 18 months in duration based on the size of the project and expected timeline for completion of construction, which we often elect to extend for several months based on our evaluation of the project. All loans require monthly interest only payments. Most loans are structured with an interest reserve holdback that covers the interest payments for most of the initial term of the loan. Once the interest reserve is depleted, borrowers are expected to make their monthly interest payment within 10 days of month end.

Mortgage notes receivable are presented net of construction holdbacks, interest reserves, allowance for loans losses and deferred origination fee income in the consolidated balance sheets. The construction holdback represents amounts withheld from the funding of construction loans until we deem construction to be sufficiently completed. The interest reserve represents amounts withheld from the funding of certain mortgage notes receivable for the purpose of satisfying monthly interest payments over all or part of the term of the related note. Accrued interest is paid out of the interest reserve and recognized as interest income at the end of each month. The deferred origination fee income represents amounts that will be recognized over the contractual life of the underlying mortgage notes receivable.

The following table summarizes information pertaining to mortgage notes receivable as of September 30, 2020 and December 31, 2019:

(dollars in thousands)	September 30, 2020	December 31, 2019
Total loan commitments	$1,220,354	$1,101,275
Less:
Construction holdbacks (1)	305,410	253,708
Interest reserves (1)	24,988	18,601
Private REIT participation (2)	15,597	—
Total principal outstanding for our mortgage notes receivable	874,359	828,966
Less:
Allowance for loan losses	6,143	4,096
Deferred origination fees	9,503	3,281
Mortgage notes receivable, net	$858,713	$821,589
(1)	Includes construction holdbacks of $19.8 million and interest reserves of $2.0 million on participating interests sold to the Private REIT as of September 30, 2020.
(2)	The Private REIT was determined to be a voting interest entity for which we, through our wholly owned subsidiary acting as manager with no equity investment, do not hold a controlling interest in and do not consolidate. Furthermore, the Private REIT participation in loans originated by us meets the characteristics of a participating interest in accordance with ASC 860 and therefore, is treated as a sale of mortgage notes receivable and is derecognized from our unaudited condensed consolidated financial statements.

Broadmark Realty Capital Inc.

Notes to Consolidated Financial Statements

Non-accrual status

Mortgage notes receivable that are in contractual default are deemed to be non-performing and are evaluated for impairment. Loans can be placed in contractual default status for any of the following reasons: (1) an interest payment is more than 30 days past due; (2) a note matures and the borrower fails to make payment of all amounts owed or extend the loan; or (3) the collateral becomes impaired in such a way that the ultimate collection of the note is doubtful. A loan can be removed from contractual default status if the late interest payments are brought current, the borrower complies with appropriate re-underwriting to extend the note, or additional collateral is provided for the note to provide cash flow or bring the LTV below 65%. No interest income is recognized on mortgage notes receivable that are in contractual default, unless the interest is paid in cash or collectability of all amounts due is reasonably assured. In addition, in certain instances, where the interest reserve on a current loan has been fully depleted and the interest payment is not expected to be collected from the borrower, we may place a current loan on non-accrual status and recognize interest income on a cash-basis. As of September 30, 2020, and December 31, 2019, the principal outstanding on loans placed on non-accrual status were $173.5 and $32.9 million, respectively. For the three and nine months ended September 30, 2020, the average recorded investments in loans placed on non-accrual status were $175.3 and $133.9 million, respectively. For the three and nine months ended September 30, 2019, the average recorded investments in loans placed on non-accrual status were $9.7 and $15.5 million, respectively.

Impaired mortgage notes receivable

We evaluate each loan for impairment at least quarterly. Loans in contractual default are designated as non-performing and are considered impaired as we have some expectation that the repayment of the loan, including both contractual interest and principal payments, may not be realized in full. Placing a loan in contractual default does not in and of itself result in an impairment if we deem it probable that we will ultimately collect all amounts due. If a loan is determined to have impairment, we record an allowance through the provision for loan losses to reduce the carrying value of the loan to the fair value of the collateral less estimated costs to sell, as all of our loans are classified as collateral dependent as repayment is expected solely from the collateral.

As of September 30, 2020 and December 31, 2019, the principal outstanding on impaired loans was $217.7 and $32.9 million, respectively. As of September 30, 2020 and December 31, 2019, the principal outstanding on loans with impairment was $63.0 and $20.8 million, respectively. For the three and nine months ended September 30, 2020, the average recorded investments in loans with impairment was $227.3 and $159.9 million, respectively. For the three and nine months ended September 30, 2019, the average recorded investments in loans with impairment was $14.5 and $11.9 million, respectively.

The following table summarizes the activity in the allowance for loan losses for the three and nine months ended September 30, 2020 and September 30, 2019. All of the allowance for loan losses relates to loans deemed to be impaired.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
(dollars in thousands)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Beginning	$6,795	$1,777	$4,096	$1,704
Provision for loan losses (benefits)	(652)	2,704	3,279	2,777
Charge offs	—	(453)	(1,232)	(453)
Ending	$6,143	$4,028	$6,143	$4,028

Broadmark Realty Capital Inc.

Notes to Consolidated Financial Statements

Note 5 – Fair value measurements

The following tables present estimated fair values of our financial instruments as of the period indicated, whether or not recognized or recorded in the consolidated balance sheets at the period indicated:

	September 30, 2020		Fair Value Measurements Using
	Carrying	Estimated
(dollars in thousands)	Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$173,602	$173,602	$173,602	$—	$—
Mortgage notes receivable, net	858,713	858,713	—	—	858,713
Interest and fees receivable	11,917	11,917	—	11,917	—
Investment in real property, net	3,743	3,743	—	—	3,743
Financial Liabilities
Accounts payable and accrued liabilities (1)	$3,504	$3,504	$—	$3,106	$398

	December 31, 2019		Fair Value Measurements Using
	Carrying	Estimated
(dollars in thousands)	Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$238,214	$238,214	$238,214	$—	$—
Mortgage notes receivable, net	821,589	821,589	—	—	821,589
Interest and fees receivable	4,108	4,108	—	4,108	—
Investment in real property, net	5,837	5,837	—	—	5,837
Financial Liabilities
Accounts payable and accrued liabilities (1)	$8,415	$8,415	$—	$2,923	$5,492
(1)	Includes the level 3 valuation of the optional subscription liability derivative measured at fair value on a recurring basis.

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

Broadmark Realty Capital Inc.

Notes to Consolidated Financial Statements

The following table sets forth assets and liabilities measured and reported at fair value on a recurring and nonrecurring basis, as well as for which fair value is only disclosed, as of September 30, 2020 and December 31, 2019. All of these fair values are categorized as Level 3. The table also contains information about valuation methodologies and inputs used for assets that are measured at fair value and categorized within Level 3 as of September 30, 2020 and December 31, 2019:

	Level 3		Valuation	Unobservable	Range of
(dollars in thousands)	September 30, 2020	December 31, 2019	technique	inputs	inputs
Optional subscription liability (1)	$398	$5,492	Valuation model	Refer to Note 7 for assumptions	0 - 5%
Real property (2)	3,743	5,837	Collateral valuations	Discount to appraised value based on comparable market prices	0 - 10%
Impaired loans, net of allowance for loan losses (3)	211,575	28,853	Collateral valuations	Discount to appraised value based on comparable market prices	0 - 10%
Total	$215,716	$40,182
(1)	Optional subscription liability derivative measured at fair value on a recurring basis.
(2)	Real estate property is stated at lower of cost or fair value, a non-recurring measurement of fair value.
(3)	For impaired loans, the fair value is based on the fair value less the costs to sell the underlying property. The carrying value of the impaired loans, net of the allowance for loan losses, approximates fair value.

Fair value on a recurring basis

In connection with the Mergers, Trinity Merger Corp. issued $75 million of common stock, along with 7.2 million warrants and an optional subscription of up to $25 million of additional common stock (the “Optional Subscription Liability”) in a private placement transaction with certain entities affiliated with Farallon Capital Management, LLC (“Farallon”), which transaction is described in further detail in Note 11. We account for the Optional Subscription Liability as a derivative and, in accordance with ASC 815, we measure at fair value on a recurring basis. The value of this Optional Subscription Liability is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets. The $5.1 million decrease in value for the nine months ended September 30, 2020 was recorded as other income in the accompanying unaudited condensed consolidated statement of income for that period. The Optional Subscription Liability is valued using a lattice model that primarily incorporates observable inputs such as our common stock price, exercise price term of the option and the risk-free rate, however, it also incorporates an assumption for equity volatility based on the volatility of the common stock of comparable public companies. As the result of using unobservable inputs in the valuation, we classify the Optional Subscription Liability as Level 3 within the fair value hierarchy.

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

For impaired loans, fair values are based on the value of the underlying collateral less the costs to sell. At each reporting date, loans in contractual default status are evaluated based upon the most recent independent third-party appraisals of value discounted based upon our experience with actual liquidation values. These discounts to the appraisals generally range from 0% to 10%. As the result of using unobservable inputs in the valuation, we classify impaired loans as Level 3 within the fair value hierarchy.

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

The mortgage notes receivable are secured by first deeds of trust, security agreements or legal title to real estate located in the United States. The mortgage notes receivable generally have initial terms ranging between five and 18 months based on the size of the project and expected timeline for completion of construction and may be extended by paying additional fees. Due to the short-term maturity of the mortgage notes receivable in current status, a premium or discount is not relevant and carrying value approximates fair value. As a result of the use of unobservable inputs, including third-party appraisals for estimating as-complete appraised values, we classify mortgage notes receivable as Level 3 within the fair value hierarchy.

Note 6 – Goodwill and Intangible Assets

Goodwill

All of our goodwill relates to the Business Combination. As discussed in Note 3, in the first quarter of 2020, we recorded a measurement period adjustment to reduce the preliminary fair value of intangible assets in the form of customer relationships by $5.0 million and increased our preliminary value of goodwill by $5.0 million resulting in $137.0 million of goodwill as of September 30, 2020. As a result of this adjustment to preliminary values, $0.9 million of amortization of intangible assets recorded in 2019 was reversed in the first quarter of 2020.

In accordance with ASC Topic 350, we continuously evaluate the presence of triggering events that require an impairment test. In the first quarter of 2020, we determined that COVID-19 was a triggering event based on the adverse impact on our business and results of operations. Specifically, we noted that COVID-19 and containment measures have contributed to, among other things, adverse impacts on the progress of construction on our borrowers’ projects, the demand for and value of commercial and residential real estate that our borrowers have developed, the creditworthiness of our borrowers and other counterparties, the capital and credit market conditions and potential delays in foreclosure proceedings. We performed a quantitative assessment of our goodwill based on both the market and income approach and determined that, as of March 31, 2020, the fair value of the reporting unit exceeded the carrying value and there was no goodwill impairment. During the second and third quarters of 2020, we continued to monitor the impact of COVID-19 and determined there were no new triggering events to warrant updating our quantitative assessment of goodwill performed as of March 31, 2020. We continue to monitor the impact of COVID-19 and reevaluated the fair value of the reporting unit during our annual assessment in October 2020 and the fair value of the reporting unit exceeded the carrying value and there was no goodwill impairment.

Intangible Assets

All of our intangible assets relate to the Business Combination, specifically the value of customer relationships. The following table summarizes the balances of intangible assets as of September 30, 2020:

Acquired
(dollars in thousands)	Intangibles
Asset Type
Customer relationships	$1,000
Less: Accumulated amortization	294
Intangible assets, net	$706

Broadmark Realty Capital Inc.

Notes to Consolidated Financial Statements

The weighted average life remaining of the intangible assets is approximately 2.1 years. Amortization expense is expected to be as follows:

	Year ended December 31,
(dollars in thousands)	2020	2021	2022
Estimated future intangible amortization expense	$85	$339	$282

Note 7 - Stockholders’ Equity and Members’ Equity

Stockholders’ Equity

The Company is authorized to issue 500,000,000 shares of common stock with a par value of $0.001 per share and 100,000,000 shares of preferred stock with a par value of $0.001 per share. Holders of our common stock are entitled to one vote for each share. As of September 30, 2020 and December 31, 2019, there were 132,236,307 and 132,015,635 shares of common stock issued and outstanding, respectively, and no shares of preferred stock issued and outstanding.

As of September 30, 2020 and December 31, 2019 there were 41.7 million Public Warrants and 5.2 million warrants outstanding to acquire one share of our common stock at a price of $11.50 per share outstanding (the “Private Warrants”). In the aggregate, we have outstanding warrants to purchase approximately 15.6 million shares of common stock at a price of $11.50 per whole share.

As part of the PIPE Investment (for further details, refer to Note 11), the Farallon Entities have an option to purchase up to $25 million of additional shares of common stock, which will be exercisable during the 365-day period following the consummation of the Business Combination at the Reference Price (the “Optional Subscription”). The Farallon Entities are entitled to cash settle, in whole or in part, the exercise of the Optional Subscription, and therefore, the Optional Subscription does not meet the requirements for equity classification and is assumed to be settled in cash and classified as a liability in our consolidated balance sheet. The liability for the Optional Subscription was $0.4 million as of September 30, 2020 and $5.5 million as of December 31, 2019 and is included in accounts payable and accrued liabilities.

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

	As of September 30, 2020	As of December 31, 2019
Expected volatility	30.0%	13.0%
Expected dividend yield	7.3%	7.3%
Expected life (in years)	0.1	0.9
Risk-free interest rate	0.1%	1.6%

Broadmark Realty Capital Inc.

Notes to Consolidated Financial Statements

Earnings per Share

We present both basic and diluted earnings per share (“EPS”) amounts in our condensed consolidated financial statements. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted EPS reflects the maximum potential dilution that could occur from our outstanding warrants and restricted stock units. We consider the two-class method to measure dilution to earnings per share: (a) calculate the net number of shares that would be issued assuming any related proceeds are used to buy back outstanding shares (the treasury stock method), or (b) assume the gross number of shares are issued and calculate any related effects on net income available for shareholders, considering participating securities, such as certain unvested restricted stock units which are entitled to nonforfeitable dividends rights (the two-class method). For the period presented within these unaudited condensed consolidated financial statements, the two-class method was deemed to be insignificant. In accordance with GAAP, our policy is to apply the more dilutive methodology upon issuance of such instruments. The table below presents the computation of basic and diluted net income per share of common stock for the three and nine months ended September 30, 2020.

	Three Months Ended	Nine Months Ended
(dollars in thousands, except share and per share data):	September 30, 2020	September 30, 2020
Net income	$23,224	$70,262
Basic weighted-average shares of common stock outstanding	132,282,252	132,156,844
Dilutive effect of share-based compensation	34,494	50,761
Diluted weighted-average shares of common stock outstanding (1)	132,316,746	132,207,605
Basic earnings per share	$0.18	$0.53
Diluted earnings per share	$0.18	$0.53
(1)	We exclude anti-dilutive shares from calculation of weighted-average shares for diluted earnings per share. There were 15.6 million shares related to the Public Warrants and Private Warrants, 2.4 million shares of optional subscription warrants and 662,400 and 615,715 shares of unvested restricted stock unit awards for the three and nine months ended September 30, 2020, respectively, which are not included in the above calculation of diluted earnings per share because in doing so they would be anti-dilutive.

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

Broadmark Realty Capital Inc.

Notes to Consolidated Financial Statements

Note 8 - Income Taxes

For the Successor period, the Manager has elected to be treated as a TRS and this election applies to the wholly owned subsidiaries of the Manager, including the Private REIT Manager. Having TRSs permit us to participate in certain activities from which REITs are generally precluded, as long as these activities meet specific criteria, are conducted within the parameters of certain limitations established by the Code and are conducted in entities which elect to be treated as taxable subsidiaries under the Code. To the extent these criteria are met, we will continue to maintain the qualification as a REIT.

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

Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Code, which relate to organizational structure, diversity of stock ownership, and certain restrictions with regard to the nature of assets and the sources of income. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state, and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of September 30, 2020 and December 31, 2019, we were in compliance with all REIT requirements.

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

As of September 30, 2020 and December 31, 2019, respectively, 4,049,134 and 4,569,378 share awards were available to be issued under the Plan. The restricted stock units (“RSUs”) generally vest from one to three years depending on the terms of the specific award.

Broadmark Realty Capital Inc.

Notes to Consolidated Financial Statements

All RSUs awarded will be settled upon vesting in shares of our common stock. If (1) the recipient becomes disabled and the recipient’s employment or service is terminated as a result, (2) the recipient dies during the vesting period, or (3) the recipient’s employment is terminated without cause (as defined in the Plan) in connection with, or in certain cases within a specified period following a change in control (as defined in the Plan), then the vesting of the RSUs will fully accelerate as of the date of termination of employment.

Dividend equivalents are not accrued or paid on RSUs granted to executive officers and directors and accordingly those RSUs are not considered participating securities.

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

The following table summarizes the activity related to RSUs during 2020:

		Weighted Average
		Grant Date Fair
	Shares	Market Value
Unvested RSUs outstanding as of January 1, 2020	334,928	$11.08
Granted	186,759	11.77
Vested	(95,694)	11.08
Unvested RSUs outstanding as of March 31, 2020	425,993
Granted	47,226	9.64
Vested	(119,855)	$11.08
Unvested RSUs outstanding as of June 30, 2020	353,364
Granted	382,041	10.64
Vested	(5,098)	$11.08
Unvested RSUs outstanding as of September 30, 2020	730,307

For the three and nine months ended September 30, 2020, we recognized compensation expense related to RSUs of $1.9 and $3.8 million, respectively, based on amortizing the fair value of the awards over the service (vesting) period. As of September 30, 2020, there was $5.2 million of net unrecognized compensation cost related to unvested stock-based compensation arrangements. This compensation is recognized on a straight-line basis has a weighted-average recognition period of 1.7 years.

Profits Interests and Equity Compensation (Predecessor)

The Predecessor Company Group expensed the fair value of share-based compensation awards granted to employees and directors over the period each award vests. Compensation cost was measured using the Black-Scholes model. The Predecessor Company Group expensed the fair value of restricted unit awards granted to employees over the period each award vested. There were 150 units granted during the nine months ended September 30, 2019 at $11,717 per unit, which were to vest ratably over 48 months. The fair value of restricted unit awards was equal to the fair value of the Predecessor Company’s units at the date of grant. The units were valued using an internal model with market inputs available on the date of grant. The restricted units were settled as part of the Business Combination and, accordingly, no share-based compensation related to the unit awards was recognized during the three and nine months ended September 30, 2020.

Broadmark Realty Capital Inc.

Notes to Consolidated Financial Statements

Note 10 - Commitments and contingencies

The following table illustrates our contractual obligations and commercial commitments by due date as of September 30, 2020:

		Less than 1			More than
(dollars in thousands)	Total	year	1-3 years	3-5 years	5 years
Construction holdbacks (1)	305,410	234,845	70,565	—	—
Operating lease obligations	$11,962	$761	$1,893	$2,008	$7,300
Total	$317,372	$235,606	$72,458	$2,008	$7,300
(1)	Includes construction holdbacks of $19.8 million on participating interests sold to the Private REIT as of September 30, 2020.

Our commitments and contingencies include usual obligations incurred by real estate lending companies in the normal course of business, including construction holdbacks as disclosed in Note 4.

In addition, on March 18, 2020, we signed a new ten-year lease agreement for our Seattle headquarters which is expected to commence in the first quarter of 2021 upon completion of tenant improvements, which is included in the above table.

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

Concentration Risk

We originate primarily short-term loans secured by first deed of trust liens on residential and commercial real estate located in 13 states and the District of Columbia. Our loan portfolio is also concentrated within ten counties, the largest being Wasatch in Utah. As of September 30, 2020, the top ten counties make up 50.0% of the total committed amount of loans in our total portfolio.

Broadmark Realty Capital Inc.

Notes to Consolidated Financial Statements

Note 11 - Related party transactions

Private Placement with Farallon

In connection with the Business Combination and concurrently with the execution of the Merger Agreement, the Company entered into certain subscription agreements with affiliates of Farallon Capital Management, L.L.C. (the “Farallon Entities”) for a private placement (the “PIPE Investment”) of the Company’s shares of common stock, pursuant to which, immediately prior to the consummation of the Business Combination, the Company issued and sold to the Farallon Entities an aggregate of 7,174,163 shares of common stock for an aggregate purchase price of approximately $75.0 million at a price per share equal to $10.45352229 (the “Reference Price”). In addition, pursuant to the subscription agreements, the Farallon Entities have an option to purchase up to $25.0 million of additional shares of common stock, exercisable at the Reference Price. This option expires on November 14, 2020. In connection with the PIPE Investment, the Company issued to the Farallon Entities an aggregate of 7,174,163 Public Warrants. The Farallon Entities received a fee for each warrant equal to the cash payable per each warrant held by unaffiliated Public Warrant holders in connection with the warrant amendment proposal approved as part of the Business Combination, in an amount equal to $1.60 per warrant. In addition, the Farallon Entities are entitled to cash settle, in whole or in part, the exercise of their option to purchase up to $25.0 million of additional shares of common stock to the extent the delivery of the additional shares to the Farallon Entities would result, together with their affiliates and any other persons whose beneficial ownership of shares of common stock would be aggregated with the Farallon Entities or their affiliates for purpose of Section 13(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in beneficial ownership in excess of 9.9% of the shares of common stock outstanding immediately after giving effect to such issuance of the shares of common stock. As a result of the PIPE Investment, the Farallon Entities own more than 5% of our outstanding common stock.

The Company also provided the Farallon Entities with certain registration rights in connection with the PIPE Investment, pursuant to which we registered in December 2019 the shares of our common stock, Public Warrants and shares issuable upon exercise of the option and Public Warrants under the Securities Act.

Broadmark Private REIT, LLC

The Private REIT is a private real estate finance company that primarily participates in short-term, first deed of trust loans secured by real estate that are originated, underwritten and serviced by Broadmark Realty Capital Inc. The Private REIT was determined to be a voting interest entity for which we, through our wholly owned subsidiary acting as manager with no equity investment, do not hold a controlling interest in and do not consolidate. Furthermore, the Private REIT participation in loans originated by us meets the characteristics of a participating interest in accordance with ASC 860 and therefore, is treated as a sale of mortgage notes receivable and is derecognized from our unaudited condensed consolidated financial statements. As of September 30, 2020, the Private REIT’s assets under management were approximately $15.6 million.

Note 12 - Subsequent events

Dividend Declaration

On October 13, 2020, our board of directors declared a cash dividend of $0.06 per common share payable on November 13, 2020 to stockholders of record as of October 30, 2020, and on November 9, 2020, the board of directors declared a cash dividend of $0.06 per common share payable on December 15, 2020 to stockholders of record as of November 30, 2020.

ITEM 2.               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with the unaudited condensed consolidated financial statements and related notes in Part I, Item 1 and the “Risk Factors” section in Part II, Item 1A of this Quarterly Report on Form 10-Q and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 16, 2020 including the “Risk Factors” section and consolidated financial statements and notes included therein. The following discussion and analysis contains forward-looking statements and involves numerous risks and uncertainties. Actual results may differ materially from those contained in any forward-looking statements. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2020 or for any other period. Unless the context otherwise requires, references to “Broadmark Realty,” the “Company,” “we,” “us” and “our” refer to Broadmark Realty and its consolidated subsidiaries after the Business Combination and refer to the Predecessor Company Group for periods prior to the Business Combination.

Broadmark Realty, a Maryland corporation, is an internally managed commercial real estate finance company that provides secured financing to real estate investors and developers. We have elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ending December 31, 2019. Based in Seattle, Washington, we specialize in underwriting, funding, servicing and managing a portfolio of short-term, first deed of trust loans to fund the construction and development of, or investment in, primarily residential and, to a lesser extent, commercial properties. We operate in select states that we believe to have favorable demographic trends, and that provide us the ability to efficiently access the underlying collateral in the event of borrower default. As of September 30, 2020, our portfolio of active loans had approximately $1.2 billion of total commitments outstanding across borrowers in 13 states and the District of Columbia, of which our portion and the Private REIT’s portion of the total principal balance funded and outstanding was $874.4 and $15.6 million, respectively. We operate our business as one reportable segment.

Properties securing our loans are generally classified as residential properties, commercial properties or undeveloped land, and are typically not income producing. Each loan is secured by a first deed of trust lien on real estate. Our lending policy limits the committed amount of each loan to a maximum loan-to-value (“LTV”) ratio of up to 65% of the “as-complete” appraised value of the underlying collateral as determined by an independent appraiser at the time of the loan origination. Our lending policy also limits the initial outstanding principal balance of each loan to a maximum LTV of up to 65% of the “as-is” appraised value of the underlying collateral as determined by an independent appraiser at the time of the loan origination. At the time of origination, the difference between the initial outstanding principal and the total commitment is the amount held back for future release subject to property inspections, progress reports and other conditions in accordance with the loan documents. Unless otherwise indicated, LTV is measured by the total commitment amount of the loan at origination divided by the “as-complete” appraisal. LTVs do not reflect interim activity such as construction draws or interest payments capitalized to loans, or partial repayments of the loan. As of September 30, 2020, the weighted average LTV was 60.4% across our active loan portfolio based on “as-complete” appraisals. In addition, each loan is also personally guaranteed on a recourse basis by the principals of the borrower, and/or others at our discretion to provide further credit support for the loan. The guaranty may be collaterally secured by a pledge of the guarantor’s interest in the borrower or other real estate or assets owned by the guarantor.

Our loans typically range from $0.1 to $42 million in total commitment at origination, generally bear interest at a fixed annual rate of 10% to 13% and have initial terms typically ranging from five to 18 months in duration based on the size of the project and expected timeline for completion of construction, which we often elect to extend for several months based on our evaluation of the project. As of September 30, 2020, the average total commitment of our active loans was $5.7 million and the weighted average remaining term to maturity of our active loans was approximately seven months. We usually receive loan origination fees, or “points,” typically ranging from 4% to 5% of the total commitment at origination, along with loan extension fees, each of which varies in amount based upon the term of the loan and the quality of the borrower and the underlying collateral. In addition to loan origination fees, we receive late fees paid by borrowers and/or are reimbursed by borrowers for costs associated with services provided by us, such as closing costs, collection costs on defaulted loans and construction draw inspection fees.

In addition to the natural seasonality inherent in our business whereby winter months are typically less favorable to construction, restrictions related to the Business Combination decreased the amount of our loan originations for the second half of 2019 and early 2020. The pending Business Combination required us to essentially pause our ability to raise capital and in turn originate new loans for most of the second half of 2019. In the first quarter of 2020, we focused on rebuilding our pipeline and began to strategically deploy the proceeds from the Business Combination; these rebuilding efforts began to slow in March due to the uncertainty associated with the impacts of COVID-19. We believe that the launch of the Private REIT in March 2020 will provide access to additional capital in the future to participate in loans originated by Broadmark Realty, which we expect to position us to increase originations and grow our asset base, subject to market conditions. As of September 30, 2020, the Private REIT’s assets under management were approximately $15.6 million.

The COVID-19 pandemic is significantly affecting, and can be expected to continue to impact, the capital markets and the construction lending market, at least in the near term. While we have implemented a variety of business continuity initiatives, restrictions imposed in connection with COVID-19 or the impact on key employees could create significant challenges for our operations. We have experienced an adverse impact on our loan portfolio primarily in the form of a significant increase in defaulted loans, a slow-down in construction progress and an expected reduction in demand for and the value of commercial and residential real estate properties. For example, delays in local government permitting and inspections arising from measures to limit the spread of COVID-19 have delayed some projects, adversely affecting the ability of borrowers to complete the projects in accordance with the terms of the loans. Similarly, the COVID-19 pandemic and containment measures have contributed to, among other things, adverse impacts on demand for and the value of commercial and residential real estate that our borrowers have developed that make it less likely that a borrower can sell or lease the property it is developing in an amount sufficient to repay the borrower’s loan, or that a developer, who would be our borrower, will elect to go forward with a new project. As a result, during the first half of 2020, we saw an increase in delinquencies and requests for extensions or forbearance, which have since stabilized or declined during the three months ended September 30, 2020. In addition, market conditions, and in some cases moratoriums on the foreclosure process, have increased the timeline to resolve non-performing loans. Delays in repayment of our outstanding loans or resales of foreclosed properties reduce the capital available for future loan originations. If the pandemic is prolonged, it could increase the adverse impact on our business and results of operations.

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

Fees and other revenue recognized from originating and servicing our loans. Fee income is comprised of loan origination fees, loan renewal fees and inspection fees. The majority of fee income is comprised of loan origination fees, or “points,” which typically range from 4% to 5%, on an annualized basis, of the total commitment at origination. In addition to origination fees, we earn loan extension fees when maturing loans are renewed or extended. Loans are generally only renewed or extended if the loan is not in default and satisfies our underwriting criteria, including our maximum LTV ratio of up to 65% of the appraised value as determined by an independent appraiser at the time of loan origination, or based on an updated appraisal if required.

Loan originations. Our operating performance is heavily dependent upon our ability to originate new loans to invest new capital and re-invest returning capital from loans being repaid. Given the short-term nature of our loans, loan principal is generally repaid on a faster basis than to other types of lenders, making our originations function an important factor in our success.

The following tables contains the total amount of our loan originations and repayments for the periods indicated:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
(dollars in millions)	2020	2020
Loans originated	$153.4	$312.6
Loans repaid	$52.2	$225.8

Credit quality of our loan portfolio. The credit quality of the loans in our portfolio is of critical importance as loans that do not perform in accordance with their terms may have a negative impact on our earnings and liquidity. As of September 30, 2020, a total of 30 loans were in contractual default totaling $194.4 million in principal balance outstanding, which excludes five loans for which forbearance agreements were executed totaling $23.3 million in principal outstanding. Of the loans in contractual default, 13 loans had impairment as of September 30, 2020 with our estimated losses reflected in our allowance for loan losses of $6.1 million. During the three months ended September 30, 2020, we resolved six loans in contractual default and limited new contractual defaults to one compared to eight and 17 new contractual defaults during the three months ended June 30, 2020 and March 31, 2020, respectively.

Principal Factors Affecting the Comparability of our Results of Operations

As a commercial real estate finance company, our results are affected by factors such as changes in economic climate, demand for housing, population trends, construction costs and the availability of alternative real estate financing from other lenders. These factors may have an impact on our ability to originate new loans or the performance of our existing loan portfolio.

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

As a result of the Business Combination, beginning from November 15, 2019, our consolidated financial statements are presented on a new basis of accounting pursuant to ASC 805, Business Combinations to reflect BRELF II acquiring the other entities within the Predecessor Company Group and Trinity. For more information refer to “Note 3 – Business Combination” to the unaudited condensed consolidated financial statements included in this Report.

Results of Operations

The period-to-period comparison of results is not necessarily indicative of results for future periods. The tables below set forth the results of our operations and the results of the operations of our Predecessor for the periods presented, both in dollars and as a percentage of revenue (dollars in thousands, except percentage data):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
Statements of Operations Data:	(Successor)	(Predecessor)	(Successor)	(Predecessor)
Revenues
Interest income	$21,844	$25,284	$68,577	$69,363
Fee income	7,139	9,297	21,244	31,574
Total Revenue	28,983	34,581	89,821	100,937
Other Income:
Change in fair value of optional subscription liabilities	1,948	—	5,094	—
Expenses
Impairment:
Loan loss (benefit) provision	(652)	2,704	3,279	2,777
Operating expenses:
Compensation and employee benefits	5,160	794	11,397	4,647
General and administrative	3,199	5,227	9,977	11,468
Total Expenses	7,707	8,725	24,653	18,892
Income before income taxes	23,224	25,856	70,262	82,045
Income tax provision	—	—	—	—
Net income	$23,224	$25,856	$70,262	$82,045

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
Percentage of Revenue:	(Successor)	(Predecessor)	(Successor)	(Predecessor)
Revenues:
Interest income	75%	73%	76%	69%
Fee income	25	27	24	31
Total Revenue	100	100	100	100
Other Income:
Change in fair value of optional subscription liability	7	0	6	0
Expenses
Impairment:
Loan loss (benefit) provision	(2)	8	4	3
Operating expenses:
Compensation and employee benefits	18	2	13	5
General and administrative	11	15	11	11
Total Expenses	27	25	28	19
Income before income taxes	80	75	78	81
Income tax provision	0	0	0	0
Net income	80%	75%	78%	81%

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

Management believes that the adjustments to compute “core earnings” specified above allow investors and analysts to readily identify and track the operating performance of the assets that form the core of our activity, assist in comparing the core operating results between periods and enable investors to evaluate our current core performance using the same measure that management uses to operate the business. Core earnings excludes certain recurring items, such as gains and losses (including provision for loan losses) and non-capitalized transaction-related expenses, because they are not considered by management to be part of our core operations for the reasons described herein. As such, core earnings is not intended to reflect all of our activity and should be considered as only one of the factors used by management in assessing our performance, along with GAAP net income which is inclusive of all of our activities.

Core earnings does not represent, and should not be considered as a substitute, for net income or as a substitute for cash flows from operating activities, each as determined in accordance with GAAP, and our calculation of this measure may not be comparable to similarly titled measures reported by other companies. Set forth below is a reconciliation of core earnings to the most directly comparable GAAP financial measure:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
(dollars in thousands, except share and per share data)	2020	2020
Net income attributable to common stockholders	$23,224	$70,262
Adjustments for non-core earnings:
Stock-based compensation expense	1,913	3,794
First year public company transition expenses (1)	684	2,750
Change in fair value of optional subscription liabilities	(1,948)	(5,094)
Amortization of intangible assets	103	(682)
Loan loss (benefit) provision	(652)	3,279
Core earnings	$23,324	$74,309

Earnings per share, basic	$0.18	$0.53
Earnings per share, diluted	$0.18	$0.53
Core earnings per share, basic	$0.18	$0.56
Core earnings per share, diluted	$0.18	$0.56
Weighted-average number of shares of common stock outstanding, basic and diluted
Basic	132,282,252	132,156,844
Diluted	132,316,746	132,207,605
(1)	Expenses directly related to first year of public company reporting and compliance, primarily professional fees in connection with the design and implementation of internal controls and procedures under Section 404 of the Sarbanes-Oxley Act.

Comparison of Results of Operations

Unless otherwise stated, for purposes of this Management’s Discussion and Analysis of Financial Condition and Results Of Operations, in the comparison of the results of operations for the three months ended September 30, 2020 and September 30, 2019, Successor period refers to the three months ended September 30, 2020, and references to Predecessor period refer to the three months ended September 30, 2019, and for the discussion of the results of operations for the nine months ended September 30, 2020 and 2019, Successor period refers to the nine months ended September 30, 2020, and references to Predecessor period refer to the nine months ended September 30, 2019.

Three Months Ended September 30,2020 Compared to September 30, 2019

Revenue

Total revenue for the three months ended September 30, 2020 and 2019 were $29.0 and $34.6 million, respectively, a decrease of $5.6 million. The decrease relates to a decrease in interest and fee income relative to the Predecessor period, which are discussed below.

Expenses

Total expenses for the three months ended September 30, 2020 and 2019 were $7.7 and $8.7 million, respectively. The decrease in total expenses from the prior period was due to decreases in the provision for loan losses and general and administrative; partially offset by an increase in compensation and employee benefits compared to the three months ended September 30, 2020, which are discussed below.

Interest Income

Interest income decreased by $3.4 million or 13.6% for the three months ended September 30, 2020 from the three months ended September 30, 2019, primarily due to an increase in loans placed in non-accrual status largely as a result of the impact of the COVID-19 pandemic on our borrowers’ ability to complete projects in the timeframe originally contemplated. The decreases in interest income were partially offset by increase in interest income resulting from a net increase in the average size of our loan portfolio of approximately 10.1% for the three months ended September 30, 2020 compared to the three months ended September 30, 2019.

Fee Income

Fee income decreased by $2.2 million or 23.2% for the three months ended September 30, 2020 from the three months ended September 30, 2019 primarily attributable to a decrease in origination and extension fee income relative to the Predecessor period as a result of (1) beginning to defer and amortize these fees on November 15, 2019 whereas in the past, the Predecessor’s policy was to record the fees when billed and (2) decrease in new originations during 2020 due to disruptions in our construction lending activity associated with the COVID-19 pandemic.

Provision for loan losses

The provision for loan losses decreased $3.4 million for the three months ended September 30, 2020 from the three months ended September 30, 2019 primarily related to changes in estimates reducing the allowance for loan losses from amounts recorded earlier in 2020. This was the result of progress or completion of construction during the three months ended September 30, 2020 resulting in stabilizations or increases in the fair value of the collateral of the non-performing and impaired loans.

Other Income

The change in fair value of the Optional Subscription Liability is an unrealized gain or loss based on the fair value of an optional subscription of up to $25 million of additional common stock issued as a part of the Business Combination. The Optional Subscription Liability warrants contain a cash settlement feature, which requires accounting for the fair value of the liability at each reporting period. Other income of $1.9 million was recognized during the three months ended September 30, 2020 resulting from the decrease in value of the optional subscription warrants during the period which primarily resulted from the shorter expected term as the warrants approach the expiration date on November 14, 2020 and the market price of our common stock remains below the exercise price.

Compensation and Employee Benefits

Compensation and employee benefits expense increased by $4.4 million or 549.9% for the three months ended September 30, 2020 from the three months ended September 30, 2019 primarily attributable to $1.9 million of stock-based compensation expense recorded for the three months ended September 30, 2020 and $2.5 million related to an increase in employee headcount and a change in the compensation structure for executives who were compensated through distribution of earnings from the Predecessor Company during the three months ended September 30, 2019. The stock-based compensation expenses resulted from grants of RSUs at fair value, which are being amortized over the respective vesting periods. The equity-based compensation expense recorded in the Predecessor Period was $0.2 million.

General and Administrative

General and administrative expense decreased by $2.0 million or 38.8% for the three months ended September 30, 2020 from the three months ended September 30, 2019 primarily as a result of $2.0 million in accounting and legal fees incurred during the three months ended September 30, 2019 by the Predecessor Company in connection with the execution of the Business Combination, and $2.2 million of non-recurring broker commissions associated with growth in the loan portfolio during the three months ended September 30, 2019. These decreases from the prior period were partially offset by $2.2 million in accounting and legal fees associated with being a public company, including certain non-recurring expenses, such as design and implementation of internal controls and procedures under Section 404 of the Sarbanes-Oxley Act.

Nine Months Ended September 30,2020 Compared to September 30, 2019

Revenue

Total revenue for the nine months ended September 30, 2020 and the nine months ended September 30, 2019 were $89.8 and $100.9 million, respectively, a decrease of $11.1 million. The decrease from the prior period primarily relates to a decrease in origination and extension fee income relative to the Predecessor period, which are discussed below.

Expenses

Total expenses for the nine months ended September 30, 2020 and the nine months ended September 30, 2019 were $24.7 and $18.9 million, respectively, an increase of $5.8 million. The increase during the nine months ended September 30, 2020 was primarily due to an increase in compensation and employee benefits and also due to an increase in the provision for loan losses; partially offset by decreases during the nine months ended September 30, 2020 in general and administrative expenses, which are discussed below.

Interest Income

Interest income decreased by $0.8 million or 1.1% for the nine months ended September 30, 2020 from the nine months ended September 30, 2019. The decrease resulted primarily from the increase in loans designated as non-performing and placed on non-accrual status primarily as a result of the impact of the COVID-19 pandemic on our borrowers’ ability to complete projects in the timeframe originally contemplated. The decreases in interest income were partially offset by increase in interest income resulting from a net increase in the average size of our loan portfolio of approximately 17.8% for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

Fee Income

Fee income decreased by $10.3 million or 32.7% for the nine months ended September 30, 2020 from the nine months ended September 30, 2019 primarily attributable to a decrease in origination and extension fee income relative to the Predecessor period as a result of (1) beginning to defer and amortize these fees on November 15, 2019 whereas in the past, the Predecessor’s policy was to record the fees when billed and (2) decrease in new originations during the nine months ended September 30, 2020 due to disruptions in our construction lending activity associated with the COVID-19 pandemic.

Provision for loan losses

Provision for loan losses increased by $0.5 million for the nine months ended September 30, 2020 from the nine months ended September 30, 2019. The increase resulted primarily from an increase in non-performing and impaired loans associated with the current economic environment primarily related to the impact of the COVID-19 pandemic; partially offset by the $2.8 million in the provision for loan losses during the nine months ended September 30, 2019.

Other Income

The change in fair value of the Optional Subscription Liability is an unrealized gain or loss based on the fair value of an optional subscription of up to $25 million of additional common stock issued as a part of the Business Combination. The Optional Subscription Liability warrants contain a cash settlement feature, which requires accounting for the fair value of the liability at each reporting period. Other income of $5.1 million was recognized during the Successor period resulting from the decline in value of the optional subscription warrants during the period which resulted from the decrease in the market price of our common stock.

Compensation and Employee Benefits

Compensation and employee benefits expense increased by $6.8 million or 145.3% for the nine months ended September 30, 2020 from the nine months ended September 30, 2019 due to $3.8 million of stock-based compensation expense recorded for the nine months ended September 30, 2020 compared to $0.5 million of equity-based compensation in the Predecessor Period. The stock-based compensation expenses resulted from grants of RSUs. The fair values of the RSUs are being amortized over the vesting periods. In addition, the increase was due to an increase of $3.5 million related to an increase in employee headcount and a change in the compensation structure for executives who were compensated through distribution of earnings from the Predecessor Company during the three months ended September 30, 2019.

General and Administrative

General and administrative expense decreased by $1.5 million or 13.0% for the nine months ended September 30, 2020 from the nine months ended September 30, 2019. This decrease is primarily a result of a decrease of $5.3 million of non-recurring broker commissions associated with growth in the loan portfolio during the nine months ended September 30, 2019 and a reversal of intangible asset amortization of $0.7 million that was originally recognized in 2019 but was a measurement period adjustment in 2020 when the preliminary valuation of intangible assets was decreased. These decreases were partially offset by an increase in accounting and legal fees of $4.5 million associated with being a new public company, including certain non-recurring expenses, such as design and implementation of internal controls and procedures under Section 404 of the Sarbanes-Oxley Act.

Liquidity and Capital Resources

Overview

Our primary liquidity needs include ongoing commitments to fund our lending activities and future funding obligations for our existing loan portfolio, paying dividends and funding other general business needs. Our primary sources of liquidity and capital resources to date have been derived from the capital contributions from members of the Predecessor Companies, cash flow from operations and payoffs of loans in our existing portfolio. Neither the Successor nor the Predecessor, has utilized any borrowings since inception. As of September 30, 2020, our cash and cash equivalents totaled $173.6 million.

We seek to meet our long-term liquidity requirements, such as real estate lending needs, including future construction draw commitments through our existing cash resources and return of capital from investments, including loan repayments. Additionally, going forward, we intend to fund our growth through the issuance of common stock, potential use of cash management tools such as a credit facility, and the sale of participation interests in loans we originate to the Private REIT, and fee income from the Private REIT. As of September 30, 2020, we had $1.2 billion of total loan commitments outstanding, of which our portion and the Private REIT’s portion of the total principal balance funded and outstanding were $874.4 and $15.6 million, respectively.

We believe our existing sources of liquidity are sufficient to fund our existing commitments. However, we are continuing to monitor the COVID-19 pandemic and its impact on us, our borrowers and the economy as a whole. Because the magnitude, duration and severity of the COVID-19 pandemic and its economic consequences are uncertain, rapidly changing and difficult to predict, the pandemic’s impact on our operations and liquidity remains uncertain and difficult to predict. We anticipate the pandemic may continue to slow the pace of repayments of our outstanding loans, which would reduce the capital available to fund new loans. As a result, we seek to fund new loans in the near term through the sale of participation interests in new mortgage loans to the Private REIT, which will depend on the ability of the Private REIT to raise capital. To the extent funds available for new loans are limited, we will manage our capital deployment based on the receipt of payoffs. In the longer term, we plan to raise equity capital from time to time as a key component of our growth strategy, subject to market conditions. In addition, we are seeking to obtain a working capital credit facility to increase our available cash for deployment. By providing backup liquidity for future draws, a working capital credit facility would enable us to use a larger percentage of our cash balances for lending activities without planning to incur debt in the ordinary course of business. We cannot assure whether will be available to obtain a credit facility on favorable terms or at all.

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

Sources and Uses of Cash

The following table sets forth changes in cash and cash equivalents for the nine months ended September 30, 2020 and 2019:

	Successor	Predecessor
	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
(dollars in thousands)	2020	2019
Cash provided by (used in):
Operating activities	53,674	84,539
Investing activities	(31,039)	(214,126)
Financing activities	(87,247)	220,492
Net increase / (decrease) in cash & cash equivalents	(64,612)	90,905

Comparison of Results of Cash Flows for the Nine Months Ended September 30, 2020 and September 30, 2019

Net cash provided by operating activities for the nine months ended September 30, 2020 and 2019 were $53.7 and $84.5 million, respectively. The $30.9 million decrease partially resulted from an $11.8 million decline in net income caused by declines in revenue and increases in expenses, which are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Comparison of Results of Operations – Nine Months Ended September 30,2020 Compared to September 30, 2019. The decrease in cash flow from operations partially resulted from an $8.5 million change in the amount of increases in operating assets related to receivables and other assets and the $5.1 million of noncash other income for the change in the fair value of optional subscription liabilities with no corresponding amount for the 2019 period. The decrease also partially resulted from the subtraction of $7.3 million of accretion of deferred origination and amendment fees within the adjustments to reconcile net income to net cash provided by operating activities for the nine months ended September 30, 2020 with no corresponding amount for the nine months ended September 30, 2019. We began to defer and amortize loan origination and amendment fees on November 15, 2019 upon consummation of the Business Combination for our consolidated financial reporting. Under the business model used by the Predecessor entities (whose financial results were not consolidated, but are being presented on a combined basis for the nine months ended September 30, 2019), 80% of the loan origination and amendment fees were paid to the Predecessor management entities. The Predecessor management entities classified the management fees received as cash provided by operating activities. The 20% of loan origination and amendment fees retained by the Predecessor lending entities were included in the total for cash flows provided by operating activities instead of being included in cash flows from investing activities, but the impact to the statement of cash flows of this treatment is immaterial to the statement of cash flows for the 2019 period.

Net cash used in investing activities for the nine months ended September 30, 2020 and 2019 were $31.0 and $214.1 million, respectively. The decrease in cash used of $183.1 million was primarily due to smaller increases in the size of our loan portfolio during the 2020 period compared to larger increases experienced in the 2019 period resulting from capital available for making loans from the $220.5 million of net contributions received from members in the 2019 period.

Net cash used in financing activities for the nine months ended September 30, 2020 was $87.2 million which consists entirely of dividends paid. Net cash provided by financing activities for the nine months ended September 30, 2019 was $220.5 million related to member contributions net of distributions and redemptions.

Contractual Obligations and Commitments

The following table illustrates our contractual obligations and commercial commitments by due date as of September 30,2020:

		Less than 1			More than
(dollars in thousands)	Total	year	1-3 years	3-5 years	5 years
Construction holdbacks (1)	305,410	234,845	70,565	—	—
Operating lease obligations	$11,962	$761	$1,893	$2,008	$7,300
Total	$317,372	$235,606	$72,458	$2,008	$7,300
(1)	Includes construction holdbacks of $19.8 million on participating interests sold to the Private REIT as of September 30, 2020.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets as of September 30, 2020.

Critical Accounting Policies and Estimates

The most significant accounting estimates involve a high degree of judgment or complexity. Management believes the estimates and judgments most critical to the preparation of our consolidated financial statements and to the understanding of our reported financial results include those made in connection with loan impairment and valuation of investments in real estate and taxable income. Management evaluates our policies and assumptions on an ongoing basis.

For a description of our significant accounting policies related to these accounts in the preparation of our consolidated financial statements, see “Note 2 - Summary of Significant Accounting Policies” of our unaudited condensed consolidated financial statements included in this Report.

Recently Issued Accounting Pronouncements

For a description of our adoption of new accounting pronouncements and the impact thereof on our business, see “Note 2 - Summary of Significant Accounting Policies” of our unaudited condensed consolidated financial statements included in this Report.

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

ITEM 3.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2020, the Company did not have any outstanding “market risk sensitive instruments,” as such term is used within the meaning of Item 305 of SEC Regulation S-K. However, the Company is subject to other types of business risk described below and under “Market Risks Related to Real Estate Loans” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019.

Interest Rate Risk

While all the Company’s loans bear a fixed rate and the Company does not have any interest-rate sensitive instruments obligations outstanding, the nature of the Company’s business exposes it to business risk arising from changes in interest rates. Interest rates are highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors beyond the control of the Company. An increase or decrease in interest rates would not impact the interest charged on the Company’s then existing loan portfolio, as the Company’s loans bear fixed rates of interest. However, a rapid significant increase in interest rates may reduce the demand for residential mortgage loans due to the higher cost of borrowing, potentially resulting in a reduced demand for real estate, declining real estate values and higher default rates. Alternatively, a significant rapid decline in interest rates may negatively affect the amount of interest that the Company may charge on new loans, including those that are made with capital received as outstanding loans mature. Additionally, declining interest rates may also result in prepayments of the Company’s existing loans, which may also result in the redeployment of capital in new loans bearing lower interest rates.

Credit Risk

The Company’s loans are subject to credit risk. Credit risk is the exposure to loss from loan defaults. Default rates are subject to a wide variety of factors, including, but not limited to, borrower financial condition, property performance, property management, supply and demand factors, construction trends, consumer behavior, regional economics, interest rates, the strength of the U.S. economy, epidemics and public health emergencies and other factors beyond the Company’s control. All loans are subject to the possibility of default. The Company seeks to mitigate credit risk by originating loans which are secured by first deed of trust liens on real estate with a maximum loan-to-value ratio of 65%. The Company also undertakes extensive due diligence of the property that will be mortgaged to secure the loans, including review of third-party appraisals on the property. Additionally, the Company requires credit support for each loan, including personal guarantees on a recourse basis by the principals of the borrowers.

Risks Related to Real Estate

Residential and commercial property values are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, events such as natural disasters, including hurricanes and earthquakes, pandemics, acts of war and terrorism, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions (such as an oversupply of housing, retail, industrial, office or other commercial space); changes or continued weakness in specific industry segments; construction quality, construction cost, age and design; demographic factors; retroactive changes to building or similar codes; and increases in operating expenses (such as energy costs). In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay the loans, which could also cause Company to suffer losses. These factors could adversely affect the Company’s business, financial condition, results of operations and ability to pay dividends to its stockholders.

ITEM 4.            CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2020, the Company’s controls and procedures were not effective for the reasons described below.

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

Management’s Remediation Plan

The Company plans and has begun to execute the following steps to remediate the aforementioned material weaknesses in internal control over financial reporting:

●	Continue to enhance internal control policies and procedures developed and implemented during 2019 and 2020 to ensure that a robust and effective internal control environment exists and persists across the organization; including ensuring effective risk assessments are performed to identify and assess necessary changes in the application of GAAP, financial reporting processes and the design and effective operation of internal controls.
●	Seek to attract, train and retain individuals that have the appropriate skills and experience related to complex accounting matters and financial reporting;
●	Implement enhanced accounting and financial reporting software; and
●	Continue to report regularly to the Company’s audit committee on the progress and results of the remediation plan, including the identification, status and resolution of internal control deficiencies.

There is no assurance that the material weaknesses will be fully remediated during 2020 particularly given the disruption of COVID-19 on the Company’s business and operations.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2020, we successfully implemented a new general ledger accounting system commonly used by public companies to enhance their internal controls and financial reporting capabilities. In addition, we hired four new qualified accounting and finance professionals during the three months ended September 30, 2020 in addition to the hiring in June 2020 of our Chief Accountant who has extensive experience in accounting operations, SEC reporting and implementing internal controls. Presently our finance and accounting staff are working remotely as a result of COVID-19, which is requiring some adjustments to our procedures and may impact our plans to remediate the material weaknesses in internal control over financial reporting. Except as set forth above, there were no changes in the Company’s internal control over financial reporting (as such terms are defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The COVID-19 pandemic and containment measures have contributed to, among other things:

●	Significant and rapid economic contraction and a record rise in unemployment.
●	A significant increase in loans in default and slowdown in the rate of new loan originations, primarily as a result of the adverse impacts on the creditworthiness of our borrowers and other counterparties and their ability to pay amounts owed to us and our ability to collect such amounts.
●	Adverse impacts on the progress of construction on our borrowers’ projects and their ability to complete projects in accordance with the terms of their loans.
●	Adverse impacts on the demand for and the value of some types of commercial and residential real estate, which may delay or otherwise adversely impact our borrowers’ ability to sell or lease properties they are developing in an amount sufficient to repay their loans.
●	Adverse impacts on capital and credit market conditions, which may limit our access to and the cost of capital.
●	An increased risk to the value of our investment in mortgage notes receivable, which has the potential to result in impairment charges.
●	Delays in foreclosure proceedings, including moratoriums in some jurisdictions, and the enforcement of our rights with respect to loans in default.
●	An increased risk of an information or cyber-security incident, fraud, or a failure to maintain the uninterrupted operation of our information systems, among other things, as a result of an increase in remote work.

To the extent these impacts continue or intensify, or return to the extent they have diminished, we expect our business and results of operations to be adversely affected.

As discussed in our Results of Operations, we saw a decrease in the amount of loans in contractual default during the three months ended September 30, 2020 and we recognized a loan loss benefit of $0.7 million compared to a loan loss provision expense of $2.7 million during the three months ended September 30, 2019. During the nine months ended September 30, 2020 and 2019, we recognized a loan loss provision expense of $3.3 and $2.8 million, respectively. The implementation of moratoriums on foreclosure proceedings in additional jurisdictions, or the extension of existing foreclosure moratoriums, can be expected to delay our ability to realize the value of our collateral in the applicable jurisdictions, and thereby reduce the capital available to us for new originations.

The COVID-19 pandemic and containment measures have caused us to modify our strategic plans and business practices, including the amount of capital deployed and the property types that we lend on and may adversely affect our plans to remediate the material weaknesses in our internal control over financial reporting.

If the impact from the pandemic is prolonged, it could increase the negative impacts to our business and may also heighten many of the other risks described in the “Risk Factors” section of our 2019 Form 10-K. We do not yet know the full extent of how the COVID-19 pandemic and the containment measures will affect our business and results of operations, however, the continuing effects are expected to have an adverse impact on our business and results of operations.

ITEM 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.               DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.               MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.               OTHER INFORMATION

None.

ITEM 6.             EXHIBITS

10.1	Employment Agreement, dated September 5, 2020 by and between Broadmark Realty Capital Inc. and Nevin Boparai*

10.2	2020 Annual Cash Bonus Program* [Certain portions of this document that constitute confidential information have been redacted in accordance with Regulation S-K, Item 601(b)(10)].

31.1	Rule13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Broadmark Realty Capital Inc.*

31.2	Rule13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Broadmark Realty Capital Inc.*

32.1	Section 1350 Certification of the Chief Executive Officer of Broadmark Realty Capital Inc.*

32.2	Section 1350 Certification of the Chief Financial Officer of Broadmark Realty Capital Inc.*

101:
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Taxonomy Extension Schema
101.CAL	Taxonomy Extension Calculation Linkbase
101.LAB	Taxonomy Extension Label Linkbase
101.PRE	Taxonomy Extension Presentation Linkbase
101.DEF	Taxonomy Extension Definition Document

104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*Exhibits that are filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROADMARK REALTY CAPITAL INC.

Date: November 9, 2020	By:	/s/ Jeffrey B. Pyatt
	Name:	Jeffrey B. Pyatt
	Title:	President and Chief Executive Officer (Principal Executive Officer)
Date: November 9, 2020	By:	/s/ David Schneider
	Name:	David Schneider
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)