Form 10-K
period 2020-12-31
Broadmark Realty Capital Inc.
filed 2021-03-01
CIK 1784797

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.Yes ☐ No ☒

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2020, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1.2 billion, based on the closing sales price of our common stock on such date as reported on the New York Stock Exchange.

As of February 25, 2021, there were 132,559,639 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2021 annual meeting of shareholders (the “2021 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2021 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Broadmark Realty Capital Inc.

Broadmark Realty Capital Inc.

Introductory Note

On November 14, 2019 (the “Closing Date”), Broadmark Realty Capital Inc., a Maryland corporation (formerly named Trinity Sub Inc.) (“Broadmark Realty " or the "Company”), consummated the business combination (the “Business Combination”), pursuant to an Agreement and Plan of Merger, dated August 9, 2019 (the “Merger Agreement”), by and among Broadmark Realty, Trinity Merger Corp. (“Trinity”), Trinity Merger Sub I, Inc. (“Merger Sub I”), Trinity Merger Sub II, LLC (“Merger Sub II” and together with Trinity, and Merger Sub I, the “Trinity Parties”), PBRELF I, LLC (“PBRELF”), BRELF II, LLC (“BRELF II”), BRELF III, LLC (“BRELF III”), BRELF IV, LLC (“BRELF IV” and, together with PBRELF, BRELF II and BRELF III, the “Predecessor Companies” and each a “Predecessor Company”), Pyatt Broadmark Management, LLC (“MgCo I”), Broadmark Real Estate Management II, LLC (“MgCo II”), Broadmark Real Estate Management III, LLC (“MgCo III”), and Broadmark Real Estate Management IV, LLC (“MgCo IV” and, together with MgCo I, MgCo II and MgCo III, the “Predecessor Management Companies” and each a “Predecessor Management Company,” and the Predecessor Management Companies, together with the Predecessor Companies and their subsidiaries, the “Predecessor Company Group”). Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, (i) Merger Sub I merged with and into Trinity, with Trinity being the surviving entity of such merger (the “Trinity Merger”), (ii) immediately following the Trinity Merger, each of the Predecessor Companies merged with and into Merger Sub II, with Merger Sub II being the surviving entity of such merger (the “Company Merger”), and (iii) immediately following the Company Merger, each of the Predecessor Management Companies merged with and into Trinity, with Trinity being the surviving entity of such merger (the “Management Company Merger” and, together with the Trinity Merger and the Company Merger, the “Mergers”). As a result, Merger Sub II and Trinity became wholly owned subsidiaries of Broadmark Realty.

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

Broadmark Realty Capital Inc.

CAUTIONARY STATEMENT REGARDING FORWARD -LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact contained in this Annual Report, including statements regarding our future results of operations and financial position, strategy and plans, and our expectations of future operations, are forward-looking statements. Forward-looking statements reflect the Company’s current views with respect to, among other things, capital resources, portfolio performance and projected results of operations. Likewise, the Company’s statements regarding anticipated growth in its operations, anticipated market conditions, demographics and results of operations are forward-looking statements. In some cases, you can identify these forward-looking statements by the use of terminology such as “outlook,” “believes,” “expects,” “projects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words or phrases.

The forward-looking statements contained in this Annual Report are based on the Company’s current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that future developments affecting the Company will be those that it has anticipated. Actual results may differ materially from those in the forward-looking statements. Some factors that could cause the Company’s actual results to differ include, but are not limited to:

●	the magnitude, duration and severity of the novel coronavirus (“COVID-19”) pandemic;
●	disruptions in our business operations, including construction lending activity, relating to COVID-19;
●	adverse impact of COVID-19 on the value of our goodwill established in the Business Combination;
●	the impact of actions taken by governments, businesses, and individuals in response to COVID-19;
●	the current and future health and stability of the economy and residential housing market, including any extended slowdown in the real estate markets as a result of COVID-19;
●	changes in laws or regulations applicable to our business, employees, lending activities, including current and future laws, regulations and orders that limit our ability to operate in light of COVID-19;
●	defaults by borrowers in paying debt service on outstanding indebtedness;
●	the adequacy of collateral securing our loans and declines in the value of real estate property securing our loans;
●	availability of origination and acquisition opportunities acceptable to us;
●	potential mismatches in the timing of asset repayments and the maturity of the associated financing agreements;
●	increased competition from entities engaged in construction lending activities;
●	general economic uncertainty and the effect of general economic conditions on the real estate and real estate capital markets in particular;
●	general and local commercial and residential real estate property conditions;
●	changes in U.S. federal government policies;
●	changes in U.S. federal, state and local governmental laws and regulations that impact our business, assets or classification as a real estate investment trust;
●	our ability to pay, maintain or grow our dividend in the future;
●	changes in interest rates;
●	the availability of, and costs associated with, sources of liquidity;
●	the adequacy of our policies, procedures and systems for managing risk effectively;
●	the ability to manage future growth; and
●	changes in personnel and availability of qualified personnel.

Broadmark Realty Capital Inc.

Should one or more of these risks or uncertainties materialize, or should any of the assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I.

ITEM 1.               BUSINESS

Broadmark Realty Capital Inc. (“Broadmark Realty” or the “Company”), a Maryland corporation, is an internally managed commercial real estate finance company that has elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. Based in Seattle, Washington, we specialize in underwriting, funding, servicing and managing a portfolio of short-term, first deed of trust loans to fund the construction and development of, or investment in, residential or commercial properties. We operate in select states that we believe to have favorable demographic trends and that provide more efficient and quicker access to collateral in the event of borrower default. In March 2020, we launched a private real estate investment trust (the “Private REIT”) offered to qualified purchasers that is managed by our subsidiary and that participates in our loan portfolio. As of December 31, 2020, our portfolio of 204 active loans had approximately $1.2 billion of total commitments and $860.1 million of principal outstanding, of which approximately $82.4 million and $37.7 million, respectively, were sold to the Private REIT. Our active loans are made across 145 borrowers in 12 states and the District of Columbia. We refer to loans that have outstanding commitments or principal balances that have not been repaid or retired, including loans in foreclosure, as “active loans.” Total commitments refer to the aggregate sum of outstanding principal balances, construction holdbacks and committed amounts for future draws and interest reserves on our loans. To date our loan portfolio has been 100% equity funded, and as of December 31, 2020, we have no outstanding debt. As a public company, we plan to opportunistically raise capital in the public market from time to time based on market conditions and to execute on cash management tools to fund the business and produce attractive returns for our stockholders. On February 19, 2021, we closed on a $135.0 million revolving credit facility, which we expect will enable us to use a larger percentage of our cash balances for lending activities without planning to incur debt in the ordinary course of business.

Properties securing our loans are generally classified as residential properties, commercial properties or undeveloped land, and are typically not income producing. Each loan is secured by a first deed of trust lien on real estate. Our lending policy limits the committed amount of each loan to a maximum loan-to-value (“LTV”) ratio of up to 65% of the “as-complete” appraised value of the underlying collateral as determined by an independent appraiser at the time of the loan origination. Our lending policy also limits the initial outstanding principal balance of each loan to a maximum LTV of up to 65% of the “as-is” appraised value of the underlying collateral as determined by an independent appraiser at the time of the loan origination. At the time of origination, the difference between the initial outstanding principal and the total commitment is the amount held back for future release subject to property inspections, progress reports and other conditions in accordance with the loan documents. Unless otherwise indicated, LTV is measured by the total commitment amount of the loan at origination divided by the “as-complete” appraisal. LTVs do not reflect interim activity such as construction draws or interest payments capitalized to loans, or partial repayments of the loan. As of December 31, 2020, the weighted average LTV was 59.4% across our active loan portfolio based on the total commitment of the loan and “as-complete” appraisals. In addition, each loan is also personally guaranteed on a recourse basis by the principals of the borrower, and/or others at our discretion to provide further credit support for the loan. The personal guarantee may be collaterally secured by a pledge of the guarantor’s interest in the borrower or other real estate or assets owned by the guarantor.

Our loans typically range from $0.1 to $40 million in total commitment at origination, generally bear interest at a fixed annual rate of 10% to 13% and have initial terms typically ranging from five to 18 months in duration based on the size of the project and expected timeline for completion of construction, which we often elect to extend for several months based on our evaluation of the project. As of December 31, 2020, the average total commitment of our active loans was $6.1 million and the weighted average remaining term to contractual maturity of our active loans was approximately seven months. We usually receive loan origination fees, or “points,” typically ranging from 4% to 5% of the total commitment at origination, along with loan amendment and extension fees, each of which varies in amount based upon the term of the loan and the quality of the borrower and the underlying collateral. In addition, we charge fees on past due receivables and receive reimbursements from borrowers for costs associated with services provided by us, such as closing costs, collection costs on defaulted loans and construction draw inspection fees.

Our typical borrowers include real estate investors, developers and other commercial borrowers. We do not lend to owner-occupants of residential real estate. Loan proceeds are generally used to fund the vertical construction, horizontal development, investment, land acquisition and refinancing of residential properties and to a lesser extent commercial properties. We also make loans to fund the renovation and rehabilitation of residential and commercial properties. Our loans are generally structured with partial funding at closing and additional loan installments disbursed to the borrower upon satisfactory completion of previously agreed stages of construction.

A principal source of new transactions has been repeat business from our customers and their referral of new business. We also receive leads for new business from real estate brokers and mortgage brokers, a limited amount of advertising, and through our website.

We seek to minimize risk of loss through our disciplined underwriting standards. We originate and fund loans secured by first deed of trust liens on residential and commercial real estate located in states that we believe have favorable demographic trends and that provide more efficient and quicker access to collateral in the event of borrower default. We believe that the demand/supply imbalance for residential construction-related real estate loans presents significant opportunities for us to selectively originate high-quality first deed of trust loans on attractive terms.

We built our business on a deep knowledge of the residential and commercial real estate market combined with a risk management approach that is designed to protect and preserve capital. We believe our flexibility and ability to structure loans that address the needs of our borrowers without compromising our standards on risk, our expertise in the loan market and our focus on newly originated first deed of trust loans have been the basis for our success.

In addition to the natural seasonality inherent in our business whereby winter months are typically less favorable to construction, restrictions related to the Business Combination decreased the amount of our loan originations for the second half of 2019 and early 2020. The pending Business Combination required us to essentially pause our ability to raise capital and in turn originate new loans for most of the second half of 2019. In the first quarter of 2020, we focused on rebuilding our pipeline and began to strategically deploy the proceeds from the Business Combination; these rebuilding efforts began to slow in March due to the uncertainty associated with the impacts of COVID-19. In March 2020, we launched the Private REIT to provide access to an additional source of capital and fund participations in loans originated by Broadmark Realty. We believe the Private REIT enhances our ability to increase originations and grow our asset base, subject to market conditions. As of December 31, 2020, the Private REIT’s participation in the total principal balance funded and outstanding was approximately $37.7 million.

The COVID-19 pandemic is significantly affecting, and can be expected to continue to impact, the capital markets and the construction lending market, at least in the near term. While we have implemented a variety of business continuity initiatives, restrictions imposed in connection with COVID-19 or the impact on key employees, could create significant challenges for our operations. We have experienced an adverse impact on our loan portfolio primarily in the form of a significant increase in defaulted loans, a slow-down in construction progress and an expected reduction in demand for and the value of commercial and residential real estate properties. For example, delays in local government permitting and inspections arising from measures to limit the spread of COVID-19 have delayed some projects, adversely affecting the ability of borrowers to complete the projects in accordance with the terms of the loans. Similarly, the COVID-19 pandemic and containment measures have contributed to, among other things, adverse impacts on demand for and the value of commercial and residential real estate that our borrowers have developed that make it less likely that a borrower can sell or lease the property it is developing in an amount sufficient to repay the borrower’s loan, or that a developer, who would be our borrower, will elect to go forward with a new project. As a result, during the first half of 2020, we saw an increase in delinquencies and requests for extensions or forbearance, which declined during the second half of 2020. In addition, market conditions, and in some cases moratoriums on the foreclosure process have increased the timeline to resolve non-performing loans. Delays in repayment of our outstanding loans or sales of foreclosed properties reduce the capital available for future loan originations. If the pandemic is prolonged, it could increase the adverse impact on our business and results of operations.

Markets

At December 31, 2020, we have active loans in 12 states and the District of Columbia with the majority of loans located in Washington, Colorado, Utah, Texas, Oregon and Idaho. We strategically focus on these states as they have exhibited strong population growth. At December 31, 2020, more than 90% of our portfolio was secured by properties located in states ranked in the top ten for migration between 2010 and 2019 according to the Census Bureau, including Washington, Colorado, Utah, Texas, Oregon and Idaho. Additionally, each of Washington, Colorado, Utah, Texas, Oregon and Idaho are non-judicial foreclosure states, which we believe encourages borrowers to comply with the loan terms and provides us the option to take control of the collateral more quickly in the event of borrower default. We continue to increase our national presence, and in this regard, began operating in the Southeast region in 2018 and the Mid-Atlantic region in 2019 and expect further expansion into states that meet our preferred criteria.

Industry and Market Opportunity

Real estate investment is a capital-intensive business that typically relies heavily on debt capital to acquire, develop, improve, construct, renovate and maintain properties. We focus on providing construction, development and investment loans for the U.S. housing and real estate industries. Due to structural changes in banking, regulation and monetary policies over the last decade, there has been a reduction in the number of lenders servicing this segment. We believe there is a significant market opportunity to originate real estate loans secured by the underlying real estate as collateral. Our management team further believes that the demand for relatively small real estate loans to construct, develop or invest in residential or, to a lesser extent commercial real estate, located in states with favorable demographic trends presents a compelling opportunity to generate attractive risk-adjusted returns.

Historically, regional and community banks were the primary providers of construction financing to smaller, private builders. Over the past several decades, there has been significant consolidation within the commercial banking industry, with the number of commercial and savings institutions having decreased by 61% and 72%, respectively, between 1992 and 2019, as reported by the FDIC. In addition, many traditional real estate lenders that competed for loan origination within our target markets have been faced with tighter capital constraints due to changing banking regulations following the 2008 financial crisis.

While the number of traditional banks and construction loans offered by them has steadily declined, private residential construction spending and housing starts have continued to recover from the lows following the recession of 2007 through 2009. Housing starts and completions in December 2020 were at seasonally adjusted annual rates of 1.6 and 1.4 million, respectively, an approximate five and eight percent increase from 2019. The U.S. Census Bureau and Department of Housing and Urban Development chart below illustrates historical housing permits, starts and completions from 2015 to 2020:

While the increases are positive, housing starts and completions still remain below long term historical averages. In a February 2020 report, Freddie Mac estimated that there were 29 states that had a housing deficit, and that approximately 3.3 million units in the aggregate were needed to make up this deficit. The map below shows the housing deficit as a percentage of the housing supply by state as set forth in the report.

Estimate of Housing Stock Deficit as Proportion of State Housing Stock

Source: Freddie Mac

We operate in seven of the ten states with the largest housing deficits. The ten states with the largest housing deficits have significant overlap with the states with the highest net migration rates between 2010 and 2019 according to the Census Bureau.

As a result of limited residential housing supply, net migration trends and the current low interest rate environment for home buyers, we believe the longer-term outlook for new housing demand in our markets remains strong.

Business and Growth Strategy

Our objective is to preserve and protect stockholder capital while producing attractive risk-adjusted returns primarily through dividends generated from current income from our loan portfolio. Our business strategy is to directly originate, fund, manage, and service short-term loans secured by first mortgage liens on real property to enable us to generate attractive returns. We believe our ability to react quickly to the needs of borrowers, flexibility in terms of structuring loans to meet the needs of borrowers, consistency and expediency in funding future construction draws, intimate knowledge of the relevant markets in which we operate, and focus on newly originated first deed of trust loans positions us to generate attractive returns.

Our strategy to achieve our objective of continuing to generate attractive returns and grow our business includes the following:

●	continue to increase market share in existing states to satisfy unmet demand;
●	increase geographic footprint by focusing on states with favorable economic and demographic trends that provide efficient access to collateral in the event of borrower default;

●	capitalize on opportunities created by the long-term structural changes in the real estate lending market resulting from consolidation and increased regulatory oversight of commercial banks and savings institutions;
●	capitalize on the relative strength of our balance sheet to grow our customer and asset base while competitors with weaker balance sheets may be capital constrained;
●	maximize earnings generation from deployed capital through timely resolution of loans in contractual default;
●	optimize working capital through efficient cash management and the use of our revolving credit facility;
●	fund growth via strategic and structured capital sourcing, and periodic sales of equity;
●	remain flexible in order to capitalize on changing sets of investment opportunities that may be present in various points of an economic cycle; and
●	operate so as to qualify as a REIT for U.S. federal income tax purposes and distribute annually at least 90% of our REIT taxable income.

Loan Portfolio

The following tables highlight certain information regarding our real estate lending activities for the periods indicated:

Year Ended
(dollars in millions)	December 31, 2020
Loans originated	$475.6
Loans repaid	$324.0

(dollars in millions)	December 31, 2020
Number of loans outstanding	$204
Unpaid principal balance (end of period balance)(1)	$860.1
Total commitment(2)	$1,246.0
Average total commitment	$6.1
Weighted average contractual interest rate per annum(3)	12%
(1)	December 31, 2020 includes $37.7 million of Private REIT participation. The Private REIT is managed by our subsidiary and was determined to be a voting interest entity. We do not directly or indirectly control the Private REIT and own only a nominal financial interest in the Private REIT’s common units, and therefore we do not consolidate the Private REIT in our financial statements. Furthermore, the Private REIT’s participations in loans originated by us meet the characteristics of participating interests in accordance with ASC 860 and therefore are treated as sales of loans receivable and are derecognized from our consolidated balance sheet.
(2)	December 31, 2020 includes $37.7 million principal outstanding of Private REIT participation, $40.4 million construction holdbacks and $4.3 million interest reserves on participation interests sold to the Private REIT.
(3)	Does not include loan fees.

The following table sets forth aggregate number of loans and the total original commitment amounts at origination during each of the calendar years set forth below:

Year (1)	Number of Loans	Total Commitment (2)
(dollars in millions)
2020	81	$463.0
2019	116	$446.6
2018	194	$647.0
2017	175	$397.7
2016 and prior	565	$523.6
(1)	For periods prior to November 15, 2019, amounts do not represent the activity of one controlling legal entity, but rather a combination of the historical results of the Predecessor Company Group, which was under common management.
(2)	Excludes subsequent loan amendments including amendments that increase the total commitment.

We categorize our loans into three distinct purposes:

●	Vertical Construction. Loans which utilize at least 20% of total commitment at origination to fund vertical construction of residential, commercial and mixed-use properties.
●	Horizontal Development. Loans which do not fund vertical construction and utilize at least 20% of total commitment at origination to fund horizontal improvements including: initial site preparation, ground clearing, installing utilities, and road, sidewalk and gutter paving.
●	Investment. Loans which do not fund vertical or horizontal construction including financings of built real estate properties or raw land.

The following table sets forth the number of total loans and commitment amount of mortgage loans based on the intended loan purpose, and the percentage of the total commitment by purpose as compared to the total portfolio, in each case at December 31, 2020.

	At December 31,2020
Loan Purpose (dollars in millions)	# of Loans	Total Commitment (1)%
Vertical Construction	146	$892.1	71.6%
Horizontal Development	25	181.1	14.5
Investment	33	172.8	13.9
Total	204	$1,246.0	100.0%
(1)	Includes $37.7 million principal outstanding of Private REIT participations, $40.4 million construction holdbacks and $4.3 million interest reserves on participation interests sold to the Private REIT.

We categorize our loans into five property types:

●	For Sale Residential. All for sale residential product including single family homes, townhomes, condominiums and other attached product.
●	For Rent Residential. All rental residential product including multifamily rental apartments and senior housing.
●	Commercial/Other. Non-residential real estate including retail, office, industrial and hotels.
●	Horizontal Development. Vertical construction ready sites including finished single-family lots, finished townhome lots and multifamily and commercial development sites.

●	Raw Land. Undeveloped land prior to horizontal development.

The following table sets forth the number of total loans and commitment amount of mortgage loans based on the types of properties securing our mortgage loans, and the percentage of the total commitment by property security of the loan as compared to the total portfolio at December 31, 2020:

		At December 31,2020
Loan Purpose (dollars in millions)	# of Loans	Total Commitment(1)%
For Rent Residential	36	$355.8	28.6%
For Sale Residential	95	346.9	27.8
Commercial/Other	30	271.2	21.8
Horizontal Development	27	178.1	14.3
Raw Land	16	94.0	7.5
Total	204	$1,246.0	100.0%
(1)	Includes $37.7 million principal outstanding of Private REIT participations, $40.4 million construction holdbacks and $4.3 million interest reserves on participation interests sold to the Private REIT.

The following table sets forth the number of total loans and total committed amounts of mortgage loans by state, and the percentage of the total committed amount by state as compared to the total portfolio at December 31, 2020:

		At December 31,2020
State (dollars in millions)	# of Loans	Total Commitment(1)%
Washington	55	$302.8	24.3%
Colorado	44	278.8	22.4
Utah	26	238.2	19.1
Texas	19	207.3	16.6
Oregon	12	88.0	7.1
Idaho	14	46.3	3.7
Other	34	84.6	6.8
Total	204	$1,246.0	100.0%
(1)	Includes $37.7 million principal outstanding of Private REIT participations, $40.4 million construction holdbacks and $4.3 million interest reserves on participation interests sold to the Private REIT.

Operations Overview

Loan Origination and Due Diligence

We are experienced in secured lending, with significant combined real estate and financial services experience of our senior management team. Our senior management team spends a significant portion of its time on borrower development as well as on underwriting and structuring the loans in our portfolio. A principal source of our new transactions has been repeat business from existing and former customers and their referral of new business. We are a collateral based lender and when underwriting a loan, the primary focus of our analysis is the value of a property and the borrower’s equity in the project. Prior to making a final decision on a loan application, we conduct extensive due diligence of the property as well as of the borrower and its principals.

The mortgage loans that we originate generally meet the following criteria:

●	Collateral. New loans are secured by a first deed of trust lien on real estate.

●	Amount. The amount of our loans typically range from $0.1 to $40 million in total commitment at origination (average total commitment of $6.1 million for our active loans at December 31, 2020). Our lending policy limits exposure to any single borrower or guarantor to 7.0% of the aggregate total commitment of our active loans.
●	Loan to Value. The maximum LTV ratio for a loan at origination is 65.0% of the "as-complete" appraised value of the underlying collateral; and a maximum initial outstanding principal balance of the loan at origination is 65% of the “as-is” appraised value of the underlying collateral, in each case as determined by an independent appraiser at the time of the loan origination.
●	Interest rate. Generally, a fixed rate between 10% and 13% per annum with a late fee of 10% of the amount outstanding and a default interest rate of 24% per annum for loans in contractual default status.
●	Origination fees. Typically ranges from 4% to 5% of the total commitment at origination. In addition, if the term of the loan is extended, additional points are payable upon the extension.
●	Term. Typically, five to 18 months at origination. We may agree to extend the maturity date (typically for one to three months) and charge an extension fee, so long as the borrower complies with all loan covenants and the loan otherwise satisfies our underwriting criteria.
●	Covenants. To timely pay all taxes, insurance, assessments, and similar charges with respect to the property; to maintain hazard insurance; and to maintain and protect the property.
●	Events of default. Include: (i) failure to make the required monthly interest-only loan payment when due; (ii) failure to repay the loan at maturity date if we have not agreed to extend maturity and (iii) breach of a covenant.
●	Payment terms. Interest only is payable monthly in arrears. Principal is due in a “balloon” payment at the maturity date. Interest earned from an interest holdback is capitalized in the loan principal balance.
●	Escrow. Generally, none required.
●	Holdbacks. Construction loans typically include a holdback for future construction draws which are funded in arrears following confirmation of work completion. Loans may also include a holdback for interest reserves for the purpose of satisfying monthly interest payments over all or part of the term of the loan due to a lack of income generated by the real estate.
●	Security. Each loan is evidenced by a promissory note, which is secured by a first deed of trust lien on real property owned by the borrower and is personally guaranteed on a recourse basis by the principals of the borrower and/or others, at our discretion, which guaranty may be collaterally secured by a pledge of the guarantor’s interest in the borrower or other real estate owned by the guarantor.
●	Fees and Expenses. As is typical in real estate finance transactions, the borrower incurs all expenses in connection with securing the loan, including the cost of a property appraisal, the cost of an environmental assessment report, if any, the cost of a credit report and all title, recording fees and legal fees.

Upon receipt of a potential borrower’s executed loan application, we will commence the underwriting process. Before approving and funding a loan, we undertake extensive due diligence of the borrower, its principals, the guarantor and the property that will be mortgaged to secure the loan. Such due diligence generally includes:

●	Borrower and Guarantor Information. Review of a borrower’s credit application, operating agreement or other organizational documents, and review of business and guarantor financial statements and tax returns.
●	Confirmatory Collateral Information. Review of an independent appraisal report (customarily including market data and analysis and information regarding comparable properties), preliminary title report, tax records, documentation evidencing proper hazard insurance for improved property, and other property information. Loans secured by existing commercial properties require a Phase I environmental site assessment.

●	Project Transaction Information. Review of the property purchase and sale agreement, title insurance, itemized construction budget, project schedule with milestones, building permits/entitlements, building plans, and building specifications and architectural renderings, resumes and recent projects of builder and architect and marketing plans and materials.
●	Physical Inspection. We perform a physical inspection of the property, which includes a check of the property’s location, characteristics, qualities, and potential value as represented by the borrower, as well as a review of the comparable properties identified in the independent appraisal report in order to confirm that the properties identified as comparable in the appraisal report are truly comparable.

Loan Servicing

We service all of our loans internally, and manage loan payments, draw requests, and loan accounting records. The loan draw process in particular is an important part of our business as it provides borrowers with quick access to capital in order to keep their projects moving and allows us to inspect the quality and pace of the borrower’s work. Once a borrower has submitted a draw request, we will have the property physically inspected by an approved third-party to ensure that the work for which funding is being requested has been completed, in a manner satisfactory to us. In addition, any required county and city inspections are completed and a date-down endorsement of the title policy is provided by the title company indicating no liens have been placed on the property since its original issuance of the title insurance policy before funds are disbursed. If the request is made for the final draw of a project, a certificate of occupancy or sign-off by the city is required prior to disbursement. Although the process is thorough, we make a point of responding to draw requests as quickly as possible as timing is of paramount importance to a project’s success.

In addition, we conduct periodic testing, process loan payoff requests, and collect past due and delinquent payments. In the case of a contractual loan default, we have broad authority to take such actions as we believe best in working out the defaulted loan, including selling the defaulted loan or foreclosing on the real property serving as collateral for the loan.

Loan Funding

Historically, our ability to grow our business was primarily constrained by our ability to raise capital to fund additional real estate loans. Prior to the Business Combination, we funded loans primarily through the use of private capital. Going forward, we intend to fund our growth through issuance of common stock, use of cash management tools such as our revolving credit facility, and the sale of participation interests in loans to the Private REIT (as described below).

Private REIT

The Private REIT primarily participates in short-term, first deed of trust loans secured by real estate to fund the construction and development of, or investment in, residential or commercial properties located in the United States that are originated, underwritten and serviced by a subsidiary of Broadmark Realty. The Private REIT is managed by Broadmark Private REIT Management, LLC (the “Private REIT Manager”), a subsidiary of Broadmark Realty. Similar to Broadmark Realty, the Private REIT’s investment objective is to provide attractive risk-adjusted returns primarily through fees and interest income primarily generated from investing in participation interests in Broadmark Realty’s real estate portfolio. The Private REIT began investing in March 2020 and expects to elect to be taxed as a REIT for U.S. federal income tax purposes at such point in time as the Private REIT satisfies the requirements for making such election and certain other conditions are met. The Private REIT will be classified as a partnership for U.S. federal income tax purposes until such election is made, should the Private REIT not make the election to be taxed as a REIT effective as of its initial tax year.

Broadmark Realty and the Private REIT entered into a Master Loan Participation Agreement (the “Participation Agreement”) pursuant to which a subsidiary of Broadmark Realty expects to sell to the Private REIT participation interests in loans that it originates. Broadmark Realty retains sole authority with respect to whether to permit the Private REIT to participate in any particular loan. Broadmark Realty also retains sole authority with respect to the participation percentage of each loan that the Private REIT will receive. The Private REIT’s participations in Broadmark Realty’s loans will be limited by the amount of the Private REIT’s “Cash Available to Lend,” as defined in its governing documents. “Cash Available to Lend” is generally defined as cash in excess of the Private REIT’s obligations under existing mortgages or participations therein, including contributions of cash from the admission of new investors and repayments of mortgages or sales of assets, but excluding cash distributable to investors, existing or accrued liabilities, reserves for estimated construction draws and anticipated redemption payments, or write-downs of defaulted mortgages. In the event that the Private REIT has Cash Available to Lend in excess of the loan participation interests offered to it by Broadmark Realty, the Private REIT may originate its own mortgages or purchase mortgages from third parties that are comparable to those originated by Broadmark Realty.

Through a market-based arrangement, the Private REIT Manager is compensated with respect to the mortgages initiated by the Private REIT or participations in Broadmark Realty’s mortgages through the Private REIT Manager’s receipt of 80% of all fee-based income (generally borrower loan fees, including origination points, late fees and extension fees) from such loans and/or participations and 20% of all cash distributable to Private REIT investors in excess of the monthly 0.5% preferred return to investors.

The Private REIT is continuously offering its preferred units to qualified investors in a private placement pursuant to Regulation D promulgated under the Securities Act. The initial sale of Private REIT preferred units occurred in March 2020, and at December 31, 2020, the Private REIT’s participation in the total principal balance funded and outstanding was approximately $37.7 million.

Competition

Real estate lending is a competitive business. We compete for lending opportunities with a variety of institutional lenders and investors, including other “hard money” lenders, mortgage REITs, specialty finance companies, savings and loan associations, banks, mortgage banks, credit unions, insurance companies, mutual funds, pension funds, private equity real estate funds, hedge funds, institutional investors, investment banking firms, non-bank financial institutions, governmental bodies, family offices, and high net worth individuals. New parties continue to enter the market resulting in increased competition and pricing pressure.

We primarily compete on the basis of borrower relationships, product offerings, loan structure, terms, and service rather than on price. Our success depends on our ability to maintain and capitalize on relationships with borrowers and their representatives, offer creative structures and attractive loan terms and, most importantly, provide superior service.

Seasonality

While we typically originate loans year-round, incremental loan disbursements are made with greater frequency during the spring, summer and fall, when weather is generally more favorable for construction, and borrowers complete previously agreed stages of construction, allowing developers to draw down on additional amounts of capital available under their loan agreements. As a result of these more frequent disbursements, we generally maintain greater amounts of cash on hand to fund disbursements during these seasons.

Human Capital

Our culture is defined by our core values of integrity, collaboration, diversity, accountability, reliability and community. Our employees represent our greatest asset. We value our employees by investing in a healthy work-life balance, competitive compensation and benefit packages and a vibrant, team-oriented environment centered on open and compassionate communication. We strive to build and maintain a high-performing culture by creating a work environment that attracts and retains outstanding, engaged employees who embody our company mission of “Empowering real estate developers and investors to improve places and spaces in our communities.” The most significant human capital measures or objectives that we focus on in managing our business and our related human capital initiatives include the following:

●	Demographics. As of December 31, 2020 we employed 54 full and part time employees across the United States. During 2020 we hired 17 employees. Our voluntary turnover rate was 6.4% in 2020.
●	Diversity and Inclusion. We strive toward having a diverse team of employees, knowing we are better together with our combined wisdom and intellect. With a commitment to equality, inclusion and workplace diversity, we focus on understanding, accepting, and valuing the differences between people. We value and embrace diversity in our employee recruiting, hiring and development practices. Of our employee population, approximately 50% are women and approximately 31% have self-identified as Hispanic or Latino, Native American, Pacific Islander, Asian, Black or African American, or of two or more races. We have a long-standing commitment to equal employment opportunity. We do not tolerate discrimination or harassment.
●	Compensation and Benefits. We provide a competitive compensation and benefits program to help meet the needs of our employees. In addition to salaries, these programs include discretionary annual bonuses and stock awards, a SIMPLE IRA Plan with an employer matching contribution in addition to an employer annual contribution, healthcare and insurance benefits, health savings, paid time off, family leave and an employee assistance program.
●	Communication and Engagement. We strongly believe that our success depends on employees understanding how their work contributes to the Company’s overall strategy. To this end, we communicate with our workforce through a variety of channels and encourage open and direct communication, including weekly company-wide calls with executives and frequent email corporate communications. Also, to continuously monitor and improve employee performance and engagement, we conduct annual performance reviews.
●	Health, Safety and Wellness. The health, safety, and wellness of our employees are vital to our success. In 2020, in light of the COVID-19 pandemic, we shifted to a remote work environment ahead of mandatory stay-at-home orders and provided employees with resources, including virtual tools and ergonomic equipment, to maximize work-from-home efficiency.
●	Community Partnership. We match each employee’s financial contribution to eligible nonprofit organizations on a dollar-for-dollar basis, up to $1,000 per employee each calendar year, to increase the impact of their charitable gifts. Each employee also receives eight hours per calendar year of paid volunteer time off to use at the eligible non-profit(s) of his or her choice, and we donate $25 to the organization for each hour volunteered by our employees.

Regulation and Compliance

Our operations are subject, in certain circumstances, to supervision and regulation by state and U.S. federal government authorities and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions. In addition, Broadmark Realty and our subsidiaries may rely on exemptions from various requirements of the Securities Act, the Investment Company Act, and the Investment Advisers Act. These exemptions are sometimes highly complex and may, in certain circumstances, depend on compliance by third parties who we do not control.

Regulation of Commercial Real Estate Lending Activities

In general, commercial real estate lending is a highly regulated industry in the United States. Certain states have adopted laws or regulations that may, among other requirements, require licensing of lenders and financiers, prescribe disclosures of certain contractual terms, impose limitations on interest rates and other charges, and limit or prohibit certain collection practices and creditor remedies. We are required to comply with the applicable laws and regulations in the states in which we do business. We are also required to comply with, among other statutes and regulations, certain provisions of the Equal Credit Opportunity Act that are applicable to commercial loans, the USA Patriot Act, and regulations promulgated by the Office of Foreign Asset Control.

Exemptions from Investment Company Act

Although we reserve the right to modify our business methods at any time, we believe that none of the Company, our subsidiary that issues and holds the mortgages (the “Mortgage Subsidiary”) or the Private REIT is currently required to register as an investment company under the Investment Company Act. However, our business strategies may evolve over time.

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

The Company believes it will not be considered an investment company under Section 3(a)(1)(A) of the Investment Company Act because it will not engage primarily, or propose to engage primarily, or hold itself out as being engaged primarily, in the business of investing, reinvesting or trading in securities. Rather, the Company is primarily engaged in the non-investment company business of its wholly owned subsidiaries.

The Company believes that it will not be considered an investment company under Section 3(a)(1)(C) of the Investment Company Act. The Company is a holding company that conducts its operations and holds assets primarily through its wholly-owned subsidiaries, including the Mortgage Subsidiary. The Mortgage Subsidiary is excluded from the definition of investment company pursuant to Section 3(c)(5)(C) of the Investment Company Act, which provides an exclusion for companies engaged primarily in investment in mortgages and other liens on or interests in real estate. In order to qualify for this exclusion, the Mortgage Subsidiary must maintain, on the basis of positions taken by the SEC’s Division of Investment Management in interpretive and no-action letters, a minimum of 55% of the value of its total assets in mortgage loans and other related assets that are considered “mortgages and other liens on and interests in real estate” (“Qualifying Interests”), and a minimum of 80% in Qualifying Interests and real estate-related assets. In the absence of SEC guidance that supports the treatment of other investments as Qualifying Interests, the Mortgage Subsidiary will treat those other investments appropriately as real estate-related assets or miscellaneous assets depending on the circumstances. With respect to the Company’s other subsidiaries that maintain this exclusion or another exclusion or exception under the Investment Company Act (other than Section 3(c)(1) or Section 3(c)(7) thereof), or otherwise do not meet the definition of “investment company,” the Company’s interests in these subsidiaries do not and will not constitute “investment securities.”

The Private REIT is not registered, and does not intend to register, as an investment company under the Investment Company Act in reliance upon an exclusion from the definition of investment company provided in Section 3(c)(7) or Section (c)(1) of the Investment Company Act.

Exemption from Investment Advisers Act

Neither the Company nor any of its subsidiaries is required to register under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), or under any state securities laws, based on their current activities. The Private REIT Manager relies on the exemption from registration under the Advisers Act registration for certain private fund advisers set forth in Section 203(m)(1) of the Advisers Act and Rule 203(m)-1 promulgated thereunder.

The Private REIT Manager will be required to register with the SEC as an investment adviser under the Advisers Act after its assets under management reach $150 million or more, unless another exemption is available. If required to register as an investment adviser under the Advisers Act, the Private REIT Manager will become subject to substantial regulation under such act, including compliance policies and procedures requirements, books and record keeping obligations, and obligations to receive client consent to certain transactions, including any change in control of the Private REIT Manager.

Exemption from Securities Act of 1933

The Private REIT continuously offers its preferred units to qualified investors in a private placement pursuant to Regulation D promulgated under the Securities Act.

Compliance with Broker-Dealer Regulations

The Private REIT has engaged a registered broker-dealer to act as placement agent, and the Private REIT Manager voluntarily has agreed to pay the placement agent’s annual fee for the first year without reimbursement from the Private REIT. Certain of the Private REIT Manager’s personnel are registered representatives of the placement agent who market the Private REIT preferred units to eligible investors. Although neither the placement agent nor its registered representatives receive any sales commission with respect to the Private REIT preferred units, the Private REIT Manager’s personnel are eligible to receive a bonus from the Company based on multiple factors, including the growth of the Private REIT Manager. The Private REIT and the Private REIT Manager have engaged third party broker-dealers to refer investors. The Private REIT Manager typically pays an initial referral fee to third-party broker-dealers equal to 1.0% of a subscriber’s accepted capital contribution to the Private REIT, and, after the first anniversary thereof, an annual fee of 0.50% of the accepted contribution, payable quarterly in arrears for so long as such subscriber continues to hold Private REIT preferred units.

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

ITEM 1A.RISK FACTORS

Summary of Risk Factors

The risk factors summarized and detailed below could materially and adversely impact our business, financial condition, results of operations, cash flows, liquidity, the market price of our common stock, and our ability to, among other things, satisfy our debt service obligations and to make distributions to our stockholders, which in turn could cause our stockholders to lose all or a part of their investment. These are not all of the risks we face and other factors not presently known to us or that we currently believe are immaterial may also affect our business if they occur. Material risks that may affect our business, financial condition and results of operations include, but are not necessarily limited to, those relating to:

Risks Related to our Business

●	The impact of the COVID-19 pandemic and the measures implemented to contain the spread of the virus have had, and are expected to continue to have, a material adverse impact on our business, financial condition and results of operations.
●	If we do not increase our working capital, we will not be able to grow our business.
●	A prolonged economic slowdown, or lengthy or severe recession or declining real estate values, particularly in a market where our loans are concentrated, could increase loans in contractual default and impairments on the carrying value of our loans.
●	Our inability to mitigate increases in loan default rates and our inability to manage loans in default could have a material adverse effect on our business, financial condition and results of operation.
●	Our inability to compete with other lenders, who may, among other things, be better capitalized than us, could have a material adverse effect on our business, financial condition and results of operation.
●	Our inability to manage future growth effectively could have a material adverse impact on our business, financial condition and results of operations.
●	Loss of one or more members of our senior management team or our inability to hire and retain qualified loan originators or grow and maintain our relationships with key loan brokers, may limit our ability to implement our business and growth strategies.
●	Covenants in our credit agreement limit our operational flexibility, and a covenant breach and our repayment obligations could materially adversely affect our operations, financial condition and our ability to pay dividends to our stockholders.

Risks Related to our Loan Portfolio

●	We may be adversely affected by the economies and other conditions of the markets in which we operate, and in particular, that of certain states in which we have a high concentration of loans.
●	We make short-term construction loans, which are subject to additional risks as compared to loans secured by existing structures or land.

Risks Related to Our REIT Qualification and Investment Management Regulation

●	Our failure to qualify or maintain our status as a REIT, subjecting us to taxation as a regular “C” corporation, creating a substantial tax liability and would reduce the amount of cash available for distribution to our stockholders.
●	Even if we qualify as a REIT, we may be subject to some taxes that will reduce our cash flow.

●	The REIT distribution requirements could adversely affect our ability to execute our business plan and may force us to incur debt or sell assets during unfavorable market conditions to make such distributions.
●	We may be subject to adverse legislative or regulatory tax changes that could reduce the market price of our stock.

Risks Related to Ownership of Our Securities

●	The development or identification of a material weakness could result in material misstatements of our financial statements or cause us to fail to meet our reporting obligations.
●	Certain provisions of Maryland law and our Charter could inhibit changes of control, which may discourage third parties from conducting a tender offer or seeking other change of control transactions that could involve a premium price for our common stock or that our stockholders otherwise believe to be in their best interests.
●	We could increase or decrease the number of authorized shares of stock, classify and reclassify unissued stock and issue stock without stockholder approval.

Risks Related to Taxes and the Business Combination

●	If the U.S. Internal Revenue Service (“IRS”) were to determine that the merger of any of the Predecessor Companies in connection with the Business Combination did not qualify as a tax-free reorganization for U.S. federal income tax purposes with respect to a Predecessor Company, we may be subject to significant tax liabilities.
●	We may be subject to adverse tax consequences if the IRS were to determine that one or more Predecessor Companies failed to qualify as a REIT for U.S. federal income tax purposes.

Risks Related to our Business

The impact of the COVID-19 pandemic and the measures implemented to contain the spread of the virus have had, and are expected to continue to have, a material adverse impact on our business and results of operations.

The COVID-19 pandemic and the resulting containment measures have caused economic and financial disruptions that have materially adversely affected, and are expected to continue to materially adversely affect, our business and results of operations. The extent to which the pandemic will continue to materially adversely affect our business and results of operations will depend on numerous evolving factors and future developments that we are not able to predict, including the duration, spread and severity of the pandemic; the nature, extent and effectiveness of containment measures; the extent and duration of the effect on the economy, unemployment, construction and housing prices; and how quickly and to what extent normal economic and operating conditions can resume.

The COVID-19 pandemic and containment measures have contributed to, among other things:

●	significant and rapid economic contraction and a record rise in unemployment;
●	adverse impacts on the progress of construction on our borrowers’ projects and their respective abilities to complete projects in accordance with the terms of their loans;
●	adverse impacts on the demand for and the value of some types of commercial and residential real estate that may delay or otherwise adversely impact our borrowers’ ability to sell or lease properties they are developing in an amount sufficient to repay their loans;
●	a significant increase in loans in default and slowdown in the rate of new loan originations, primarily as a result of the adverse impacts on the creditworthiness of our borrowers and other counterparties and their ability to pay amounts owed to us and our ability to collect such amounts;

●	adverse impacts on capital and credit market conditions, which may limit our access to and increase the cost of capital;
●	an increased risk to the value of our investment in mortgage notes receivable, which has the potential to result in impairment charges;
●	an increased risk of potential delays in foreclosure proceedings and the enforcement of our rights with respect to loans in default;
●	delays in foreclosure proceedings, including moratoriums in some jurisdictions, and the enforcement of our rights with respect to loans in default; and
●	an increased risk of an information or cyber-security incident, fraud, or a failure to maintain the uninterrupted operation of our information systems, among other things, as a result of an increase in remote work.

To the extent these impacts continue or intensify, or return to the extent they have diminished, we expect our business and results of operations to be adversely affected.

We experienced an increase in the amount of loans in contractual default and have increased our provision for credit losses in 2020. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Key Indicators of Financial Condition and Operating Performance-Credit Quality of our Loan Portfolio” in this Annual Report on Form 10-K.

The pandemic and containment measures have caused us to modify our strategic plans and business practices, including the amount of capital deployed and the property types that we lend on.

If the impact from the pandemic is prolonged, it could increase the negative impacts to our business and may also heighten many of the other risks described in this “Risk Factors” section. We do not yet know the full extent of how COVID-19 and the containment measures will affect our business and results of operations, however, the continuing effects are expected to have a material adverse impact on our business and results of operations.

Our loan origination activities, revenues and profits are limited by available funds. If we do not increase our working capital, we will not be able to grow our business.

As a commercial real estate finance company, our revenue and net income is limited to interest and fees received or accrued on our loan portfolio. Our ability to originate real estate loans is limited by the funds at our disposal. We intend to use the proceeds from the repayment of outstanding loans and any additional capital, raised publicly, privately, or in the Private REIT to originate real estate loans. We cannot assure you that such funds will be available in sufficient amounts to enable us to expand our business.

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

Our future success depends, to a significant extent, upon the continued services of our management team. The mortgage lending experience of our senior management team and the extent and nature of relationships they have developed with developers and owners of residential and commercial properties are critical to our success. We cannot assure their continued employment. For example, Adam J. Fountain resigned as our Executive Vice President as of March 31, 2020. The loss of services of one or more members of our management team could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Covenants in our credit agreement restrict our activities and could adversely affect our business.

Our credit agreement contains customary covenants that limit our incurrence of indebtedness, liens, asset dispositions, dividends and distributions to our stockholders, loans, advances and investments, payments to affiliates, optional prepayments and other modifications of certain other indebtedness, amendments, terminations and waivers of certain material agreements, and acquisitions, mergers and consolidations. We are also required to comply with a tangible net worth requirement and a total debt to equity ratio requirement. These covenants limit our operational flexibility and could prevent us from taking advantage of business opportunities as they arise, growing our business or competing effectively. Among other things, the credit agreement provides that we may not pay cash dividends that would result in non-compliance with the financial covenants under the credit agreement or during an event of default under the credit agreement, except in the case of defaults other than payment defaults, for dividends in amounts necessary to maintain our REIT status. Our ability to meet these requirements may be affected by events beyond our control and, if we fail to meet the requirements, we may be unable to obtain waivers from the lenders or amend the covenants. To the extent borrowings are outstanding under our credit agreement at the maturity thereof, we may be unable to refinance such borrowings or extend the maturity thereof. In such event, our cash flow may not be sufficient to make distributions to our stockholders and repay our maturing debt and may have a material adverse effect on our financial condition.

We may not be able to obtain or maintain required licenses and authorizations to conduct our business and may fail to comply with various state and U.S. federal laws and regulations applicable to our business.

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

The accuracy of our financial statements may be materially affected if our estimates, including allowance for credit losses, prove to be inaccurate.

Financial statements prepared in accordance with accounting principles generally accepted in the United States, or “GAAP,” require the use of estimates, judgments and assumptions that affect the reported amounts. Different estimates, judgments and assumptions reasonably could be used that would have a material effect on the financial statements, and changes in these estimates, judgments and assumptions are likely to occur from period to period in the future. Significant areas of accounting requiring the application of management’s judgment include but are not limited to assessing the adequacy of the allowance for credit losses and assessing impairments on real estate held for use or held for sale. These estimates, judgments and assumptions are inherently uncertain, especially in turbulent economic times, and, if they prove to be wrong, then we face the risk that charges to income will be required, which could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our equity holders.

In addition, in June 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-13, “Financial Instruments-Credit Losses, Measurement of Credit Losses on Financial Instruments (Topic 326),” which replaces the current “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the Current Expected Credit Loss model, or CECL. Under the CECL model, which we adopted in the fourth quarter of 2020 for the annual period as of and ending December 31, 2020 with an adoption date of January 1, 2020, the measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This differs significantly from the “incurred loss” model previously required under GAAP, which delayed recognition until it was probable a loss had been incurred. The adoption of CECL may result in a greater impact on our allowance for credit losses than currently anticipated and is likely to result in greater variability in our allowance for credit losses from period to period.

We may be subject to “lender liability” litigation.

A number of judicial decisions have upheld the right of borrowers to sue lending institutions on the basis of various legal theories, collectively termed “lender liability.” Generally, lender liability is founded on the premise that a lender has either violated a duty, whether implied or contractual, of good faith and fair dealing owed to the borrower or has assumed a degree of control over the borrower resulting in the creation of a fiduciary duty owed to the borrower or its other creditors or stockholders. From time to time, borrowers or other participants in projects we have financed have threatened lender liability claims against us and may do so in the future. We cannot assure you that such claims will not arise or that we will not be subject to significant liability if a claim of this type were to arise.

Several members of our senior management team do not have prior experience in operating a public company.

Our Chief Executive Officer, Chief Operating Officer and Chief Credit Officer did not have experience in managing a publicly traded company prior to the Business Combination. As such, our management team may encounter difficulties in successfully or effectively complying with our reporting and other obligations under U.S. federal securities laws and other regulations and in connection with operating as a public company. Our management team has been and may continue to be required to devote significant time to these activities, which could result in less time being devoted to our management and growth.

If members or former members of our management engage in business activities of the types conducted by us, we may be materially adversely affected.

Certain members and former members of our management and their affiliates have in the past provided management services to other real estate lending companies that originate and acquire mortgages. In prior years, such persons invested in second deed of trust liens for their own accounts or for the accounts of others, where we have made a first deed of trust lien, or in the equity of a borrower or the developer that owns the secured property. Certain members and former members of our management have entered into restrictive covenant agreements with non-competition provisions. If these agreements are not effective in preventing these parties from engaging in business activities that are competitive with us, it could have a material adverse effect on our business, financial condition, results of operations or prospects and our ability to make distributions to our equity holders.

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

A prolonged economic slowdown, a recession or declining real estate values could impair the performance of our loans and harm our financial condition and results of operations and limit our ability to raise capital. As a result, we believe the risks associated with our business will be more severe during periods of economic slowdown or recession because these periods are likely to be accompanied by declining real estate values and declining demand for new mortgage loan originations. Declining real estate values are likely to have one or more of the following adverse consequences:

●	reduce the level of new mortgage loan originations since borrowers often use appreciation in the value of their existing properties to support the purchase or investment in additional properties;
●	make it more difficult for existing borrowers to remain current on their payment obligations;
●	significantly increase the likelihood that we will incur losses on our loans in the event of default because the value of collateral may be insufficient to cover our cost on the loan; and
●	reduce the speed or ability for our mortgages to be repaid upon their balloons through the sale or refinance of our collateral.

Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect both our interest income from loans in our portfolio as well as our ability to originate new loans, which could adversely affect our business, financial condition and operating results and our ability to make distributions to our equity holders.

In addition, public health crises, pandemics and epidemics, such as the COVID-19 pandemic, which has broadly impacted the economy, could have a material adverse effect on economic activity, including our business by reducing the demand for commercial or residential real estate that our borrowers might have developed or increasing the time and expense of such development projects.

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

The geographic distribution of our loan portfolio exposes us to risks associated with the real estate and commercial lending industry in general, and to a greater extent within the states and regions in which we have concentrated our loans. These risks include, without limitation:

●	declining real estate values;
●	overbuilding;

●	extended vacancies of properties;
●	increases in operating expenses such as property taxes and energy costs;
●	changes in zoning laws;
●	rising unemployment rates;
●	occurrence of environmental events;
●	rising casualty or condemnation losses; and
●	uninsured damages from floods, hurricanes, earthquakes or other natural disasters.

At December 31, 2020, our mortgage loans were most concentrated in the following six states:

	At December 31, 2020
State (dollars in millions)	Total Commitment(1)	Percent of Total Portfolio
Washington	$302.8	24.3%
Colorado	278.8	22.4%
Utah	238.2	19.1%
Texas	207.3	16.6%
Oregon	88.0	7.1%
Idaho	46.3	3.7%
Total top six states	$1,161.4	93.2%
Other	84.6	6.8%
Total	$1,246.0	100.0%
(1)	Includes $37.7 million principal outstanding of Private REIT participations, $40.4 million construction holdbacks and $4.3 million interest reserves on participation interests sold to the Private REIT.

While we make loans in additional markets, we remain particularly subject to the general economic and market conditions in the six states identified above. The occurrence of any one or more of the above enumerated conditions in such states could cause a decline in the value of properties securing our loans which would reduce the value of the collateral and the potential proceeds available to borrowers to repay their loans. For example, COVID-19 may negatively impact the commercial and residential real estate markets, which could reduce demand and the value for properties and make it less likely that a borrower can sell or lease the property they are developing in an amount sufficient to repay the borrower’s loan, or that a developer, who would be our borrower, will elect to go forward with a new project.

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

Borrowers who are obligated under the mortgage loans that we issue are sometimes persons who do not qualify for conventional bank financing or who could be regarded to be higher risk borrowers. Consequently, these borrowers are more likely to default on the repayment of their obligations. In the event of any default under a mortgage loan issued by us, we will bear a risk of loss to the extent of any deficiency between the value of the collateral and the outstanding principal and accrued interest of the mortgage loan, and any such losses could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our equity holders.

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

Borrowers usually use the proceeds of a long-term mortgage loan or sale to repay a short-term loan. Typically, we issue short-term mortgage loans with initial terms less than 18 months, subject to extension at our option. We may therefore depend on a borrower’s ability to obtain permanent financing or sell the property to repay our loan, which could depend on market conditions and other factors. In a period of rising interest rates or tightening credit markets, it may be more difficult for borrowers to obtain long-term financing, which increases the risk of non-payment. Short-term loans are also subject to risks of borrower defaults, bankruptcies, fraud, losses and special hazard losses that are not covered by standard hazard insurance. In the event of a default, we bear the risk of loss of principal and non-payment of interest and fees to the extent of any deficiency between the value of the mortgage collateral and the principal amount and unpaid interest of the loan. To the extent we suffer any such losses with respect to our mortgage loans, such losses could result in a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our equity holders.

We make construction loans, which are subject to additional risks as compared to loans secured by existing structures or land.

Substantially all of our loans are construction loans, which are subject to additional risks that may not be applicable to loans secured by existing structures and land. Construction budgets may be unrealistic or unforeseen variables may arise, prolonging the development and increasing the costs of the construction project, which may delay the borrower’s ability to sell or rent the finished property, which could adversely affect repayment of the loan. While we believe we have reasonable procedures in place to manage construction funding loans, there can be no certainty that we will not suffer losses on construction loans. In addition, if a builder fails to complete a project, we may be required to complete the project. Any such default could result in a substantial increase in costs in excess of the original budget and delays in completion of the project.

Furthermore, construction loans are subject to risks of cost overruns and non-completion for construction, renovation, refurbishment or expansion by a borrower of a mortgaged property. Costs of construction or renovation to bring a property up to market standards for the intended use of that property may exceed original estimates, possibly making a project uneconomical. Other risks may include environmental risks, permitting risks, other construction risks, and subsequent leasing of the property not being completed on schedule or at projected rental rates. If such construction or renovation is not completed in a timely manner, or if it costs more than expected, the borrower may experience a prolonged reduction of net operating income and may be unable to make payments of interest or principal to us, which could materially and adversely affect us.

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

Loans secured by first deed of trust liens on real estate are subject to increased risk.

None of our loans secured by real property are guaranteed by the U.S. government or any government sponsored enterprise. Therefore, the value of mortgages on such loans is significantly impacted by the value of the underlying property, the creditworthiness and financial position of the borrower and the enforceability of the lien. In the event of a foreclosure, we may assume direct ownership of the underlying collateral. The liquidation proceeds upon sale of such real estate may not be sufficient to recover our cost basis in the loan, and any costs or delays involved in the foreclosure or liquidation process may increase losses.

Further, mortgage loans are also subject to “special hazard” risk (property damage caused by hazards, such as earthquakes or environmental hazards, not covered by standard property insurance policies), and to bankruptcy risk (reduction in a borrower’s mortgage debt by a bankruptcy court). In addition, claims may be assessed against us on account of our position as a mortgage holder or property owner, including assignee liability, responsibility for tax payments, environmental hazards and other liabilities. In some cases, these liabilities may be “recourse liabilities” or may otherwise lead to losses in excess of the purchase price of the related mortgage or property, which could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our equity holders. In addition, our loans are or will be illiquid, and if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments.

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

Liability relating to environmental matters may decrease the value of the underlying properties securing our loans and may adversely affect the ability of a person to sell or rent such property or borrow using such property as collateral. Under various U.S. federal, state and local laws, an owner or operator of real property may become liable for the costs of removal of certain hazardous substances released on, about, under or in its property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances. We do not always conduct a Phase I environmental survey as part of our underwriting process. To the extent that an owner of an underlying property becomes liable for removal costs, testing, monitoring, remediation, bodily injury or property damage, the ability of the owner to make debt payments may be reduced, which in turn may adversely affect the value of the relevant mortgage asset related to such property. If we acquire any properties by foreclosure or otherwise, the presence of hazardous substances on a property may adversely affect the property’s value and our ability to sell the property. Additionally, we may incur substantial remediation costs, thereby harming our financial condition. The discovery of environmental liabilities attached to such properties could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our equity holders. Moreover, some U.S. federal, state and local laws provide that, in certain situations, a secured lender, such as ourselves, may be liable as an “owner” or “operator” of the real property, regardless of whether the borrower or previous owner caused the environmental damage. Therefore, the presence of hazardous substances on certain property could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our equity holders.

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

Our reserves for credit losses may prove inadequate, which could have a material adverse effect on us.

We evaluate our loans, and we will evaluate the adequacy of any future reserves for credit losses we are required to recognize, on a quarterly basis. In the future, we may maintain varying levels of credit loss reserves. Our determination of asset-specific credit loss reserves may rely on material estimates regarding the fair value of any loan collateral. The estimation of ultimate credit losses, provision expenses and loss reserves is a complex and subjective process. As such, there can be no assurance that our judgment will prove to be correct and that any future credit loss reserves will be adequate over time to protect against losses inherent in our portfolio at any given time. Any such losses could be caused by various factors, including, but not limited to, unanticipated adverse changes in the economy or events adversely affecting specific assets, borrowers, industries in which our borrowers operate or markets in which our borrowers or their properties are located. If our future reserves for credit losses prove inadequate, we may suffer losses, which could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our equity holders.

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

Before approving and funding a mortgage loan, we undertake due diligence of the borrower, its principals (if the borrower is not an individual) and the property that will be mortgaged to secure the loan. Such due diligence includes review of (i) the credit history of the borrower if an individual, and to the extent available and considered materially significant, a business entity, if applicable, (ii) the borrower and guarantor or guarantors’ financial statements and tax returns, (iii) the independently appraised value of the property, (iv) legal and lien searches against the borrower, the guarantors and the property, (v) where deemed appropriate, a certificate or insurance binder of hazard insurance, (vi) a review of the documentation related to the property, including title information and (vii) other reviews and/or assessments that we may deem appropriate to conduct. There can be no assurance that we will conduct any specific level of due diligence, or that, among other things, the due diligence process will uncover all relevant facts, which could result in losses on the loan in question, which, in turn, could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our equity holders.

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

Risks Related to Our REIT Qualification and Investment Management Regulation

We cannot assure you that we will be able to successfully manage our business as a REIT.

The Predecessor Company Group had limited experience operating as a REIT. The REIT provisions of the Internal Revenue Code of 1986, as amended (the “Code”), are complex, and any failure to comply with those provisions in a timely manner could prevent us from qualifying as a REIT or could force us to pay unexpected taxes and penalties. Failure to qualify as a REIT would subject us to income taxation (including interest and possibly penalties for prior periods in which we failed to qualify as a REIT) as a regular “C” corporation, which would reduce the amount of cash available for distribution to our stockholders.

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

If we fail to qualify as a REIT, we will be subject to tax as a regular “C” corporation and could face a substantial tax liability, which would reduce the amount of cash available for distribution to our stockholders.

We believe that we have been organized and have operated in conformity with the requirements for qualification and taxation as a REIT under the Code for our taxable period ending December 31, 2020, and that our current and proposed method of operation will enable us to continue to meet the requirements for qualification and taxation as a REIT under the Code for subsequent taxable years. Our continued qualification as a REIT will depend on our ability to meet, on an ongoing basis, various complex requirements concerning, among other things, the ownership of our outstanding stock, the nature of our assets, the sources of our income, and the amount of our distributions to our stockholders. Our ability to satisfy the asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the annual REIT income and quarterly asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis.

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

Furthermore, if we fail to maintain our qualification as a REIT, we no longer would be required to distribute substantially all of our taxable income to our stockholders. In addition, unless we were eligible for certain statutory relief provisions, we could not re-elect to qualify as a REIT until the fifth calendar year following the year in which we failed to qualify. We would also fail to qualify as a REIT in the event we were treated under applicable U.S. Treasury regulations as a successor to another REIT whose qualification as a REIT was previously terminated or revoked. If a Predecessor Company failed to qualify as a REIT prior to the Business Combination, it is possible that we would be treated as a successor REIT under the foregoing rules and thus be unable to qualify as a REIT.

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

Our wholly owned subsidiary that provides certain investment management services with respect to our assets as well as to third parties has elected to be treated as a TRS. We may elect for certain other of our subsidiaries to be treated as TRSs. Our TRSs will pay U.S. federal, state and local income tax on their taxable income, and their after-tax income will be available for distribution to us but will not be required to be distributed to us. There can be no assurance, however, that we will be able to comply with the TRS limitations or to avoid application of the 100% excise tax discussed above.

Liquidation of assets may jeopardize our REIT qualification or create additional tax liability for us.

To qualify as a REIT, we must comply with requirements regarding the composition of our assets and our sources of income. If we are compelled to liquidate our investments for any reason, we may be unable to comply with these requirements, ultimately jeopardizing our qualification as a REIT, or may be subject to a 100% tax on any resultant gain if we sell assets that are treated as dealer property or inventory, other than foreclosure property.

Even if we qualify as a REIT, we may be subject to some taxes that will reduce our cash flow.

Even if we qualify for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, taxes on income from some activities conducted or sales made as a result of a foreclosure, excise taxes, and state or local income, property and transfer taxes, such as mortgage recording taxes, and other taxes. Moreover, in order to meet the REIT qualification requirements, prevent the recognition of certain types of non-cash income, or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory (other than foreclosure property), we may hold some of our assets through a TRS or other subsidiary corporation that will be subject to corporate level income tax at regular corporate rates. In addition, if a TRS borrows funds either from us or a third party, such TRS may be unable to deduct all or a portion of the interest paid, resulting in a higher corporate tax liability. Furthermore, the Code imposes a 100% excise tax on certain transactions between a TRS and a REIT that are not conducted on an arm’s length basis. We intend to structure any transaction with a TRS on terms that we believe are arm’s length to avoid incurring this 100% excise tax. There can be no assurances, however, that we will be able to avoid application of the 100% excise tax. The payment of any of these taxes would reduce our cash flow.

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

Our taxable income may substantially differ from our net income based on U.S. GAAP, and differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, we may recognize interest or other income on a mortgage loan for U.S. federal income tax purposes before we receive any payments of interest on such mortgage. We may also hold or acquire distressed debt investments that are subsequently modified by agreement with the borrower. If the amendments to the outstanding debt are “significant modifications” under the applicable Treasury regulations, the modified debt may be considered to have been reissued to us at a gain in a debt-for-debt exchange with the borrower, with gain recognized by us to the extent that the principal amount of the modified debt exceeds our cost of purchasing it prior to modification. Moreover, under the Tax Cuts and Jobs Act, or the “TCJA,” we are generally required to take certain amounts into income no later than the time such amounts are reflected on certain financial statements. Although the precise application of this rule is unclear at this time, it may require the accrual of income by us earlier than would be the case prior law. However, recently promulgated Treasury regulations, which are effective for taxable years beginning on or after January 1, 2021, generally would exclude, among other items, original issue discount and market discount income from the applicability of this rule. To the extent that this rule requires the accrual of income earlier than under prior law, it could increase our “phantom income.” In addition, the TCJA limits the deduction for business interest expense to 30% of “adjusted taxable income,” which could result in the deduction allowable in the computation of taxable income to be less than the amount of interest payments actually made during the tax year. Additionally, we may also be required under the terms of indebtedness that we incur to use cash received from interest payments to make principal payments on that indebtedness.

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

We may acquire debt instruments in the secondary market for less than their face amount. The discount at which such debt instruments are acquired may reflect doubts about their ultimate collectability rather than current market interest rates. The amount of such discount will nevertheless generally be treated as “market discount” for U.S. federal income tax purposes. Accrued market discount is generally reported as income when, and to the extent that, any payment of principal of the debt instrument is made or the debt instrument is disposed of or retired. If we collect less on the debt instrument than our purchase price plus the market discount we had previously reported as income, we may not be able to benefit from any offsetting loss deductions. In addition, we may hold or acquire distressed debt investments that are subsequently modified by agreement with the borrower. If the amendments to the outstanding debt are “significant modifications” under applicable Treasury regulations, the modified debt may be considered to have been reissued to us at a gain in a debt-for-debt exchange with the borrower. In that event, we may be required to recognize taxable gain to the extent the principal amount of the modified debt exceeds our adjusted tax basis in the unmodified debt, even if the value of the debt or the payment expectations have not changed. Moreover, debt instruments that we originate or acquire may be issued with original issue discount. We will be required to report such original issue discount based on a constant yield method and will be taxed based on the assumption that all future projected payments due on such debt instruments will be made. If any such debt instrument turns out not to be fully collectable, an offsetting loss deduction will become available only in the later year that uncollectability is provable.

Additionally, as described above, under the TCJA, we are generally required to take certain amounts into income no later than the time such amounts are reflected on certain financial statements, although recently promulgated Treasury regulations provide that this rule does not apply to original discount or market discount income. To the extent that this rule requires the accrual of income earlier than under the previously applicable general tax rules, it could increase our “phantom income.”

Finally, in the event that any debt instruments held or acquired by us are delinquent as to mandatory principal and interest payments, or in the event payments with respect to a particular debt instrument are not made when due, we may nonetheless be required to continue to recognize the unpaid interest as taxable income as it accrues, despite doubt as to its ultimate collectability. In each case, while we would in general ultimately have an offsetting loss deduction available to us when such interest was determined to be uncollectable, the utility of that deduction could depend on whether such loss is ordinary or capital and on us having taxable income, in that later year or thereafter.

Our investments in construction loans will require us to make estimates about the fair value of land improvements that may be challenged by the IRS.

We expect to invest in construction loans, the interest from which will be qualifying income for purposes of the REIT income tests, provided that the loan value of the real property securing the construction loan is equal to or greater than the highest outstanding principal amount of the construction loan during any taxable year. For purposes of construction loans, the loan value of the real property is the fair value of the land plus the reasonably estimated cost of the improvements or developments (other than personal property) that will secure the loan and that are to be constructed from the proceeds of the loan. There can be no assurance that the U.S. Internal Revenue Service (“IRS”) would not challenge our estimate of the loan value of the real property.

If any subsidiary REIT failed to qualify as a REIT, we could be directly or indirectly subject to higher taxes and could fail to remain qualified as a REIT.

We may directly or indirectly (through disregarded subsidiaries, pass-through entities or a TRS) own shares of a subsidiary that has elected to be taxed as a REIT for U.S. federal income tax purposes. Any such subsidiary REIT would be subject to the various REIT qualification requirements and other limitations described herein that are applicable to us. If any such subsidiary REIT were to fail to qualify as a REIT, then (i) such subsidiary REIT would become subject to U.S. federal income tax and applicable state and local taxes on its taxable income at regular corporate rates and (ii) our ownership of shares in such subsidiary REIT would cease to be a qualifying asset for purposes of the asset tests applicable to REITs. If any such subsidiary REIT not held indirectly through BRMK Management, Corp. or another TRS were to fail to qualify as a REIT, it is possible that we would fail certain of the asset tests applicable to REITs, in which event we would fail to qualify as a REIT unless we could avail ourselves of certain relief provisions.

We could have potential deferred and contingent tax liabilities as a result of acquiring assets in the Business Combination that were previously owned by non-REIT “C” corporations.

Even if we qualify for taxation as a REIT, we will be subject to U.S. federal corporate income tax at the highest regular rate (currently 21%) on all or a portion of the gain recognized from the disposition of any asset acquired from BRELF III in the Business Combination occurring within the five-year period following BRELF III’s REIT conversion on January 1, 2019. In other words, if during the five-year period beginning on January 1, 2019, we recognize gain on the disposition of any asset BRELF III owned on January 1, 2019, then, to the extent of the excess of (i) the fair market value of such asset as of January 1, 2019, over (ii) BRELF III’s adjusted income tax basis in such asset as of January 1, 2019, we will be required to pay U.S. federal corporate income tax on this gain at the highest regular rate applicable to corporations. The same treatment would apply, for a period of as long as five years beginning on the date of the closing of the Business Combination, to any assets acquired in the Business Combination by us from a Predecessor Company that failed to qualify as a REIT in a taxable year ended on or prior to the Business Combination. These requirements could limit, delay or impede future sales of certain assets. We currently do not expect to sell any asset if the sale would result in the imposition of a material tax liability. We cannot, however, assure you that we will not change our plans in this regard.

We have not established a minimum distribution payment level and we cannot assure you of our ability to pay distributions in the future.

To maintain our qualification as a REIT and generally not be subject to U.S. federal income and excise tax, we would generally be required to distribute to our stockholders at least 90% of our REIT taxable income each year, which requirement we currently intend to satisfy through regular cash distributions to our stockholders out of legally available funds therefor. We have not, however, established a minimum distribution payment level and our ability to pay distributions may be adversely affected by a number of factors, including the risk factors described in our filings with the SEC. All distributions will be made at the discretion of our board and will depend on our earnings, our financial condition, maintenance of our REIT qualification, restrictions on making distributions under Maryland law and such other factors as our board may deem relevant from time to time. We may not be able to make distributions in the future and our board may change our distribution policy in the future. We believe that a change in any one of the following factors, among others, could adversely affect our results of operations and impair our ability to pay distributions to our stockholders: the profitability of the assets we hold or acquire; the allocation of assets between our REIT-qualified and non-REIT qualified subsidiaries; our ability to make profitable investments and to realize profits therefrom; and defaults in our asset portfolio or decreases in the value of our portfolio. As a result, we cannot assure you that we will achieve results that will allow us to make required cash distributions for any year.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends, which could depress the market price of our stock if it is perceived as a less attractive investment.

The maximum tax rate applicable to income from “qualified dividends” payable by non-REIT “C” corporations to U.S. stockholders that are individuals, trusts and estates generally is 20% (which rate does not include the 3.8% net investment income tax). Dividends payable by a REIT, however, generally are not eligible for the current reduced rate, except to the extent that certain holding requirements have been met and the REIT’s dividends are attributable to dividends received by such REIT from taxable corporations (such as a TRS), to income that was subject to tax at the REIT/corporate level, or to dividends properly designated by the REIT as “capital gains dividends.” Effective for taxable years beginning before January 1, 2026, non-corporate U.S. stockholders generally may deduct 20% of their dividends from REITs (excluding “qualified dividend” income and “capital gains dividends”). To qualify for this deduction, the U.S. stockholder receiving such dividend must hold the dividend-paying REIT shares for at least 46 days (taking into account certain special holding period rules) of the 91-day period beginning 45 days before the shares become ex-dividend, and cannot be under an obligation to make related payments with respect to a position in substantially similar or related property. For those U.S. stockholders in the top marginal tax bracket of 37%, the deduction for applicable REIT dividends yields an effective income tax rate of approximately 30% on such REIT dividends, which is higher than the 20% tax rate on “qualified dividend” income paid by non-REIT “C” corporations. Although the reduced rates applicable to dividend income from non-REIT “C” corporations do not adversely affect the taxation of REITs or dividends payable by REITs, it could cause investors who are non-corporate taxpayers to perceive investments in REITs to be relatively less attractive than investments in the stock of non-REIT “C” corporations that pay qualified dividends, which could depress the market price of investments in REITs, including our stock.

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

If we or the Private REIT were deemed to be an investment company under the Investment Company Act, we would be materially and adversely affected. The Private REIT Manager, the Company’s wholly owned subsidiary, may become subject to registration under the Advisers Act in the future, subjecting it to substantial regulations.

If it were established that either the Company or the Private REIT was an unregistered investment company, such entity could be subject to monetary penalties and injunctive relief in an action brought by the SEC. An unregistered investment company could be unable to enforce contracts with third parties, and third parties might seek rescission of transactions undertaken during the period that it was established that the Company or the Private REIT was an unregistered investment company. In the event that the Company or the Private REIT were required to register as an investment company under the Investment Company Act, such entity would become subject to substantial regulation with respect to its capital structure, management, operations, restrictions on transactions with affiliated persons (as defined in the Investment Company Act), and portfolio composition, including possible constraints on holding illiquid assets, diversification and industry concentration and other matters. Compliance with the Investment Company Act would, accordingly, limit our and/or the Private REIT’s respective abilities to conduct business and would require any affected entity to significantly restructure its real estate finance business and its lending and/or loan participation strategies.

The Private REIT Manager will be required to register with the SEC as an investment adviser under the Investment Advisers Act if after the Private REIT Manager’s gross assets under management reach $150 million or more, unless another exemption to registration is available. If required to register as an investment adviser under the Advisers Act, the Private REIT Manager will become subject to substantial regulation under such act, including the Advisers Act’s compliance policies and procedures requirements, books and record keeping obligations, and obligation to receive client consent to certain transactions, including any change in control of the Private REIT Manager.

Risks Related to Taxes and the Business Combination

If the IRS were to determine that the merger of any of the Predecessor Companies in connection with the Business Combination did not qualify as a tax-free reorganization for U.S. federal income tax purposes with respect to a Predecessor Company, we may be subject to significant tax liabilities.

If the IRS were to determine that the merger of any of the Predecessor Companies in connection with the Business Combination failed to qualify as a tax-free reorganization within the meaning of Section 368(a) of the Code with respect to a Predecessor Company, so long as such Predecessor Company qualified as a REIT at the time of the merger, such Predecessor Company generally would not have incurred a U.S. federal income tax liability so long as such Predecessor Company made distributions (which would have been deemed to include for this purpose the fair market value of the shares of our common stock issued pursuant to the applicable merger) to such Predecessor Company’s members in an amount at least equal to the net income or gain recognized on the deemed sale of such Predecessor Company’s assets to us. In the event that such distributions were not sufficient to eliminate all of such Predecessor Company’s tax liability as a result of the deemed sale of its assets to us, we would be liable for any remaining tax owed by such Predecessor Company as a result of such merger.

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

If the IRS were to determine that any Predecessor Company failed to qualify as a REIT through the consummation of the Business Combination, we may have inherited significant tax liabilities and could fail to qualify as a REIT. Even if we retain our REIT qualification, if any Predecessor Company did not qualify as a REIT or lost its REIT qualification for a taxable year ended on or with the Business Combination, we will face serious tax consequences that could substantially reduce our cash available for distribution to our stockholders because:

●	if any Predecessor Company did not qualify as a REIT at the time of the consummation of the Business Combination, the merger of such Predecessor Company could have failed to qualify as a “reorganization” under Section 368(a) of the Code with respect to such Predecessor Company;
●	we, as the successor by merger to each Predecessor Company, would have generally inherited any corporate income, excise and other tax liabilities of the Predecessor Companies, including penalties and interest, which inherited tax liabilities could be particularly substantial if such merger of such Predecessor Company failed to qualify as a “reorganization” within the meaning of Section 368(a) of the Code with respect to such Predecessor Company;
●	we may be subject to tax on certain built-in gain upon future disposition of each asset of each applicable Predecessor Company; and
●	we could be required to pay a special distribution and/or employ applicable deficiency dividend procedures (including penalties and interest payments to the IRS) to eliminate any earnings and profits accumulated by each applicable Predecessor Company during taxable periods that it did not qualify as a REIT.

As a result of these factors, any failure by one or more Predecessor Companies to have qualified as a REIT for any taxable year ended on or before the consummation of the Business Combination could impair our ability to expand our business and raise capital and could materially adversely affect the value of our common stock.

We have succeeded to certain of the Predecessor Companies’ tax liabilities.

We generally will take a carryover basis and holding period in the assets transferred in connection with the mergers of the Predecessor Companies in connection with the Business Combination. As the successor by merger, we generally are responsible for all of the Predecessor Companies’ liabilities including any unpaid taxes (and penalties and interest, if any), whether as a result of a failure by any Predecessor Company to have distributed all of its taxable income in any tax period, including the short taxable period ending on the date of the Business Combination, or taxes that might otherwise have been due and payable by such Predecessor Company. In addition to us inheriting such tax liabilities, if one or more Predecessor Companies failed to qualify as a REIT for any period ending on or prior to the Business Combination, the amount of the applicable Predecessor Companies’ tax liabilities inherited by us as a result of the Business Combination could be substantial.

Risks Related to Ownership of Our Securities

Our management team has broad discretion in the use of proceeds of securities offerings and, despite our efforts, we may invest or spend the proceeds of offerings in ways with which you may not agree or in ways which may not yield a significant return.

Our management team has broad discretion in the use of proceeds of securities offerings and, despite our efforts, we may invest or spend the proceeds of offerings in ways with which you may not agree or in ways which may not yield a significant return. We intend to use net proceeds from offerings for general corporate purposes, including to fund our lending activities. Our management will have considerable discretion in the application of the net proceeds, and you will not have the opportunity, as part of your investment decision, to assess whether the proceeds are being used appropriately. As a result, the net proceeds from offerings may be used for lending activities or other general business purposes that do not increase our operating results or enhance the value of our common stock.

Failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business and stock price.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports and is important in helping to prevent mistakes in and restatements of our financial statements and financial fraud. A failure to maintain effective internal control over financial reporting may adversely affect the accuracy and timing of our financial reporting, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, we may be unable to prevent fraud, investors may lose confidence in our financial reporting, and the price of our securities may decline as a result. In addition, we may be subject to lawsuits or regulatory discipline if we fail to establish and maintain effective internal control over our financial reporting.

We may issue additional shares of common stock upon the exercise of Warrants or for other purposes, which would dilute your ownership interests and may depress the market price of our common stock.

We currently have warrants outstanding to purchase approximately 15.6 million shares of common stock in the aggregate at an aggregate purchase price of $11.50 per share. Further, there were approximately 4 million shares of common stock remaining available for issuance pursuant to equity awards under the Broadmark Realty 2019 Stock Incentive Plan at December 31, 2020. We may also issue additional shares of common stock or other equity securities in the future in connection with, among other things, future capital raising and transactions and future acquisitions, without stockholder approval in many circumstances.

Our issuance of additional shares of common stock or other equity securities would have the following effects:

●	our existing stockholders’ proportionate ownership interest in us may decrease;
●	the amount of cash available for payment of dividends may decrease;
●	the relative voting strength of each previously outstanding share of common stock may be diminished; and
●	the market price of our common stock may decline.

Our stockholders have limited control over changes in our policies and operations, which increases the uncertainty and risks our stockholders will face.

Our board determines our major policies, including our policies regarding financing, growth and debt capitalization. Our board may amend or revise these and other policies without a vote of our stockholders. The broad discretion of our board in setting policies and the inability of our stockholders to exert control over those policies increases the uncertainty and risks such stockholders will face. In addition, our board may change its investment objectives without seeking stockholder approval. Although our board has duties to us under Maryland law and intends only to change its investment objectives when our board determines that a change is in our best interest, a change in our investment objectives could cause a decline in the value of the stockholders’ investment in us.

Our rights and the rights of our stockholders to recover claims against our directors and officers are limited, which could reduce your and our recovery against them if they negligently cause us to incur losses.

Maryland law provides that a director will not have any liability as a director so long as he or she performs his or her duties in accordance with the applicable standard of conduct. In addition, Maryland law and our charter provide that no director or officer shall be liable to us or our stockholders for monetary damages unless the director or officer (i) actually received an improper benefit or profit in money, property or services or (ii) was actively and deliberately dishonest as established by a final judgment, which was material to the cause of action. Moreover, (i) our charter requires us to indemnify our directors and officers to the maximum extent permitted under Maryland law and (ii) we have entered into indemnification agreements with each of our directors and executive officers that provide for indemnification to the maximum extent permitted by Maryland law, except as expressly limited by the indemnification agreements. As a result, we may have more limited rights against our directors or officers than might otherwise exist under common law, which could reduce your and our recovery from these persons.

Certain provisions of Maryland law could inhibit changes of control, which may discourage third parties from conducting a tender offer or seeking other change of control transactions that could involve a premium price for our common stock or that our stockholders otherwise believe to be in their best interests.

Certain provisions of the Maryland General Corporation Law (the “MGCL”) may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change of control under circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then-prevailing market price of such shares, including:

●	“Business combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our shares or an affiliate thereof or an affiliate or associate of ours who was the beneficial owner, directly or indirectly, of 10% or more of the voting power of our then outstanding voting stock at any time within the two-year period immediately prior to the date in question) for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter imposes certain fair price and/or supermajority stockholder voting requirements on these combinations; and
●	“Control share” provisions that provide that holders of our “control shares” (defined as shares that, when aggregated with other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of issued and outstanding “control shares”) have no voting rights with respect to their control shares, except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

By resolution of our board, we have opted out of the business combination provisions of the MGCL, which means that any business combination between us and any other person is exempt from the business combination provisions of the MGCL, provided that the business combination is first approved by a majority of our directors (including a majority of directors who are not affiliates or associates of such persons). In addition, pursuant to a provision in our bylaws, we have opted out of the control share provisions of the MGCL. However, our board may by resolution elect to opt into the business combination provisions of the MGCL and we may, by amendment to our bylaws, opt into the control share provisions of the MGCL in the future. Notwithstanding the foregoing, an alteration or repeal of the board resolutions exempting such business combinations will not have any effect on any business combinations that have been consummated or upon any agreements existing at the time of such modification or repeal.

Our charter contains certain provisions restricting the ownership and transfer of our capital stock that may delay, defer or prevent a change of control transaction that might involve a premium price for holders of our common stock or that our stockholders otherwise believe to be in their best interests.

Our charter contains certain ownership limits with respect to our capital stock. Our charter, among other restrictions, prohibits the beneficial or constructive ownership by any person of more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of any class or series of our capital stock (including our common stock), excluding any shares that are not treated as outstanding for U.S. federal income tax purposes. Our board, in its sole and absolute discretion, may exempt a person, prospectively or retroactively, from this ownership limit if certain conditions are satisfied. This ownership limit as well as other restrictions on ownership and transfer in our charter may:

●	Discourage a tender offer or other transactions or a change in management or of control that might involve a premium price for holders of our common stock or that our stockholders otherwise believe to be in their best interests; and
●	Result in the transfer of shares acquired in excess of the restrictions to a trust for the benefit of a charitable beneficiary and, as a result, the forfeiture by the acquirer of certain of the benefits of owning the additional shares.

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

Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland, or, if that court does not have jurisdiction, the United States District Court for the District of Maryland, Northern Division, will be the sole and exclusive forum for (a) any Internal Corporate Claim, as such term is defined in the MGCL, (b) any derivative action or proceeding brought on our behalf (other than actions arising under U.S. federal securities laws), (c) any action asserting a claim of breach of any duty owed by any of our directors, officers or other employees to us or to our stockholders, (d) any action asserting a claim against us or any of our directors, officers or other employees arising pursuant to any provision of the MGCL or our charter or bylaws or (e) any other action asserting a claim against us or any of our directors, officers or other employees that is governed by the internal affairs doctrine. This provision does not cover claims made by stockholders pursuant to the securities laws of the United States, or any rules or regulations promulgated thereunder. We adopted this provision because we believe it makes it less likely that we will be forced to incur the expense of defending duplicative actions in multiple forums and less likely that plaintiffs’ attorneys will be able to employ such litigation to coerce us into otherwise unjustified settlements.

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

General Risk Factors

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

In the ordinary course of business, we may acquire and store sensitive data on our network, such as our proprietary business information and personally identifiable information of our prospective and current borrowers, loan guarantors and our employees. The secure processing and maintenance of this information is critical to our business strategy. Cybersecurity incidents and cyber-attacks have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency in the future. Our information and technology systems as well as those of other related parties, such as service providers, may be vulnerable to damage or interruption from cybersecurity breaches, computer viruses or other malicious code, network failures, computer and telecommunication failures, infiltration by unauthorized persons and other security breaches, usage errors by their respective professionals or service providers, power, communications or other service outages and catastrophic events such as fires, tornadoes, floods, hurricanes and earthquakes. Cyberattacks and other security threats could originate from a wide variety of sources, including cyber criminals, nation state hackers, hacktivists and other outside parties. There has been an increase in the frequency and sophistication of the cyber and security threats we face, with attacks ranging from those common to businesses generally to those that are more advanced and persistent, which may target us because we hold a significant amount of confidential and sensitive information about our investors, borrowers and potential investments. As a result, we may face a heightened risk of a security breach or disruption with respect to this information. If successful, these types of attacks on our network or other systems could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our equity holders, due to, among other things, the loss of investor or proprietary data, interruptions or delays in the operation of our business and damage to our reputation. There can be no assurance that measures that we take to ensure the integrity of our systems will provide protection, especially because cyberattack techniques change frequently or are not recognized until successful.

Our business and operations could be negatively affected if we become subject to any securities litigation or stockholder activism, which could cause us to incur significant expense, hinder execution of business and growth strategy and impact our stock price.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Stockholder activism, which could take many forms or arise in a variety of situations, has been increasing recently. Volatility in the price of our common stock or other reasons may in the future cause us to become the target of securities litigation or stockholder activism. Securities litigation and stockholder activism, including potential proxy contests, could result in substantial costs and divert management’s and our board’s attention and resources from our business. Additionally, such securities litigation and stockholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with employees and other service providers and make it more difficult to attract and retain qualified personnel. It could also negatively impact our ability to generate new loans. Also, we may be required to incur significant legal fees and other expenses related to any securities litigation and activist stockholder matters. Further, our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and stockholder activism.

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

The market price and trading volume of our securities may be volatile and could decline significantly.

The public trading markets have from time-to-time experienced significant price and volume fluctuations. The market price of our securities may be volatile and could decline significantly. In addition, the trading volume in our securities may fluctuate and cause significant price variations to occur. If the market price of our securities declines significantly, you may be unable to resell your securities at or above the price you purchased it at, or otherwise at a favorable price. We cannot assure you that the market price of our common stock will not fluctuate widely or decline significantly in the future in response to a number of factors, including, among others, the following:

●	the realization of any of the risk factors presented in our filings with the Securities and Exchange Commission;
●	actual or anticipated differences in our estimates, or in the estimates of analysts, for our revenues, results of operations, level of indebtedness, liquidity or financial condition;
●	additions and departures of key personnel;
●	failure to comply with the requirements of the markets on which our securities are listed;
●	failure to comply with the Sarbanes-Oxley Act or other laws or regulations;
●	future issuances, sales or resales, or anticipated issuances, sales or resales, of our securities;
●	perceptions of the investment opportunity associated with our securities relative to other investment alternatives;
●	the performance and market valuations of other similar companies;
●	future announcements concerning our business or our competitors’ businesses;
●	broad disruptions in the financial markets, including sudden disruptions in the credit markets;
●	speculation in the press or investment community;
●	actual, potential or perceived control, accounting or reporting problems;
●	changes in accounting principles, policies and guidelines; and
●	the impact of epidemics, other public health concerns, civil unrest and political uncertainty.

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

The market for our securities may be influenced by the research and reports that securities or industry analysts publish about us or our business. Securities and industry analysts may not continue to publish research on us. If no securities or industry analysts maintain coverage of us, the market price and liquidity for our securities could be negatively impacted. If one or more of the analysts who cover us downgrade their opinions about our securities, publish inaccurate or unfavorable research about us, or cease publishing about us regularly, demand for securities could decrease, which might cause the trading price and trading volume to decline significantly.

Future issuances of debt securities and equity securities may adversely affect us, including the market price of our securities and may be dilutive to existing stockholders.

While we presently have not issued debt securities to finance our business, there is no assurance that we may not issue debt securities or issue equity ranking senior to our stock. Those securities will generally have priority upon liquidation. Such securities also may be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock. Because our decision to issue debt or equity in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, nature or success of our future capital raising efforts. As a result, future capital raising efforts may reduce the market price of our common stock and be dilutive to existing stockholders.

If our common stock becomes subject to the “penny stock” rules of the SEC, the trading market in our common stock may become significantly more limited, which would make transactions in our common stock cumbersome and may reduce the value of an investment in our common stock.

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

There can be no guarantee that we will make distributions or generate yields comparable to our current or historic levels.

Past distributions and yields are no guarantee of our future performance. Our distributions of dividends are not guaranteed and will be paid only to the extent earned by us and authorized by our board. Multiple factors could adversely impact our ability to generate income and pay dividends, such as those set forth under “— Market Risks Related to Real Estate Loans,” and “— Risks Related to Our Loan Portfolio.” The timing and amount of dividends will be determined by our board. There is no guarantee that we will achieve results that will allow us to pay a specified level of cash dividends or to increase the level of such dividends in the future.

ITEM 1B.            UNRESOLVED STAFF COMMENTS

None.

ITEM 2.               PROPERTIES

Our principal office is located in leased space at 1420 Fifth Avenue, Suite 2000, Seattle, Washington 98101.

ITEM 3.               LEGAL PROCEEDINGS

We are involved in legal proceedings which arise in the ordinary course of business. We believe that the outcome of such matters, individually and in the aggregate, will not have a material adverse effect on our business, financial condition or results of operations.

ITEM 4.               MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.               MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed for trading on the New York Stock Exchange under the symbol “BRMK.” As of February 17, 2020, we had 315 registered holders of our common stock. The 315 holders of record include CEDE & Co., which holds shares as nominee for The Depository Trust Company, which itself holds shares on behalf of the beneficial owners of our common stock. Such information was obtained through our registrar and transfer agent, based on the results of a broker search.

We did not purchase any shares of our common stock during the quarter ended December 31, 2020.

Stockholder Return Performance

The following stock performance graph is a comparison of the cumulative total stockholder return on shares of our common stock, the Standard & Poor's 500 (the “S&P 500 Index”), and the FTSE NAREIT Mortgage REITs index (“FTSE NAREIT Index”), a published industry index, from November 15, 2019 (the date on which our common stock became publicly traded) through December 31, 2020. The graph assumes that $100 was invested on November 15, 2019 in our common stock, the S&P 500 and the FTSE NAREIT Index and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our shares will continue in line with the same or similar trends depicted in the graph below.

	Period Ending
	November 15, 2019	December 31,2019	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
BRMK	100.00	117.53	71.53	91.80	97.32	102.45
FTSE NAREIT Index	100.00	102.87	43.98	59.08	61.76	74.95
S&P 500	100.00	103.54	84.18	99.35	107.77	119.60

ITEM 6.               SELECTED FINANCIAL DATA

Part II, Item 6 is no longer required as the Company has adopted certain provisions within the amendments to Regulation S-K that eliminate Item 301.

ITEM 7.               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with the “Business” section, as well as the consolidated financial statements and related notes in Part II, Item 8 of this Annual Report on Form 10-K. In addition, the following discussion and analysis contains forward-looking statements and involves numerous risks and uncertainties, including those described under the heading “Risk Factors.” Actual results may differ materially from those contained in any forward-looking statements. You should read this discussion and analysis together with the consolidated financial statements and related notes included elsewhere in this Report for the Company and Predecessor Company Group. In this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” references to the “Predecessor Company Group,” or the “Predecessor,” refers to the Predecessor Companies and the Predecessor Management Companies and their respective subsidiaries on a combined basis.

Broadmark Realty Capital Inc. (“Broadmark Realty” or the “Company”), a Maryland corporation, is an internally managed commercial real estate finance company that has elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. Based in Seattle, Washington, we specialize in underwriting, funding, servicing and managing a portfolio of short-term, first deed of trust loans to fund the construction and development of, or investment in, residential or commercial properties. We operate in select states that we believe to have favorable demographic trends and that provide more efficient and quicker access to collateral in the event of borrower default. In March 2020, we launched a private real estate investment trust (the “Private REIT”) offered to qualified purchasers that is managed by our subsidiary and that participates in our loan portfolio. As of December 31, 2020, our portfolio of 204 active loans had approximately $1.2 billion of total commitments and $860.1 million of principal outstanding across 145 borrowers in 12 states and the District of Columbia, of which $82.4 million and $37.7 million, respectively, were sold to the Private REIT. We refer to loans that have outstanding commitments or principal balances that have not been repaid or retired, including by foreclosure, as “active loans.” Total commitments refer to the aggregate sum of outstanding principal balances, construction holdbacks and committed amounts for future draws and interest reserves on our loans. To date our loan portfolio has been 100% equity funded, and as of December 31, 2020, we have no outstanding debt. As a public company, we plan to opportunistically raise capital in the public market from time to time based on market conditions and to execute on cash management tools to fund the business and produce attractive returns for our stockholders. On February 19, 2021, we closed on a $135.0 million revolving credit facility, which we expect will enable us to use a larger percentage of our cash balances for lending activities without planning to incur debt in the ordinary course of business.

Properties securing our loans are generally classified as residential properties, commercial properties or undeveloped land, and are typically not income producing. Each loan is secured by a first deed of trust lien on real estate. Our lending policy limits the committed amount of each loan to a maximum loan-to-value (“LTV”) ratio of up to 65% of the “as-complete” appraised value of the underlying collateral as determined by an independent appraiser at the time of the loan origination. Our lending policy also limits the initial outstanding principal balance of each loan to a maximum LTV of up to 65% of the “as-is” appraised value of the underlying collateral as determined by an independent appraiser at the time of the loan origination. At the time of origination, the difference between the initial outstanding principal and the total commitment is the amount held back for future release subject to property inspections, progress reports and other conditions in accordance with the loan documents. Unless otherwise indicated, LTV is measured by the total commitment amount of the loan at origination divided by the “as-complete” appraisal. LTVs do not reflect interim activity such as construction draws or interest payments capitalized to loans, or partial repayments of the loan. As of December 31, 2020, the weighted average LTV was 59.4% across our active loan portfolio based on the total commitment of the loan and “as-complete” appraisals. In addition, each loan is also personally guaranteed on a recourse basis by the principals of the borrower, and/or others at our discretion to provide further credit support for the loan. The personal guarantee may be collaterally secured by a pledge of the guarantor’s interest in the borrower or other real estate or assets owned by the guarantor.

Our loans typically range from $0.1 to $40 million in total commitment at origination, generally bear interest at a fixed annual rate of 10% to 13% and have initial terms typically ranging from five to 18 months in duration based on the size of the project and expected timeline for completion of construction, which we often elect to extend for several months based on our evaluation of the project. As of December 31, 2020, the average total commitment of our active loans was $6.1 million and the weighted average remaining term to contractual maturity of our active loans was approximately seven months. We usually receive loan origination fees, or “points,” typically ranging from 4% to 5% of the total commitment at origination, along with loan amendment and extension fees, each of which varies in amount based upon the term of the loan and the quality of the borrower and the underlying collateral. In addition, we charge fees on past due receivables and receive reimbursements from borrowers for costs associated with services provided by us, such as closing costs, collection costs on defaulted loans and construction draw inspection fees.

In addition to the natural seasonality inherent in our business whereby winter months are typically less favorable to construction, restrictions related to the Business Combination decreased the amount of our loan originations for the second half of 2019 and early 2020. The pending Business Combination required us to essentially pause our ability to raise capital and in turn originate new loans for most of the second half of 2019. In the first quarter of 2020, we focused on rebuilding our pipeline and began to strategically deploy the proceeds from the Business Combination; these rebuilding efforts began to slow in March due to the uncertainty associated with the impacts of COVID-19. In March 2020, we launched the Private REIT to provide access to an additional source of capital and fund participations in loans originated by Broadmark Realty. We believe the Private REIT enhances our ability to increase originations and grow our asset base, subject to market conditions. As of December 31, 2020, the Private REIT’s participation in the total principal balance funded and outstanding was approximately $37.7 million.

The COVID-19 pandemic is significantly affecting, and can be expected to continue to impact, the capital markets and the construction lending market, at least in the near term. While we have implemented a variety of business continuity initiatives, restrictions imposed in connection with COVID-19 or the impact on key employees, could create significant challenges for our operations. We have experienced an adverse impact on our loan portfolio primarily in the form of a significant increase in defaulted loans, a slow-down in construction progress and an expected reduction in demand for and the value of commercial and residential real estate properties. For example, delays in local government permitting and inspections arising from measures to limit the spread of COVID-19 have delayed some projects, adversely affecting the ability of borrowers to complete the projects in accordance with the terms of the loans. Similarly, the COVID-19 pandemic and containment measures have contributed to, among other things, adverse impacts on demand for and the value of commercial and residential real estate that our borrowers have developed that make it less likely that a borrower can sell or lease the property it is developing in an amount sufficient to repay the borrower’s loan, or that a developer, who would be our borrower, will elect to go forward with a new project. As a result, during the first half of 2020, we saw an increase in delinquencies and requests for extensions or forbearance, which declined during the second half of 2020. In addition, market conditions, and in some cases moratoriums on the foreclosure process have increased the timeline to resolve non-performing loans. Delays in repayment of our outstanding loans or sales of foreclosed properties reduce the capital available for future loan originations. If the pandemic is prolonged, it could increase the adverse impact on our business and results of operations.

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

Fees and other revenue recognized from originating and servicing our loans. Fee income is comprised of loan origination fees, loan renewal fees and inspection fees. The majority of fee income is comprised of loan origination fees, or “points,” which typically range from 4% to 5%, on an annualized basis, of the total commitment at origination. In addition to origination fees, we earn loan extension fees when maturing loans are renewed or extended and amendment fees when loan terms are modified, such as increases in interest reserves and construction holdbacks in line with our underwriting criteria or upon modification of a loan for the transition from horizontal development to vertical construction. Loans are generally only renewed or extended if the loan is not in default and satisfies our underwriting criteria, including our maximum LTV ratio of up to 65% of the appraised value as determined by an independent appraiser at the time of loan origination, or based on an updated appraisal if required.

Loan originations. Our operating performance is heavily dependent upon our ability to originate new loans to invest new capital and re-invest returning capital from the repayment of loans. The dollar amounts of loan originations reflect the total commitment at origination and loan repayments reflect the total commitment at payoff. Given the short-term nature of our loans, loan principal is generally repaid on a faster basis than to other types of lenders, making redeployment of capital through our originations process an important factor in our success.

The following tables contains the total amount of our loan originations and repayments for the periods indicated:

Year Ended
(dollars in millions)	December 31, 2020
Loans originated	$475.6
Loans repaid	$324.0

Credit quality of our loan portfolio. All of our loans are construction loans secured by residential or commercial real estate and, in assessing estimated credit losses, we evaluate various metrics, including, but not limited to, construction type, collateral type, LTV, market conditions of property location and borrower experience and financial strength.

The following tables allocate the carrying value of our loan portfolio based on our internal credit quality indicators used in assessing estimated credit losses and vintage of origination at the dates indicated:

	At December 31, 2020		Year Originated (1)
(dollars in thousands)	Carrying Value	% of Portfolio	2020	2019	2018	2017	2016	Prior
Construction Type
Vertical Construction	$514,136	63.5%	$354,012	$57,090	$6,853	$88,655	$7,526	$—
Horizontal Development	153,345	19.0	129,607	15,028	283	—	8,427	—
Investment	141,595	17.5	98,146	18,657	7,259	16,444	—	1,089
Total	$809,076	100.0%	$581,765	$90,775	$14,395	$105,099	$15,953	$1,089
CECL allowance	(10,590)
Carrying value, net	$798,486
(1)	Represents the year of origination or amendment where the loan incurred a full re-underwriting.

	At December 31, 2020		Year Originated (1)
(dollars in thousands)	Carrying Value	% of Portfolio	2020	2019	2018	2017	2016	Prior
Collateral Type
Apartments	$129,588	16.0%	$79,931	$18,953	$—	$24,232	$6,472	$—
Residential Lots	124,548	15.4	105,830	10,291	—	—	8,427	—
Condos	92,245	11.4	52,714	3,106	4,405	32,020	—	—
Single family housing	90,131	11.1	69,438	8,839	1,028	10,103	—	723
Land	72,913	9.0	48,844	—	7,259	16,444	—	366
Townhomes	72,773	9.0	47,391	1,061	1,703	21,564	1,054	—
Mixed Use	66,092	8.2	60,232	5,860	—	—	—	—
Hotel	51,115	6.3	42,874	8,241	—	—	—	—
Senior Housing	34,283	4.2	34,283	—	—	—	—	—
Offices	29,540	3.7	8,495	21,045	—	—	—	—
Commercial Lots	15,683	1.9	15,683	—	—	—	—	—
Retail	11,397	1.4	9,500	1,897	—	—	—	—
Industrial	11,309	1.4	704	10,605	—	—	—	—
Quadplex	5,592	0.7	5,592	—	—	—	—	—
Commercial	877	0.1	—	877	—	—	—	—
Duplex	736	0.1	—	—	—	736	—	—
Commercial other	254	0.1	254	—	—	—	—	—
Total	$809,076	100.0%	$581,765	$90,775	$14,395	$105,099	$15,953	$1,089
CECL allowance	(10,590)
Carrying value, net	$798,486
(1)	Represents the year of origination or amendment where the loan incurred a full re-underwriting.

	At December 31, 2020		Year Originated (1)
(dollars in thousands)	Carrying Value	% of Portfolio	2020	2019	2018	2017	2016	Prior
LTV (2)
0 - 40%	$22,601	2.8%	$18,112	$—	$3,862	$261	$—	$366
41 - 45%	68,263	8.4	44,683	20,183	3,397	—	—	—
46 - 50%	23,864	2.9	15,917	7,224	—	—	—	723
51 - 55%	76,539	9.5	57,583	2,774	—	16,182	—	—
56 - 60%	135,170	16.7	117,309	3,106	—	9,639	5,116	—
61 - 65%	450,253	55.7	301,964	57,488	7,136	76,139	7,526	—
66 - 70%	9,416	1.2	9,416	—	—	—	—	—
71 - 75%	1,983	0.2	1,983	—	—	—	—	—
76 - 80%	14,544	1.8	14,544	—	—	—	—	—
Above 80%	6,443	0.8	254	—	—	2,878	3,311	—
Total	$809,076	100.0%	$581,765	$90,775	$14,395	$105,099	$15,953	$1,089
CECL allowance	(10,590)
Carrying value, net	$798,486
(1)	Represents the year of origination or amendment where the loan incurred a full re-underwriting.
(2)	Represents LTV as of origination or latest amendment. LTVs above 65% generally represent loans in contractual default status where we have agreed to extend funds to the borrower above 65% in order to support timely successful completion of the construction and return of capital.

Dividends Declared. The following table summarizes the declared cash dividends per common share activity for the year ended December 31, 2020:

Year Ended
December 31, 2020
Dividends declared per common share	$0.78

Earnings per Common Share. The following table summarizes the earnings (GAAP) and distributable earnings (non-GAAP) per common share activity for the year ended December 31, 2020:

Year Ended
December 31, 2020
Earnings per common share, basic	$0.68
Earnings per common share, diluted	0.68
Distributable earnings per common share, basic	0.76
Distributable earnings per common share, diluted	$0.75

Non-GAAP Financial Measures

Distributable Earnings

Beginning in the fourth quarter of 2020, and for all subsequent reporting periods ending on or after December 31, 2020, to more appropriately reflect the principal purpose of the measure, we have elected to present “distributable earnings”, a supplemental non-GAAP financial measure used by management to evaluate our operating performance. Distributable earnings replaces our prior presentation of “core earnings”. We define distributable earnings as net income attributable to common stockholders adjusted for: (i) impairment recorded on our investments; (ii) unrealized gains or losses on our investments (including provision for credit losses); (iii) non-capitalized transaction-related expenses and first year public company transition expenses; (iv) non-cash stock-based compensation; (v) depreciation and amortization of our intangible assets; and (vi) deferred taxes, which are subject to variability and generally not indicative of future economic performance or representative of current operations.

During the year ended December 31, 2020, we recorded a $4.5 million increase in the CECL allowance through provision expense, which has been excluded from distributable earnings consistent with other unrealized gains (losses) pursuant to our policy for reporting core earnings. Unlike in our historic presentation of core earnings, we expect to recognize such potential credit losses in distributable earnings if and when such amounts are deemed nonrecoverable upon a realization event. This is generally upon charge-off of principal at the time of loan repayment or upon sale of real property owned by us and the amount of proceeds is less than the principal outstanding at the time of foreclosure.

Management believes that the adjustments to compute “distributable earnings” specified above allow investors and analysts to readily identify and track the operating performance of our assets, assist in comparing the operating results between periods, and enable investors to evaluate our current performance using the same measure that management uses to operate the business. Distributable earnings excludes certain recurring items, such as unrealized gains and losses (including provision for credit losses) and non-capitalized transaction-related expenses, because they are not considered by management to be part of our primary operations for the reasons described herein. As such, distributable earnings is not intended to reflect all of our activity and should be considered as only one of the factors used by management in assessing our performance, along with GAAP net income which is inclusive of all of our activities.

As a REIT, we are required to distribute at least 90% of our annual REIT taxable income and to pay tax at regular corporate rates to the extent that we annually distribute less than 100% of such taxable income. Given these requirements and our belief that dividends are generally one of the principal reasons that stockholders invest in our common stock, we generally intend to attempt to pay dividends to our stockholders in an amount equal to our net taxable income, if and to the extent authorized by our board of directors. Distributable earnings is one of many factors considered by our board of directors in declaring dividends and, while not a direct measure of taxable income, over time, the measure can be considered a useful indicator of our dividends.

Distributable earnings does not represent and should not be considered as a substitute for, or superior to, net income or as a substitute for, or superior to, cash flows from operating activities, each as determined in accordance with GAAP, and our calculation of this measure may not be comparable to similarly entitled measures reported by other companies.

The table below is a reconciliation of distributable earnings to the most directly comparable GAAP financial measure:

	Three Months Ended	Year Ended
(dollars in thousands, except share and per share data)	December 31, 2020	December 31, 2020
Net income attributable to common stockholders	$22,414	$90,231
Adjustments for non-distributable earnings:
Stock-based compensation expense	1,073	4,867
First year public company transition expenses (1)	1,955	4,705
Non-capitalized transaction-related expenses	181	181
Change in fair value of optional subscription liabilities	(398)	(5,492)
Depreciation and amortization of intangible assets	124	(558)
Provision for credit losses, net	998	6,722
Total adjustments:	3,933	10,425
Distributable earnings prior to realized loss on investments	$26,347	$100,656

Realized credit losses (2)	(189)	(1,057)
Distributable earnings	$26,158	$99,599
Distributable earnings per diluted share of common stock prior to realized loss on investments	$0.20	$0.76
Distributable earnings per diluted share of common stock	$0.20	$0.75
Weighted-average number of shares of common stock outstanding, diluted	132,667,837	132,261,113
(1)	Expenses directly related to first year of public company reporting and compliance, primarily professional fees in connection with the design and implementation of internal controls and procedures under Section 404 of the Sarbanes-Oxley Act.
(2)	Represents credit losses recorded in the provision for credit losses and recognized in distributable earnings upon charge-off of principal at the time of loan repayment or upon sale of real property where proceeds received are less than the principal outstanding. This item was not recognized in our historic presentation of core earnings.

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

As a result of the Business Combination, beginning from November 15, 2019, our consolidated financial statements are presented on a new basis of accounting pursuant to ASC 805, Business Combinations to reflect BRELF II acquiring the other entities within the Predecessor Company Group and Trinity. For more information refer to “Note 3 – Business Combination” to the financial statements included in this Report.

Results from Operations

The period-to-period comparison of results is not necessarily indicative of results for future periods. The tables below set forth the results of our operations and the results of the operations of our Predecessor for the periods presented, both in dollars and as a percentage of revenue (amounts in thousands, except percentage data):

	Successor	Successor	Predecessor	Predecessor
	Year Ended	Period from November 15,	Period from January 1, 2019	Year Ended
	December 31,	2019 through December 31,	through November 14,	December 31,
Statements of Operations Data:	2020	2019	2019 (2)	2018 (2)
Revenues
Interest income	$93,869	$13,207	$82,225	$58,429
Fee income	28,489	2,767	32,785	37,417
Total Revenue	122,358	15,974	115,010	95,846
Other Income (Expense):
Change in fair value of optional subscription liabilities	5,492	(4,924)	—	—
Expenses
Impairment:
Provision for credit losses, net	6,722	—	3,342	1,783
Operating expenses:
Compensation and employee benefits	17,506	2,527	5,554	3,945
General and administrative	13,391	2,843	10,402	8,278
Transaction costs	—	367	25,789	—
Total Expenses	37,619	5,737	45,087	14,006
Income before income taxes	90,231	5,313	69,923	81,840
Income tax provision	—	—	—	90
Net income	$90,231	$5,313	$69,923	$81,750

	Successor	Successor	Predecessor	Predecessor
	Year Ended	Period from November 15,	Period from January 1, 2019	Year Ended
	December 31,	2019 through December 31,	through November 14,	December 31,
Percentage of Revenue:	2020	2019	2019 (2)	2018 (2)
Revenues
Interest income	77%	83%	71%	61%
Fee income	23	17	29	39
Total Revenue	100	100	100	100
Other Income (Expense):
Change in fair value of optional subscription liabilities	4	(31)	—	—
Expenses
Impairment:
Provision for credit losses, net	5	—	3	2
Operating expenses:
Compensation and employee benefits	14	16	5	4
General and administrative	11	18	9	9
Transaction costs	—	2	22	—
Total Expenses	30	36	39	15
Income before income taxes	74	33	61	85
Income tax provision	0	0	0	0
Net income	74%	33%	61%	85%

Comparison of Results of Operations

Unless otherwise stated, for purposes of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the comparison of the results of operations for the year ended December 31, 2020 and year ended December 31, 2019, the “2020 Successor Period” refers to the year ended December 31, 2020 and the “2019 Successor Period” refers to the period from November 15 through December 31, 2019, and the “2019 Predecessor Period” refer to the period from January 1 through November 14, 2019, and for the discussion of the results of operations for the year ended December 31, 2019 and year ended December 31, 2018, the “2018 Predecessor Period” refers to the year ended December 31, 2018.

Year Ended December 31, 2020 (Successor) Compared to Period from November 15, 2019 through December 31, 2019 (Successor) and Period from January 1, 2019 through November 14, 2019 (Predecessor)

Revenue

Total revenue for the year ended December 31, 2020 (the “2020 Successor Period”) compared to the periods from November 15 through December 31, 2019 (the “2019 Successor Period”) and January 1 through November 14, 2019 (the “2019 Predecessor Period”) were $122.4 million and $131.0 million, respectively, a decrease of $8.6 million. The decrease relates to a decrease in interest and fee income relative to the 2019 Successor Period and 2019 Predecessor Period and is discussed below.

Expenses

Total expenses for the year ended December 31, 2020 compared to the periods from November 15 through December 31, 2019 and January 1 through November 14, 2019 were $37.6 million and $50.8 million, respectively. The decrease relates to a decrease in transaction costs relative to the 2019 Successor Period and 2019 Predecessor Period, partially offset by an increase in provision for credit losses and compensation and employee benefits expense, which is discussed below.

Interest Income

Interest income decreased by $1.6 million or 1.6% for the year ended December 31, 2020 compared to the periods from November 15 through December 31, 2019 and January 1 through November 14, 2019. The decrease resulted primarily from the increase in loans in contractual default and placed on non-accrual status primarily as a result of the impact of the COVID-19 pandemic on our borrowers’ ability to complete projects in the timeframe originally contemplated. The decreases in interest income were partially offset by increase in interest income resulting from a net increase in the average size of our loan portfolio of approximately 13.4% in the 2020 Successor Period compared to the 2019 Successor Period and 2019 Predecessor Period.

Fee Income

Fee income decreased by $7.1 million or 19.9% for the year ended December 31, 2020 compared to the periods from November 15 through December 31, 2019 and January 1 through November 14, 2019 primarily attributable to a decrease in loan fee income relative to the 2019 Predecessor Period as a result of the Company beginning to defer and amortize loan origination and amendment fees on November 15, 2019 whereas in the past, the Predecessor’s accounting policy was to record the loan fees when billed.

Other Income (Expense)

The change in fair value of the optional subscription liability is an unrealized gain or loss based on the fair value of an optional subscription of up to $25 million of additional common stock issued as a part of the Business Combination (the “Optional Subscription Liability”). The Optional Subscription Liability warrants contained a cash settlement feature, which required accounting for the fair value of the liability at each reporting period. The Optional Subscription Liability was measured at a fair value of $5.5 million as of December 31, 2019 and other income of $5.5 million was recognized during the 2020 Successor Period resulting from the expiration of the unexercised optional subscription warrants in November 2020.

Provision for credit losses, net

The provision for credit losses increased $3.4 million for the year ended December 31, 2020 compared to the periods from November 15 through December 31, 2019 and January 1 through November 14, 2019. The increase resulted primarily from an increase in loans in contractual defaults associated with the current economic environment primarily related to the impact of the COVID-19 pandemic and adoption of the CECL Standard.

Compensation and Employee Benefits

Compensation and employee benefits expense increased by $9.4 million or 116.6% for the year ended December 31, 2020 compared to the periods from November 15 through December 31, 2019 and January 1 through November 14, 2019 primarily due to an increase of $6.4 million related to an increase in employee headcount and a change in the compensation structure for executives who were compensated previously as partners through distribution of earnings during the 2019 Predecessor Period and an increase of $3.0 million in stock-based compensation expense in the 2020 Successor Period compared to the 2019 Successor Period and 2019 Predecessor Period.

General and Administrative

General and administrative expense increased by $0.1 million or 1.1% for the year ended December 31, 2020 compared to the periods from November 15 through December 31, 2019 and January 1 through November 14, 2019. This increase is primarily a result of an increase in accounting and legal fees of $7.3 million associated with being a new public company, including certain non-recurring expenses, such as design and implementation of internal controls and procedures under Section 404 of the Sarbanes-Oxley Act. The increase was almost entirely offset by a decrease of $5.5 million of non-recurring broker commissions associated with growth in the loan portfolio during the 2019 Predecessor Period and a $1.7 million decrease in amortization expense that resulted from a reversal of amortization of $0.7 million during the 2020 Successor Period that was originally recognized in the 2019 Successor Period but was a measurement period adjustment when the preliminary valuation of intangible assets was decreased.

Transaction Costs

The $26.2 million of transaction costs for the periods from November 15 through December 31, 2019 and January 1 through November 14, 2019, include fees paid to investment banks, legal counsel and accounting firms as well as one-time payments associated with the Business Combination.

Period from November 15, 2019 through December 31, 2019 (Successor) and Period from January 1, 2019 through November 14, 2019 (Predecessor) Compared to the Year Ended December 31, 2018 (Predecessor)

A discussion regarding the results of operations for the period from November 15 2019 through December 31, 2019 (Successor) and the period from January 1, 2019 through November 14 2019 (Predecessor) compared to the year ended December 31, 2018 (Predecessor) can be found under Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for fiscal year ended December 31, 2019, filed with the SEC on March 16, 2020, which is available on the SEC’s website at www.sec.gov.

Liquidity and Capital Resources

Overview

Our primary liquidity needs include ongoing commitments to fund our lending activities and future funding obligations for our existing loan portfolio, paying dividends and funding other general business needs. Our primary sources of liquidity and capital resources to date have been derived from the capital contributions from members of the Predecessor Companies, cash flow from operations and payoffs of loans in our existing portfolio. Neither the Successor nor the Predecessor, has utilized any borrowings since inception. As of December 31, 2020, our cash and cash equivalents totaled $223.4 million.

We seek to meet our long-term liquidity requirements, such as real estate lending needs, including future construction draw commitments through our existing cash resources and return of capital from investments, including loan repayments. Additionally, going forward, we intend to fund our growth through the issuance of common stock, the sale of participation interests in loans we originate to the Private REIT, fee income from the Private REIT, and the use of our revolving credit facility as a cash management tool. As of December 31, 2020, we had $1.2 billion of total commitments outstanding, of which our portion and the Private REIT’s portion of the total principal balance funded and outstanding were $822.4 million and $37.7 million, respectively.

On February 19, 2021, we entered into a credit agreement with a syndicate of lenders and JPMorgan Chase Bank, N.A., as administrative agent for the lenders, providing for a $135.0 million revolving credit facility. By providing backup liquidity for future draws, we expect the availability of the revolving credit facility will enable us to use a larger percentage of our cash balances for lending activities without planning to incur debt in the ordinary course of business.

Our obligations under the revolving credit facility are secured by substantially all of our Company’s assets. The revolving credit facility contains covenants customary for financings of this type, including limitations on the incurrence of indebtedness, liens, asset dispositions, acquisitions, mergers and consolidations, certain dividends, distributions and other payments, advances and investments, payments to affiliates, optional prepayments and other modifications of certain other indebtedness, and amendments, terminations and waivers of certain material agreements, as well as a minimum tangible net worth and a total debt to equity ratio requirement. Among other things, the credit agreement provides that we may not pay cash dividends that would result in non-compliance with the financial covenants under the credit agreement or during an event of default under the credit agreement, except in the case of defaults other than payment defaults, for dividends in the amounts necessary to maintain our REIT status. The revolving credit facility contains events of default customary for financings of this type, including failure to pay principal, interest and other amounts, materially incorrect representations or warranties, failure to observe covenants and other terms of the revolving credit facility, cross-defaults to other indebtedness, bankruptcy, insolvency, material judgments, certain ERISA violations, changes in control and failure to maintain REIT status, in some cases subject to customary grace periods.

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

As a REIT, we are required to distribute at least 90% of our annual REIT taxable income to our stockholders, including taxable income where Broadmark Realty does not receive corresponding cash. We intend to distribute all or substantially all of our REIT taxable income in order to comply with the REIT distribution requirements of the Code and to avoid U.S. federal income tax and the non-deductible excise tax.

Sources and Uses of Cash

The following table sets forth changes in cash and cash equivalents for year ended December 31, 2020, periods ended December 31, 2019 and November 14, 2019, and the year ended December 31, 2018:

	Successor	Successor	Predecessor	Predecessor
	Year Ended	Period from November 15,	Period from January 1, 2019	Year Ended
	December 31,	2019 through December 31,	through November 14,	December 31,
(dollars in thousands)	2020	2019	2019	2018
Cash provided by (used in):
Operating activities	$61,341	$5,640	$91,498	$81,502
Investing activities	34,884	(25,892)	(216,391)	(275,650)
Financing activities	(111,064)	258,396	101,235	240,235
Net increase / (decrease) in cash & cash equivalents	$(14,839)	$238,144	$(23,658)	$46,087

Comparison of Results of Cash Flows for the Year Ended December 31, 2020 (Successor) and the Period from November 15, 2019 through December 31, 2019 (Successor) and Period from January 1, 2019 through November 14, 2019 (Predecessor)

Net cash provided by operating activities was $61.3 million for the year ended December 31, 2020 and $5.6 million for the period from November 15 through December 31, 2019 and $91.5 million for the period from January 1 through November 14, 2019 for a combined total of $97.1 million. The $35.8 million decrease partially resulted from the subtraction of $23.1 million of accretion of deferred origination and amendment fees within the adjustments to reconcile net income to net cash provided by operating activities for the 2020 Successor Period with no corresponding amount for the 2019 Successor and 2019 Predecessor Periods. We began to defer and amortize loan origination and amendment fees on November 15, 2019 upon consummation of the Business Combination for our consolidated financial reporting. Under the business model used by the Predecessor entities (whose financial results were not consolidated but are being presented on a combined basis for the period from January 1 through November 14, 2019), 80% of the loan origination and amendment fees were paid to the Predecessor management entities. The Predecessor management entities classified the management fees received as cash provided by operating activities. The 20% of loan origination and amendment fees retained by the Predecessor lending entities were included in the total for cash flows provided by operating activities instead of being included in cash flows from investing activities, but the impact to the statement of cash flows of this treatment is immaterial to the statement of cash flows for the 2019 Successor and Predecessor Periods. The decrease in cash flow from operations partially resulted from a $8.5 million change in the amount of increases in operating assets related to receivables and other assets, $12.5 million decreases in operating liabilities and the $5.5 million of noncash other income for the change in the fair value of optional subscription liabilities in the 2020 Successor Period with $4.9 million of non-cash other expense related to the increase in the fair value of optional subscription liabilities in the 2019 Successor Period. These decreases were partially offset by an increase in net income of $15.0 million, $3.0 million increase in stock-based compensation and $3.4 million increase in the provision for credit losses, which are discussed above in Comparison of Results of Operations – Year Ended December 31, 2020 (Successor) Compared to Period from November 15, 2019 through December 31, 2019 (Successor) and Period from January 1, 2019 through November 14, 2019 (Predecessor).

Net cash provided by investing activities was $34.9 million for the year ended December 31, 2020 and net cash used in investing activities of $25.9 million for the period from November 15 through December 31, 2019 and $216.4 million for the period from January 1 through November 14, 2019 for a combined total of $242.3 million. The increase in cash provided by investing activities was primarily due to a small decrease in the size of our loan portfolio from December 31, 2019 through December 31, 2020 compared to a much larger increase in the loan portfolio experienced in the 2019 Successor Period and Predecessor Period. The increase in size of the loan portfolio in the Predecessor Period was due in part from capital available for making loans from the $101.2 million of net contributions received from members in the 2019 Predecessor Period.

Net cash used in financing activities was $111.1 million for the year ended December 31, 2020 and net cash provided by financing activities of $258.4 million for the period from November 15 through December 31, 2019 and $101.2 million for the period from January 1 through November 14, 2019 for a combined total of $359.6 million. Dividend paid are entirely the cash used in financing during the 2020 Successor Period. The increases in the 2019 Successor and 2019 Predecessor Periods were primarily due to the proceeds from the capitalization with Trinity Merger Sub I, Inc. of $327.1 million partially offset by the consent fee paid to holders of publicly held warrants of $66.7 million and $101.2 million related to member contributions net of distributions and redemptions.

Contractual Obligations

The following table illustrates our contractual obligations by due date as of December 31, 2020:

		Less than 1			More than
(dollars in thousands)	Total	year	1-3 years	3-5 years	5 years
Construction holdbacks (1)	356,026	229,431	126,595	—	—
Operating lease obligations	$11,848	$647	$1,893	$2,008	$7,300
Total	$367,874	$230,078	$128,488	$2,008	$7,300
(1)	Includes construction holdbacks of $40.4 million on participating interests sold to the Private REIT as of December 31, 2020.

Off-Balance Sheet Arrangements

We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. Finally, we have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets as of December 31, 2020.

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

For a description of our significant accounting policies related to these accounts in the preparation of our consolidated financial statements, see “Note 2 - Summary of Significant Accounting Policies” of our consolidated financial statements included in this Report.

Recently Issued Accounting Pronouncements

For a description of our adoption of new accounting pronouncements and the impact thereof on our business, see "Note 2 - Summary of Significant Accounting Policies" of our consolidated financial statements included in this Report.

ITEM 7A.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2020, we did not have any outstanding “market risk sensitive instruments,” as such term is used within the meaning of Item 305 of SEC Regulation S-K. However, we are subject to other types of business risk described below and under “Market Risks Related to Real Estate Loans” in Item 1A. Risk Factors above.

Interest Rate Risk

While all our loans bear a fixed rate of interest and we do not have any interest-rate sensitive instruments obligations outstanding, the nature of our business exposes us to business risk arising from changes in interest rates. Interest rates are highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. An increase or decrease in interest rates would not impact the interest charged on our then existing loan portfolio, as our loans bear fixed rates of interest. However, a rapid significant increase in interest rates may reduce the demand for mortgage loans due to the higher cost of borrowing, potentially resulting in a reduced demand for real estate, declining real estate values and higher default rates. Alternatively, a significant rapid decline in interest rates may negatively affect the amount of interest that we may charge on new loans, including those that are made with capital received as outstanding loans mature. Additionally, declining interest rates may also result in prepayments of existing loans, which may also result in the redeployment of capital in new loans bearing lower interest rates. See Item 1A above.

Credit Risk

Our loans are subject to credit risk. Credit risk is the exposure to loss from loan defaults. Default rates are subject to a wide variety of factors, including, but not limited to, borrower financial condition, property performance, property management, supply and demand factors, construction trends, consumer behavior, regional economics, interest rates, the strength of the U.S. economy and other factors beyond our control. All loans are subject to a certain possibility of default. We seek to mitigate credit risk by originating loans which are secured by first position liens on real estate with a maximum loan-to-value ratio of 65%. We also undertake extensive due diligence of the property that will be mortgaged to secure the loans, including review of third-party appraisals on the property.

Risks Related to Real Estate

Residential and commercial property values are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, events such as natural disasters, including hurricanes and earthquakes, acts of war and terrorism, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions (such as an oversupply of housing, retail, industrial, office or other commercial space); changes or continued weakness in specific industry segments; construction quality, construction cost, age and design; demographic factors; retroactive changes to building or similar codes; and increases in operating expenses (such as energy costs). In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay the loans, which could also cause us to suffer losses. These factors could adversely affect our business, financial condition, results of operations and ability to make distributions to its members.

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

ITEM 9.               CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.            CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2020.

Management's Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and include those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2020 and that the material weaknesses described below have been remediated.

Moss Adams LLP, the independent registered public accounting firm that audited our Consolidated Financial Statements included in this Annual Report, has audited the effectiveness of internal control over financial reporting as of December 31, 2020. Their audit report is included with our financial statements, and expressed an unqualified opinion on the effectiveness of internal control over financial reporting at December 31, 2020.

Prior Material Weakness in Internal Control over Financial Reporting

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses previously identified included (i) lack of formalized internal control policies and procedures as it relates to financial reporting and (ii) insufficient resources to provide appropriate segregation of duties related to the preparation and review of information used in financial reporting, as well as review controls over the financial statement reporting process.

The Company executed the following steps to remediate the aforementioned material weaknesses in internal control over financial reporting:

●	Enhanced internal control policies and procedures developed and implemented during 2020 and 2019 to ensure that a robust and effective internal control environment exists and persists across the organization; including ensuring effective risk assessments are performed to identify and assess necessary changes in the application of GAAP, financial reporting processes and the design and effective operation of internal controls.
●	Attracted, trained and retained individuals that have the appropriate skills and experience related to complex accounting matters and financial reporting;
●	Implemented enhanced accounting and financial reporting software; and
●	Continued to report regularly to the Company’s audit committee on the progress and results of the remediation plan, including the identification, status and resolution of internal control deficiencies.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2020, we successfully completed the testing of internal controls over financial reporting. Except as set forth above, there were no changes in the Company’s internal control over financial reporting (as such terms are defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.            OTHER INFORMATION

None.

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

10.1

Employment Agreement, dated August 9, 2019, by and between Broadmark Realty Capital Inc. and Jeffrey Pyatt (incorporated by reference to Exhibit 10.1 to Broadmark Realty’s Form 8-K (File No. 001-39134), filed with the SEC on November 20, 2019).+

10.2

Employment Agreement, dated November 14, 2019, by and between Broadmark Realty Capital Inc. and David Schneider (incorporated by reference to Exhibit 10.2 to Broadmark Realty’s Form 8-K (File No. 001-39134), filed with the SEC on November 20, 2019).+

10.3

Employment Agreement, dated September 5, 2020, by and between Broadmark Realty Capital Inc. and Nevin Boparai (incorporated by reference to Exhibit 10.1 to Broadmark Realty’s Form 10-Q (File No. 001-39134), filed with the SEC on November 9, 2020). +

10.4		Employment Agreement, dated November 3, 2020, by and between Broadmark Realty Capital Inc. and Linda Koa. *+

10.5		Employment Agreement, dated November 19, 2020, by and between Broadmark Realty Capital Inc. and Daniel Hirsty.*+

10.6

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

10.8		Broadmark Realty Capital Inc. 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to Broadmark Realty’s Form 8-K (File No. 001-39134), filed with the SEC on November 20, 2019).+

10.9	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.8 to Broadmark Realty’s Form 8-K (File No. 001-39134), filed with the SEC on November 20, 2019).

10.10	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to Broadmark Realty’s Form 8-K (File No. 001-39134), filed with the SEC on February 7, 2020).+

10.11	2020 Annual Cash Bonus Program (incorporated by reference to Exhibit 10.2 to Broadmark Realty’s Form 10-Q (File No. 001-39134), filed with the SEC on November 9, 2020).+

10.12

Consulting Agreement, dated August 9, 2019, by and between Broadmark Realty Capital Inc. and Joseph L. Schocken (incorporated by reference to Exhibit 10.5 to Broadmark Realty’s Form S-4 (File No. 001-39134), filed with the SEC on August 12, 2019).+

10.13

Broadmark Realty Capital Inc. Executive Officer Annual Cash Bonus Plan (incorporated by reference to Exhibit 10.1 to Broadmark Realty’s Form 8-K (File No. 001-39134), filed with the SEC on January 27, 2021).+

10.14

Credit Agreement, dated February 19, 2021, by and among Broadmark Realty Capital Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Broadmark Realty’s Form 8-K (File No. 001-39134), filed with the SEC on February 25, 2021).

21.1	List of Subsidiaries.*

22.1	List of Guarantor Subsidiaries of Broadmark Realty Capital Inc.*

23.1	Consent of Moss Adams LLP.*

31.1	Rule13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Broadmark Realty Capital Inc.*

31.2	Rule13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Broadmark Realty Capital Inc.*

32.1	Section 1350 Certification of the Chief Executive Officer of Broadmark Realty Capital Inc.*

32.2	Section 1350 Certification of the Chief Financial Officer of Broadmark Realty Capital Inc.*

*Exhibits that are filed or furnished herewith.

+ Management contract or compensatory plan, contract or arrangement.

ITEM 16.             FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of March 2021.

BROADMARK REALTY CAPITAL INC.

By:	/s/ Jeffrey B. Pyatt
Name:	Jeffrey Pyatt
Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Joseph L. Schocken	Chairman of the Board and Director	March 1, 2021
Joseph L. Schocken

/s/ Jeffrey B. Pyatt	President and Chief Executive Officer and Director	March 1, 2021
Jeffrey B. Pyatt	(Principal Executive Officer)

/s/ David Schneider	Chief Financial Officer (Principal Financial	March 1, 2021
David Schneider	Officer and Principal Accounting Officer)

/s/ Stephen G. Haggerty	Director	March 1, 2021
Stephen G. Haggerty

/s/ Daniel J. Hirsch	Director	March 1, 2021
Daniel J. Hirsch

/s/ David A. Karp	Director	March 1, 2021
David A. Karp

/s/ Norma J. Lawrence	Director	March 1, 2021
Norma J. Lawrence

/s/ Kevin M. Luebbers	Director	March 1, 2021
Kevin M. Luebbers

Report of Independent Registered Public Accounting Firm

To the Members and the Board of Directors of

Broadmark Realty Capital, Inc. (the “Predecessor Company Group”)

Opinion on the Financial Statements

We have audited the accompanying combined statements of income, members’ equity, and cash flows of the Predecessor Company Group, as defined in Note 1, (collectively, the “Predecessor”) for the period from January 1, 2019 to November 14, 2019, and for the year ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”) . In our opinion, the financial statements present fairly, in all material respects, the results of its operations and its cash flows for the period from January 1, 2019 to November 14, 2019 and for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

March 1, 2021

We have served as the Predecessor’s auditor since 2019.

Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Broadmark Realty Capital Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Broadmark Realty Capital Inc.

and subsidiaries (the “Company” or “Successor”) as of December 31, 2020 and 2019, the related consolidated statements of income, stockholders’ equity and cash flows for the year ended December 31, 2020, and for the period from November 15, 2019 to December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Successor as of December 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for the year ended December 31, 2020, and the period from November 15, 2019 to December 31, 2019, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

Change in Accounting Principle

As discussed in Notes 2 and 4 to the consolidated financial statements, the Company adopted Accounting Standards Codification Topic 326, Financial Instruments - Credit Losses (Topic 326). As explained below, auditing the Company’s allowance for credit losses was a critical audit matter.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowances for Credit Losses

The Company’s outstanding loans totaled $822 million as of December 31, 2020 and the associated allowance for credit losses (“ACL”) on loans was $10.6 million. As discussed in Notes 2 and 4 to the consolidated financial statements, the allowance for credit losses is a contra-asset valuation account, calculated in accordance with Topic 326 that is deducted from the outstanding mortgage notes receivable balance to present the net amount expected to be collected.

The ACL represented management’s best estimate of current expected credit losses on mortgage notes receivable, considering all available information, from internal and external sources, relevant to assessing exposure to credit loss over the contractual term of the loan portfolio. Loans were segmented into pools based upon similar collateral types. For each loan pool, management measured expected credit losses over the life of each loan utilizing models (the “Models”) that measure a probability of default (“PD”) and loss given default (“LGD”). Expected credit losses were calculated as the product of PD and LGD. PD’s and LGD’s were estimated by utilizing both internally sourced data, based on historical performance of each loan pool over the Company’s lending history, and externally sourced PD and LGD information by collateral types. A combination of the internal and external information was utilized by management within the Models to calculate the ACL. PD and LGD information was adjusted to reflect the current impact of certain macroeconomic variables as well as expected changes over a reasonable and supportable forecast period, which was consistent with contractual term of the loan portfolio. Auditing management’s estimate of the ACL involved a high degree of subjectivity due to the use of a combination of both internally and externally sourced loan data. We identified management’s conclusion on the extent of the use of internal PD and LGD information and externally sourced PD and LGD information to be a critical audit matter.

The primary procedures we performed to address this critical audit matter included:

●	Testing the design, implementation and operating effectiveness of controls relating to management’s adoption of Topic 326 and the calculation of the allowance for credit losses on loans, including controls over the reliability and accuracy of the data used in the Models, the accuracy of the calculation of the ACL, including determination of the assumptions used in the Models, and extent of the use of internal PD and LGD information and externally sourced PD and LGD information.
●	Testing the appropriateness of the methodology and assumptions used in the calculation of the ACL.
●	Testing the mathematical accuracy of the calculation itself, including completeness and accuracy of the data used in the calculation.
●	Involving internal specialists to evaluate the PD and LGD models and to perform procedures over inputs used in determining PD and LGD information used to calculate the ACL.
●	Evaluated the appropriateness of the extent to which internal and external information is used in calculating the ACL, including performing an independent sensitivity analysis to evaluate the reasonableness of management’s conclusions.

/s/ Moss Adams LLP

Everett, Washington

March 1, 2021

We have served as the Company’s auditor since 2019.

Broadmark Realty Capital Inc.

Consolidated Balance Sheets as of December 31, 2020 and 2019	F-2

Consolidated Statements of Income for the Year Ended December 31, 2020 (Successor), Period from November 15, 2019 through December 31, 2019 (Successor), Period from January 1, 2019 through November 14, 2019 (Predecessor), and Year Ended December 31, 2018 (Predecessor).

F-3
Consolidated Statements of Members’ Equity for the Period from January 1, 2019 through November 14, 2019 (Predecessor) and Year Ended December 31, 2018 (Predecessor).	F-4
Consolidated Statements of Stockholders’ Equity for the Year Ended December 31, 2020 (Successor) and Period from November 15, 2019 through December 31, 2019 (Successor)	F-5

Consolidated Statements of Cash Flows for the Year Ended December 31, 2020 (Successor), Period from November 15, 2019 through December 31, 2019 (Successor), Period from January 1, 2019 through November 14, 2019 (Predecessor), and Year Ended December 31, 2018 (Predecessor).

F-6
Notes to Consolidated Financial Statements	F-8

Broadmark Realty Capital Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	December 31, 2020	December 31, 2019
Assets
Cash and cash equivalents	$223,375	$238,214
Mortgage notes receivable, net	798,486	821,589
Interest and fees receivable, net	14,357	4,108
Investment in real property, net	8,473	5,837
Intangible assets, net	621	4,970
Goodwill	136,965	131,965
Other assets	5,042	2,046
Total assets	$1,187,319	$1,208,729

Liabilities and Equity
Accounts payable and accrued liabilities	$4,946	$8,415
Dividends payable	7,952	15,842
Total liabilities	$12,898	$24,257
Commitments and Contingencies (Note 10)
Preferred stock, $0.001 par value, 100,000,000 shares authorized, no shares issued and outstanding at December 31, 2020 and 2019	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized, 132,532,383 and 132,015,635 shares issued and outstanding at December 31, 2020 and 2019, respectively	132	132
Additional Paid in Capital	1,213,987	1,209,120
Accumulated deficit	(39,698)	(24,780)
Total equity	1,174,421	1,184,472
Total liabilities and equity	$1,187,319	$1,208,729

See accompanying notes to consolidated financial statements

Broadmark Realty Capital Inc.

Consolidated Statements of Income

(in thousands, except share and per share data)

	Successor	Successor	Predecessor	Predecessor
	Year Ended	Period from November 15,	Period from January 1, 2019	Year Ended
	December 31,	2019 through December 31,	through November 14,	December 31,
	2020	2019	2019 (2)	2018 (2)
Revenues
Interest income	$93,869	$13,207	$82,225	$58,429
Fee income	28,489	2,767	32,785	37,417
Total Revenue	122,358	15,974	115,010	95,846
Other Income (Expense):
Change in fair value of optional subscription liabilities	5,492	(4,924)	—	—
Expenses
Impairment:
Provision for credit losses, net	6,722	—	3,342	1,783
Operating expenses:
Compensation and employee benefits	17,506	2,527	5,554	3,945
General and administrative	13,391	2,843	10,402	8,278
Transaction costs	—	367	25,789	—
Total Expenses	37,619	5,737	45,087	14,006
Income before income taxes	90,231	5,313	69,923	81,840
Income tax provision	—	—	—	90
Net income	$90,231	$5,313	$69,923	$81,750
Earnings per common share: (1)
Basic	$0.68	$0.04
Diluted	$0.68	$0.04
Weighted-average shares of common stock outstanding, basic and diluted
Basic	132,209,495	132,111,329
Diluted	132,261,113	132,499,386

See accompanying notes to consolidated financial statements

(1)	The Company determined that earnings per unit in the Predecessor periods would not be meaningful to the users of this filing, given the different unit holders and members' equity structures of each individual entity in the Predecessor Company Group.

(2)	Predecessor periods are combined as disclosed in Note 1.

Broadmark Realty Capital Inc.

Consolidated Statements of Members' Equity

(in thousands, except share data)

	Class A Units		Class P Units		Preferred Units		Additional	Retained Earnings
	Units	Amount	Units	Amount	Units (1)	Amount	Paid-in Capital	(Accumulated Deficit)	Total
Balances as of December 31, 2017 (Predecessor)(3)	19,500	$1	—	$—	—	$382,595	$256	$(461)	$382,391
Contributions	—	—	—	—	308,426,581	308,426	—	—	308,426
Reinvestments	—	—	—	—	21,477,478	21,478	—	—	21,478
Net Income	—	—	—	—	—	—	—	81,750	81,750
Distributions	—	—	—	—	—	—	—	(81,926)	(81,926)
Redemptions	—	—	—	—	(27,520,106)	(27,520)	—	—	(27,520)
REIT Conversion, net(2)					(295,566,252)
Compensation expense related to grant of profits interest	(50)	—	50	—	—	—	259	—	259
Grants of restricted units	1,500	—	—	—	—	—	252	—	252
Balances as of December 31, 2018 (Predecessor)(3)	20,950	$1	50	$—	6,817,701	$684,979	$767	$(637)	$685,110
Contributions	850	—	—	—	3,563,859	356,386	—	—	356,386
Reinvestments	—	—	—	—	336,366	33,637	—	—	33,637
Net Income	—	—	—	—	—	—	—	69,923	69,923
Distributions	—	—	—	—	—	—	—	(102,204)	(102,204)
Redemptions	—	—	—	—	(1,555,623)	(155,744)	—	—	(155,744)
Compensation expense related to grant of profits interest	(100)	—	100	—	—	—	734	—	734
Grants of restricted units	150	—	—	—	—	—	474	—	474
Balances as of November 14, 2019 (Predecessor)(3)	21,850	$1	150	$—	9,162,303	$919,258	$1,975	$(32,918)	$888,316

See accompanying notes to consolidated financial statements.

(1)	Previous years equity classification differs from current year presentation due to change from prior capital structure. Portions of prior years' equity have been reclassed to retained earnings to conform with current year presentation. No change to total equity.
(2)	Certain companies of the Predecessor converted to a REIT during 2018 and the previous equity structure was converted.
(3)	Predecessor periods are combined as disclosed in Note 1.

Broadmark Realty Capital Inc.

Consolidated Statement of Stockholders' Equity

(in thousands, except share data)

	Preferred		Common stock		Additional
	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balances as of November 14, 2019 BRELF II, LLC	4,655,758	$467,235	—	$—	$—	$(12,259)	$454,976
Recapitalization of BRELF II, LLC and Broadmark	(4,655,758)	(467,235)	86,118,101	86	794,798	(1,992)	325,657
Consent fee paid to warrant holders	—	—	—	—	(66,679)	—	(66,679)
Issuance of shares in connection with Business Combination	—	—	45,896,534	46	479,573	—	479,619
Issuance of shares for exercised warrants	—	—	1,000	—	11	—	11
Net Income	—	—	—	—	—	5,313	5,313
Dividends	—	—	—	—	—	(15,842)	(15,842)
Stock-based compensation expense for restricted stock units	—	—	—	—	1,417	—	1,417
Balances as of December 31, 2019 (Successor)	—	$—	132,015,635	$132	$1,209,120	$(24,780)	$1,184,472
Adoption of ASU 2016-13	—	—	—	—	—	(1,975)	(1,975)
Issuance of shares for vested restricted stock units	—	—	516,723	—	—	—	—
Issuance of shares for exercised warrants	—	—	25	—	—	—	—
Net Income	—	—	—	—	—	90,231	90,231
Dividends	—	—	—	—	—	(103,174)	(103,174)
Stock-based compensation expense for restricted stock units	—	—	—	—	4,867	—	4,867
Balances as of December 31, 2020 (Successor)	—	$—	132,532,383	$132	$1,213,987	$(39,698)	$1,174,421

See accompanying notes to consolidated financial statements.

Broadmark Realty Capital Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Successor	Successor	Predecessor	Predecessor
	Year Ended	Period from November 15, 2019	Period from January 1, 2019	Year Ended
	December 31, 2020	through December 31, 2019	through November 14, 2019(1)	December 31, 2018(1)
Cash flows from operating activities
Net income	$90,231	$5,313	$69,923	$81,750
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of deferred origination and amendment fees	(23,114)	—	—	—
Amortization of intangible assets	(651)	1,030	1	1
Depreciation	93	8	111	96
Compensation expense related to grant of profits interest	—	—	734	259
Stock-based compensation expense for restricted stock units	4,867	1,417	—	—
Compensation expense related to grant of Class A units	—	—	474	—
Grants of restricted units	—	—	—	252
Provision for credit losses, net	6,722	—	3,342	1,783
Gain on sale of real property	—	—	—	(317)
Write down of investment in real property	—	—	179	—
Change in unrealized loss on investments in real property			—	167
Change in fair value of optional subscription liabilities	(5,492)	4,924	—	—
Changes in operating assets and liabilities:
Change in fees receivable from escrow	—	—	—	(319)
Interest and fees receivable, net	(10,249)	1,908	(5,134)	(882)
Change in other assets	(3,089)	(1,291)	(290)	(2,388)
Accounts payable and accrued liabilities	2,023	(7,669)	22,158	1,100
Net cash provided by operating activities	61,341	5,640	91,498	81,502
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	—	(13,740)	—	—
Investments in fixed assets	—	—	(268)	(261)
Proceeds from sale of real property	6,356	2,577	6,363	6,970
Improvements to investments in real property	(119)	—	(308)	(1,790)
Change in mortgage notes receivable, net	28,647	(14,729)	(222,178)	(280,569)
Net cash provided by (used in) investing activities	34,884	(25,892)	(216,391)	(275,650)
Cash flows from financing activities:
Proceeds from recapitalization with Trinity Merger Sub	—	327,056	—	—
Contributions from members	—	—	356,386	308,426
Contributions received in advance	—	—	(24,507)	17,137
Dividends paid	(111,064)	—	—	2,640
Distributions	—	(1,992)	(74,900)	(60,448)
Redemptions of members	—	—	(155,744)	(27,520)
Proceeds from exercise of warrants	—	11	—	—
Consent fee paid to holders of Public Warrants	—	(66,679)	—	—
Net cash provided by (used in) financing activities	(111,064)	258,396	101,235	240,235
Net increase (decrease) in cash and cash equivalents	(14,839)	238,144	(23,658)	46,087

Broadmark Realty Capital Inc.

Cash and cash equivalents, beginning of period	238,214	70	112,234	66,147
Cash and cash equivalents, end of period	$223,375	$238,214	$88,576	$112,234
Supplemental disclosure of non-cash investing and financing activities	—	—	—	—
Common stock issued in connection with the Business Combination	—	479,619	—	—
Common stock issued in connection with the Recapitalization of BRELF II	—	495,496	—	—
Common stock issued for transaction expenses in connection with Business Combination and Recapitalization	—	1,391	—	—
Assumption of consent fee liability in connection with the recapitalization with Trinity Merger Sub I, Inc.	—	66,679	—	—
Dividends payable	7,952	15,842	—	—
Reinvested distributions	—	—	33,637	21,478
Measurement period adjustment to goodwill and intangible assets	5,000	—	—	—
Mortgage notes receivable converted to real property owned	$8,873	$—	$2,046	$7,316

See accompanying notes to the consolidated financial statements

(1)	Predecessor periods are combined as disclosed in Note 1.

Broadmark Realty Capital Inc.

Notes to Consolidated Financial Statements

Note 1 - Organization and business

Broadmark Realty Capital Inc. (“Broadmark Realty,” the “Company,” “Successor,” “we,” “us” and “our”) is an internally managed commercial real estate finance company that provides secured financing to real estate investors and developers. Broadmark Realty’s objective is to preserve and protect shareholder capital while producing attractive risk-adjusted returns primarily through dividends generated from current income from its loan portfolio. Broadmark Realty operates in select states that it believes to have favorable demographic trends and provide Broadmark Realty the ability to efficiently access the underlying collateral in the event of borrower default.

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

The consolidated subsidiaries of Broadmark Realty after the Business Combination include BRMK Lending, LLC, BRMK Management, Corp., and Broadmark Private REIT Management, LLC. BRMK Lending, LLC originates short-term loans secured by first deed of trust liens on residential and commercial real estate. BRMK Management, Corp. (the “Manager”) manages the underwriting, closing, servicing and disposition of mortgage notes, and performs all general and administrative duties for Broadmark Realty. Broadmark Private REIT Management, LLC (the “Private REIT Manager”) manages Broadmark Private REIT, LLC (the “Private REIT”), an unconsolidated affiliate of the Company that primarily participates in loans originated, underwritten, and serviced by a subsidiary of Broadmark Realty.

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

Unless the context otherwise requires, references to “Broadmark Realty,” the “Company,” “we,” “us” and “our” in the remainder of this report refer to Broadmark Realty Capital Inc. and its consolidated subsidiaries after the Business Combination, and refer to the Predecessor Company Group for periods prior to the Business Combination.

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

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP").

The presentation of each Predecessor period has been conformed to the current period's presentation for the purposes of these consolidated financial statements. Additionally, certain balance sheet captions as of December 31, 2019 have been reclassified to conform to the current period's presentation.

Principles of Consolidation

For the Predecessor period, all significant intra-entity accounts, balances, and transactions have been eliminated in the preparation of the consolidated financial statements. Beginning November 15, 2019, all significant intercompany accounts, balances, and transactions have been eliminated in consolidation. Broadmark Realty consolidates those entities in which it has control over significant operating, financial and investing decisions of the entity, as well as those entities deemed to be variable interest entities (“VIEs”), if any, in which Broadmark Realty is determined to be the primary beneficiary. Broadmark Realty is not the primary beneficiary of, and therefore does not consolidate, any VIEs at December 31, 2020 and 2019.

The Private REIT was determined to be a voting interest entity for which we, through our wholly owned subsidiary acting as manager with no significant equity investment, do not hold a controlling interest in and do not consolidate. Furthermore, the Private REIT participation in loans originated by us meets the characteristics of a participating interest in accordance with GAAP and therefore, is treated as a sale of mortgage notes receivable and is derecognized from our consolidated financial statements.

Certain Significant Risks and Uncertainties

In the normal course of business, we encounter one primary type of economic risk in the form of credit risk. Credit risk is the risk of default on our investment in mortgage notes receivable resulting from a borrower’s inability or unwillingness to make contractually required payments. We believe that the carrying values of our loans reasonably consider this credit risk.

In addition, we are subject to significant tax risks. If we were to fail to qualify as a REIT in any taxable year, we would be subject to U.S. federal corporate income tax, which could be material.

Broadmark Realty Capital Inc.

Notes to Consolidated Financial Statements

We operate in a dynamic industry and, accordingly, can be affected by a variety of factors. For example, we believe that changes in any of the following areas could have a significant negative effect on us in terms of our future financial position, results of operations or cash flows: public health crises, like the novel coronavirus (“COVID-19”) pandemic; the economy in the areas we operate; competition in our market; the stability of the real estate market and the impact of interest rate changes; changes in government regulation affecting our business; natural disasters and catastrophic events; our ability to attract and retain qualified employees and key personnel; and protection of customers’ information and other privacy concerns, among other things.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts and disclosures at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. The most significant estimates relate to the expected credit losses on our loans and the fair value of financial instruments, such as investments in real property. Accordingly, actual results could differ from those estimates. The COVID-19 pandemic has introduced significant additional uncertainty with respect to estimates, judgments and assumptions, which may materially impact the estimates previously listed, among others.

Reportable Segments

We operate the business as one operating and reportable segment, which originates, underwrites and services construction loans.

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

We maintain our cash and cash equivalents with financial institutions. At times, such amounts may exceed federally insured limits. As of December 31, 2020 and 2019, the uninsured cash and cash equivalents balance was $222.4 million and $236.7 million, respectively. There were no restrictions on cash as of December 31, 2020 or 2019.

Mortgage Notes Receivable

Mortgage notes receivable (referred to herein as “mortgage notes receivable”, “construction loans”, “loans”, or “notes”) are classified as held for investment as we have the intent and ability to hold until maturity or payoff and are carried in the consolidated balance sheets at amortized cost, net of construction holdbacks, interest reserves, allowance for credit losses and deferred origination and amendment fees.

Broadmark Realty Capital Inc.

Notes to Consolidated Financial Statements

Participations in mortgage notes receivables are accounted for as sales and derecognized from the balance sheet when control over the transferred assets has been surrendered. Control over transferred assets is deemed to be surrendered when: (1) a group of financial assets or a participating interest in an entire financial asset has been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right, beyond a more than trivial benefit) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity. If the sales do not meet these criteria, the sale of the participation is treated as a secured borrowing. As of December 31, 2020, all participations in mortgage notes receivable sold to the Private REIT have achieved sale accounting. There were no participations as of December 31, 2019.

Deferred Income

Deferred income represents the amount of our origination and amendment fees that have been deferred and will be recognized in income over the contractual maturity of the underlying loan. Origination fees are included in the total commitment to the borrower and financed at the time of loan origination. Amendment fees are either included in the total commitment to the borrower and financed at the time of the loan amendment or are billed to the borrower when the loan is amended and not capitalized into the principal outstanding. Deferred origination and amendment fees capitalized into the principal outstanding are included within mortgage notes receivable, net on the consolidated balance sheets. Deferred amendment fees that are not capitalized into the principal outstanding are presented within interest and fees receivable, net on the consolidated balance sheets.

Interest and Fees Receivable

Interest on performing loans is accrued and recognized as interest income at the contractual rate of interest, or at the contractual rate of monthly minimum interest. Extension fees are charged when we agree to extend the maturity dates of loans. In addition, late fees are changed when borrower payments are contractually past due. Extension and late fees represent an outstanding fee receivable that is generally collected at loan pay off. We monitor each note’s outstanding interest and fee receivables and, based on historical performance, generally reserve against the balance after a receivable is greater than 60 days past due unless collectability of all amounts due is reasonably assured.

We have made an accounting policy election to exclude accrued interest and fee receivables from the amortized cost basis of the related mortgage notes receivable in determining the CECL allowance as any uncollected accrued interest receivable is written off in a timely manner.

Real property

Real property owned by us consists of real estate acquired in settlement of loans. Real estate acquired through foreclosure or deed in lieu of foreclosure is recorded at fair market value at the time of acquisition, which generally approximates the carrying value of the loan secured by such property. Costs related to acquisition, development, construction and improvements are capitalized to the extent the investment in the real property does not exceed the fair value less estimated costs to sell. Expenditures for repairs and maintenance are charged to expense when incurred.

As of December 31, 2020 and 2019, we owned three and two real properties, respectively.

Broadmark Realty Capital Inc.

Notes to Consolidated Financial Statements

Goodwill

Goodwill represents the excess of the consideration paid over the fair value of net assets acquired in connection with the Business Combination in November 2019. Goodwill is tested for impairment annually in October or more frequently if events or changes in circumstances indicate potential impairment. In testing goodwill for impairment, we follow ASC 350, Intangibles—Goodwill and Other, which permits a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying value including goodwill. An impairment loss is recognized to the extent that the carrying amount, including goodwill, exceeds the reporting unit’s fair value.

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

Other Assets

Other assets primarily consist of prepaid insurance, right-of-use asset and other operating receivables. In connection with the Business Combination, we entered into an arrangement to sublease an operating lease and have recorded a right-of-use asset and a lease liability in the amount of $0.4 million, representing the present value of the remaining payments under the lease discounted based on our incremental borrowing rate as of November 14, 2019. As of December 31, 2020, the remaining right-of-use asset and a lease liability are not significant to the consolidated balance sheet. We will record a right-of-use asset and a lease liability upon commencement of our new ten-year lease in 2021.

INCOME RECOGNITION

Interest Income

Interest income on mortgage notes receivable is accrued based on contractual rates applied to the principal balance outstanding, unless there is a minimum interest provision in the mortgage note. Many construction loans provide for minimum interest provisions, under which the contractual rate applies to, which are typically between 50% and 70% of the face amount of the note until the actual outstanding principal exceeds the minimum threshold.

Broadmark Realty Capital Inc.

Notes to Consolidated Financial Statements

Mortgage notes receivable can be placed in contractual default status for any of the following reasons: (1) an interest payment is more than 30 days past due; (2) a note matures and the borrower fails to make payment of all amounts owed or extend the loan; or (3) the collateral becomes impaired in such a way that the ultimate collection of the note is doubtful. The accrual of interest income is suspended when a loan is in contractual default unless the interest is paid in cash or collectability of all amounts due is reasonably assured. In addition, in certain instances, where the interest reserve on a current loan has been fully depleted and the interest payment is not expected to be collected from the borrower, we may place a current loan on non-accrual status and recognize interest income on a cash-basis. Interest previously accrued may be reversed at that time, and such reversal is offset against interest income. The accrual of interest income resumes only when the suspended loan becomes contractually current or a credit analysis supports the ability to collect in accordance with the terms of the loan.

Fee Income

We charge loan origination fees in conjunction with origination. Amendment fees are charged when loan terms are modified, such as increases in interest reserves and construction holdbacks in line with our underwriting criteria or upon modification of a loan for the transition from horizontal development to vertical construction. We defer and amortize loan origination and amendment fees over the contractual terms of the loans. Extension fees are charged when we agree to extend the maturity dates of loans and we charge fees on past due receivables. Extension and late fees are recognized when billed to the borrower. The Predecessor Companies did not defer loan origination and amendment fees, rather, loan fee income at origination or amendment due to the short-term nature of the loans, and the difference in accounting policy is not considered significant.

We charge inspection fees, which we use to hire independent inspectors to report on the status of construction projects. These fees are earned and recognized upon each construction draw request.

Impairment of Loans – Current Expected Credit Losses

For the year ended December 31, 2020, we adopted the current expected credit loss (“CECL Standard”) on January 1, 2020. The CECL Standard replaced the incurred loss model under existing guidance with an expected loss model for instruments measured at amortized cost. We now record an allowance for credit losses in accordance with the CECL Standard on our loan portfolio on a collective basis by assets with similar risk characteristics. In addition, for assets that are classified as collateral dependent based on foreclosure being probable, we continue to record loan specific allowances based on the fair value of the collateral for expected credit losses under the CECL Standard. Given the short-term nature of our loans, we evaluate the most recent external appraisal and depending on the age of the appraisal, may order a new appraisal or, where available, will evaluate against existing comparable sales or other pertinent information to estimate the fair value of the collateral for such loans.

The CECL Standard requires an entity to consider historical loss experience, current conditions, and a reasonable and supportable forecasts of the economic environment. The Company utilizes a probability of default/loss given default (“PD/LGD”) method approach for estimating current expected credit losses.

In accordance with the PD/LGD method, an annual historical loss rate is applied to the amortized cost of an asset or pool of assets over the remaining expected life. The PD/LGD method requires consideration of the timing of expected future funding of existing commitments and repayments over each asset’s remaining life. An annual loss factor, adjusted for macroeconomic estimates, is applied over each subsequent period and aggregated to arrive at the CECL allowance.

Broadmark Realty Capital Inc.

Notes to Consolidated Financial Statements

In determining the CECL allowance, we considered various factors including (i) historical loss experience in our portfolio (ii) historical loss experience in the commercial real estate lending market, (iii) timing of expected pay offs including prepayments and extensions where reasonably expected, and (iv) our current and future view of the macroeconomic environment. We utilize a reasonable and supportable forecast period equal to the contractual term of the loan plus short-term extensions of one to three months that are reasonably expected for construction loans.

Management estimates the allowance for credit losses using relevant information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The allowance for credit losses is maintained at a level sufficient to provide for expected credit losses over the life of the loan based on evaluating historical credit loss experience and making adjustments to historical loss information for differences in the specific risk characteristics in the current loan portfolio. Refer to “Note 4 – Mortgage Notes Receivable” for further information regarding the CECL allowance.

We have made an accounting policy election to exclude accrued interest receivable, included in interest and fees receivable, net on our consolidated balance sheets, from the amortized cost basis of the related mortgage notes receivable in determining the CECL allowance as any uncollected accrued interest receivable is written off in a timely manner. No interest income is recognized on mortgage notes receivable that are in contractual default unless the interest is paid in cash or collectability of all amounts due is reasonably assured. In addition, in certain instances, where the interest reserve on a current loan has been fully depleted and the interest payment is not expected to be collected from the borrower, we may place a current loan on non-accrual status and recognize interest income on a cash-basis.

Impairment of Loans-Incurred Loss Model

For the periods ended December 31, 2019 and November 14, 2019, and the year ended December 31, 2018, we evaluated loans designated as non-performing for impairment as we had some expectation that the repayment of loan, including both contractual interest and principal payments, may not be realized in full. We designated loans as non-performing at such time as (1) the borrower failed to make the required monthly interest-only loan payments; (2) the loan had a maturity default; or (3) in the opinion of management, it was probable we would be unable to collect all amounts due according to the contractual terms of the loan.

The allowance for credit losses reflected our estimate of incurred loan losses in the loan portfolio as of the balance sheet date. The allowance increased or decreased by recording the loan loss provision or recovery in our consolidated statements of income and decreased by charge-offs when losses were confirmed through the receipt of assets, such as in a pre-foreclosure sale or upon ownership control of the underlying collateral in full satisfaction of the loan upon foreclosure or when significant collection efforts had ceased. The allowance for credit losses was determined on an asset-specific basis.

The asset-specific allowance related to estimated losses on individual impaired loans. This assessment was based on factors such as payment status, lien position, borrower financial resources and investment collateral, collateral type, project economics and geographic location as well as national and regional economic factors.

For impaired loans, impairment was measured using the estimated fair value of collateral less the estimated cost to sell in comparison to the carrying value. Valuations were performed or obtained at the time a loan was determined to be impaired and designated as non-performing, and they are updated if circumstances indicate that a significant change in value has occurred. Given the short-term nature of our loans, we evaluate the most recent external appraisal and depending on the age of the appraisal, may order a new appraisal or, where available, will evaluate against existing comparable sales or other pertinent information to estimate the fair value of the collateral for such loans. As of December 31, 2019, all of our allowance for loan losses represented an asset-specific allowance.

Broadmark Realty Capital Inc.

Notes to Consolidated Financial Statements

EXPENSE RECOGNITION

Share‑Based Payments

We measure compensation expense for all share-based awards at fair value on the date of grant and recognize compensation expense over the service period on a straight-line basis for awards expected to vest, which is generally three years for employees and one year for directors. Share-based awards are issued under the Broadmark Realty Capital Inc. 2019 Stock Incentive Plan.

Awards made to our employees and directors, typically consist of restricted stock units and fair value is based on the grant date closing price of our common stock. All share based awards granted from December 31, 2020 have been awards with periodic vesting and we recognize the related expense on a straight -line basis over the requisite service period for the entire award, subject to periodic adjustments to ensure that the cumulative amount of expense recognized through the end of any reporting period is at least equal to the portion of the grant date value of the award that has vested through that date. We account for forfeitures prospectively as they occur. If there are any modifications or cancellations of the underlying unvested share-based awards, we may be required to accelerate or increase any remaining unrecognized or previously recorded stock-based compensation expense.

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

Income Taxes (Successor)

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, for U.S. federal income tax purposes (the “Code”). As a REIT, we generally are not subject to U.S. federal income taxes on net income we distribute to our shareholders. We intend to make timely distributions sufficient to satisfy the annual distribution requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax on our taxable income at regular corporate tax rates. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property and U.S. federal income and excise taxes on our undistributed income. Our TRSs are subject to U.S. federal income taxes.

Income Taxes (Predecessor)

The Predecessor Companies were taxed as partnerships and REITs under provisions of the Code. As such, the tax attributes of the partnerships are included in the individual tax returns of its members for partnerships and not for the Predecessor Company Group as the REIT entities met the qualifications to be taxed as REITs. Accordingly, the accompanying consolidated statement of income for the period ending November 14, 2019 includes no provision for income taxes for the Predecessor Company Group.

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

Recent Accounting Pronouncements

As a former emerging growth company, the Jumpstart Our Business Startups Act (“JOBS Act”) permitted us an extended transition period for complying with new or revised accounting standards affecting public companies. Through the third quarter of 2020, we elected to use this extended transition period and adopt certain new accounting standards on the private company timeline, which meant that our financial statements may not have been comparable to the financial statements of public companies that comply with such new or revised accounting standards on a non-delayed basis. We ceased to qualify as an emerging growth company effective December 31, 2020.

As discussed above under “Impairment of Loans-Current Expected Credit Losses”, we adopted the CECL Standard for the year ended December 31, 2020. This adoption was required when we ceased to qualify as an emerging growth company as of December 31, 2020, but the standard was then applicable for all of the year ended December 31, 2020. Accordingly, our previously reported quarterly net income for 2020 was adjusted for changes to our provision for credit losses. The CECL Standard required an initial effect of adoption to be recorded through a cumulative-effect adjustment to retained earnings as of January 1, 2020. Subsequent changes to the CECL allowance are recognized as a provision for credit losses through net income (loss).

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Under the amendments in ASU 2017-04, an entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The updated guidance requires prospective adoption. We adopted the standard on January 1, 2020 and there was no material impact on our consolidated financial statements.

Broadmark Realty Capital Inc.

Notes to Consolidated Financial Statements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), which (1) adds incremental requirements for entities to disclose (a) the amount of total gains or losses for the period recognized in other comprehensive income that is attributable to fair value changes in assets and liabilities held as of the balance sheet date and categorized within Level 3 of the fair value hierarchy (b) the range and weighted average used to develop significant unobservable inputs and (c) how the weighted average was calculated for fair value measurements categorized within Level of the fair value hierarchy and (2) eliminates disclosure requirements for (a) transfers between Level 1 and Level 2 and (b) valuation processes for Level 3 fair value measurements. We adopted the standard on January 1, 2020 and there was no material impact on our consolidated financial statements.

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

Total consideration allocated to the Business Combination under ASC 805 is $581.9 million, which was measured at its acquisition date fair value, consisting of $102.2 million in cash and $479.6 million of the Company common stock. Such amounts are inclusive of seller-transaction costs of $13.5 million, settled by the acquirer at closing in cash of $11.9 million and common stock of $1.6 million.

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

Note 4 - Mortgage notes receivable

The stated principal amount of mortgage notes receivable in our portfolio represents our interest in loans secured by first deeds of trust, security agreements or legal title to real estate located in the United States. Our lending standards require that all mortgage notes receivable be secured by a first deed of trust lien on real estate and that the maximum loan to value ratio (“LTV”) be no greater than 65%. The LTV is calculated on an “as-complete” appraised value of the underlying collateral as determined by an independent appraiser at the time of the loan origination. The lending standards also limit the initial outstanding principal balance of the loan to a maximum LTV of up to 65% of the “as-is” appraised value of the underlying collateral as determined by an independent appraiser at the time of the loan origination. Unless otherwise indicated, LTV is measured by the total commitment amount of the loan divided by the “as-complete” appraisal. LTVs do not reflect interim loan activity such as construction draws or interest payments capitalized to loans, or partial repayments of the loan. The maximum amount of a single loan may not exceed 10% of our total assets and the maximum amount to a single borrower may not exceed 15% of our total assets. We consider the maximum LTV as an indicator for the credit quality of a mortgage note receivable.

Mortgage notes receivable are considered to be short-term financings, with initial terms typically ranging from five to 18 months in duration based on the size of the project and expected timeline for completion of construction, which we often elect to extend for several months based on our evaluation of the project. All loans require monthly interest only payments and interest rates generally range from a fixed annual rate of 10% to 13%. Most loans are structured with an interest reserve holdback that covers the interest payments for most of the initial term of the loan. Once the interest reserve is depleted, borrowers are expected to pay their monthly interest payment within 10 days of month end.

Broadmark Realty Capital Inc.

Notes to Consolidated Financial Statements

Mortgage notes receivable are presented net of construction holdbacks, interest reserves, allowance for credit losses and deferred origination and amendment fee income in the consolidated balance sheets. The construction holdback represents amounts withheld from the funding of construction loans until we deem construction to be sufficiently completed. The interest reserve represents amounts withheld from the funding of certain mortgage notes receivable for the purpose of satisfying monthly interest payments over all or part of the term of the related note. Accrued interest is paid out of the interest reserve and recognized as interest income at the end of each month. The deferred origination and amendment fee income represents amounts that will be recognized over the contractual life of the underlying mortgage notes receivable.

The following table reconciles outstanding mortgage loan commitments to outstanding balance of mortgage notes receivable as of December 31, 2020 and 2019:

(dollars in thousands)	December 31, 2020	December 31, 2019
Total loan commitments	$1,245,963	$1,101,275
Less:
Construction holdbacks (1)	356,026	253,708
Interest reserves (1)	29,817	18,601
Private REIT participation (2)	37,729	—
Total principal outstanding for our mortgage notes receivable	822,391	828,966
Less:
Allowance for credit losses	10,590	4,096
Deferred origination and amendment fees	13,315	3,281
Mortgage notes receivable, net	$798,486	$821,589
(1)	Includes construction holdbacks of $40.4 million and interest reserves of $4.3 million on participating interests sold to the Private REIT as of December 31, 2020.
(2)	The Private REIT’s participations in loans originated by us meet the characteristics of participating interests and, therefore, are treated as sales of mortgage notes receivable and are derecognized from our consolidated financial statements.

Non-accrual status

As of December 31, 2020, the principal outstanding on loans placed on non-accrual status was $126.8 million and all these loans had an allowance for credit losses as of December 31, 2020. As of December 31, 2019, the principal outstanding on loans placed on non-accrual status was $32.9 million and these loans were evaluated for impairment based on the incurred loss model. For the year ended December 31, 2019, the principal outstanding on loans placed on non-accrual status and the average recorded investments in loans placed on non-accrual status was $16.9 million.

Current Expected Credit Losses

In assessing the CECL allowance, we consider historical loss experience, current conditions, and a reasonable and supportable forecast of the macroeconomic environment. We derived an annual historical loss rate based on the Company’s historical loss experience in our portfolio and historical loss experience in the commercial real estate industry provided by a third party adjusted to reflect our expectations of the macroeconomic environment based on forecast data per the Federal Reserve.

At adoption on January 1, 2020, the CECL allowance was $6.1 million, an increase of $2.0 million to the allowance for credit losses as of December 31, 2019. Accordingly, a cumulative-effect adjustment of $2.0 million was recorded to accumulated deficit in our consolidated statement of changes in stockholders’ equity.

Broadmark Realty Capital Inc.

Notes to Consolidated Financial Statements

The CECL allowance increased from initial adoption on January 1, 2020 through December 31, 2020. The increase is driven by a change in our view of estimated future macroeconomic conditions in the backdrop of the COVID-19 pandemic and an increase in the remaining expected term of certain loans in our portfolio in contractual default status as of December 31, 2020.

The following table summarizes the activity in the CECL Allowance from adoption on January 1, 2020 to December 31, 2020:

(dollars in thousands)	CECL Allowance(1)
Loan loss reserve as of December 31, 2019	$4,096
Adoption of ASU 2016-13, see Note 2	1,975
Charge-offs(2)	(2,203)
Increase in CECL reserve	6,722
CECL reserve as of December 31, 2020	$10,590
(1)	As of December 31, 2019, amount represents specific loan loss provisions recorded on individual loans before the adoption of the CECL Standard.
(2)	Represents expected credit losses previously reserved for and confirmed upon loan repayment or upon foreclosure and transfer to real property owned where the amount of proceeds or fair value of the underlying collateral received is less than the principal outstanding.

In determining our CECL allowance, we segment loans with similar characteristics. All of our loans are construction loans secured by residential or commercial real estate and, in assessing estimated credit losses, we evaluate various metrics, including, but not limited to, construction type, collateral type, LTV, market conditions of property location and borrower experience and financial strength.

The following tables allocate the carrying value of our loan portfolio based on our internal credit quality indicators in assessing estimated credit losses and vintage of origination at the dates indicated:

	At December 31, 2020		Year Originated (1)
(dollars in thousands)	Carrying Value	% of Portfolio	2020	2019	2018	2017	2016	Prior
Construction Type
Vertical Construction	$514,136	63.5%	$354,012	$57,090	$6,853	$88,655	$7,526	$—
Horizontal Development	153,345	19.0	129,607	15,028	283	—	8,427	—
Investment	141,595	17.5	98,146	18,657	7,259	16,444	—	1,089
Total	$809,076	100.0%	$581,765	$90,775	$14,395	$105,099	$15,953	$1,089
CECL allowance	(10,590)
Carrying value, net	$798,486
(1)	Represents the year of origination or amendment where the loan incurred a full re-underwriting.

Broadmark Realty Capital Inc.

Notes to Consolidated Financial Statements

	At December 31, 2020		Year Originated (1)
(dollars in thousands)	Carrying Value	% of Portfolio	2020	2019	2018	2017	2016	Prior
Collateral Type
Apartments	$129,588	16.0%	$79,931	$18,953	$—	$24,232	$6,472	$—
Residential Lots	124,548	15.4	105,830	10,291	—	—	8,427	—
Condos	92,245	11.4	52,714	3,106	4,405	32,020	—	—
Single family housing	90,131	11.1	69,438	8,839	1,028	10,103	—	723
Land	72,913	9.0	48,844	—	7,259	16,444	—	366
Townhomes	72,773	9.0	47,391	1,061	1,703	21,564	1,054	—
Mixed Use	66,092	8.2	60,232	5,860	—	—	—	—
Hotel	51,115	6.3	42,874	8,241	—	—	—	—
Senior Housing	34,283	4.2	34,283	—	—	—	—	—
Offices	29,540	3.7	8,495	21,045	—	—	—	—
Commercial Lots	15,683	1.9	15,683	—	—	—	—	—
Retail	11,397	1.4	9,500	1,897	—	—	—	—
Industrial	11,309	1.4	704	10,605	—	—	—	—
Quadplex	5,592	0.7	5,592	—	—	—	—	—
Commercial	877	0.1	—	877	—	—	—	—
Duplex	736	0.1	—	—	—	736	—	—
Commercial other	254	0.1	254	—	—	—	—	—
Total	$809,076	100.0%	$581,765	$90,775	$14,395	$105,099	$15,953	$1,089
CECL allowance	(10,590)
Carrying value, net	$798,486
(1)	Represents the year of origination or amendment where the loan incurred a full re-underwriting.

	At December 31, 2020		Year Originated (1)
(dollars in thousands)	Carrying Value	% of Portfolio	2020	2019	2018	2017	2016	Prior
LTV (2)
0 - 40%	$22,601	2.8%	$18,112	$—	$3,862	$261	$—	$366
41 - 45%	68,263	8.4	44,683	20,183	3,397	—	—	—
46 - 50%	23,864	2.9	15,917	7,224	—	—	—	723
51 - 55%	76,539	9.5	57,583	2,774	—	16,182	—	—
56 - 60%	135,170	16.7	117,309	3,106	—	9,639	5,116	—
61 - 65%	450,253	55.7	301,964	57,488	7,136	76,139	7,526	—
66 - 70%	9,416	1.2	9,416	—	—	—	—	—
71 - 75%	1,983	0.2	1,983	—	—	—	—	—
76 - 80%	14,544	1.8	14,544	—	—	—	—	—
Above 80%	6,443	0.8	254	—	—	2,878	3,311	—
Total	$809,076	100.0%	$581,765	$90,775	$14,395	$105,099	$15,953	$1,089
CECL allowance	(10,590)
Carrying value, net	$798,486
(1)	Represents the year of origination or amendment where the loan incurred a full re-underwriting.
(2)	Represents LTV as of origination or latest amendment. LTVs above 65% generally represent loans in contractual default status where we have agreed to extend funds to the borrower above 65% in order to ensure successful completion of the construction and return of capital.

Broadmark Realty Capital Inc.

Notes to Consolidated Financial Statements

Impaired mortgage notes receivable

Prior to the adoption of the CECL Standard, for the periods ended December 31, 2019 and November 14, 2019, and the year ended December 31, 2018, we evaluated each loan for impairment based on the incurred loss model. Loans in contractual default were designated as non-performing and were considered impaired as we had some expectation that the repayment of the loan, including both contractual interest and principal payments, may not be realized in full. Placing a loan in contractual default did not in and of itself result in an impairment if we deemed it probable that we would ultimately collect all amounts due. If a loan was determined to have impairment, we recorded an allowance through the provision for loan losses to reduce the carrying value of the loan to the fair value of the collateral less estimated costs to sell, as all of our loans were classified as collateral dependent as repayment was expected solely from the collateral.

As of December 31, 2019, the principal outstanding on impaired loans and loans with impairment was $32.9 and $18.7 million, respectively. For the year ended December 31, 2019, the average recorded investment in loans with impairment was $16.1 million.

All of the allowance for loan losses relates to loans deemed to be impaired. The following table summarizes the activity in the allowance for loan losses for the year ended December 31, 2019:

	Successor	Predecessor	Predecessor
	Period from November 15, 2019	Period from January 1, 2019	Year Ended
(dollars in thousands)	through December 31, 2019 (1)	through November 14, 2019	December 31, 2018
Beginning	$4,096	$1,704	$—
Provision for loan losses	—	3,342	1,783
Charge offs	—	(452)	(340)
Recoveries	—	—	261
Ending	$4,096	$4,594	$1,704

(1)	The beginning balance on November 15, 2019 (Successor) represents the allowance of the acquirer, BRELF II.

Note 5 – Fair value measurements

The following tables present estimated fair values of our financial instruments as of the period indicated, whether or not recognized or recorded in the consolidated balance sheets at the period indicated:

	December 31, 2020		Fair Value Measurements Using
	Carrying	Estimated
(dollars in thousands)	Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$223,375	$223,375	$223,375	$—	$—
Mortgage notes receivable, net	798,486	798,486	—	—	798,486
Interest and fees receivable, net	14,357	14,357	—	14,357	—
Investment in real property, net	8,473	8,473	—	—	8,473
Financial Liabilities
Accounts payable and accrued liabilities	$4,946	$4,946	$—	$4,946	$—

Broadmark Realty Capital Inc.

Notes to Consolidated Financial Statements

	December 31, 2019		Fair Value Measurements Using
	Carrying	Estimated
(dollars in thousands)	Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$238,214	$238,214	$238,214	$—	$—
Mortgage notes receivable, net	821,589	821,589	—	—	821,589
Interest and fees receivable	4,108	4,108	—	4,108	—
Investment in real property, net	5,837	5,837	—	—	5,837
Financial Liabilities
Accounts payable and accrued liabilities (1)	$8,415	$8,415	$—	$2,923	$5,492
(1)	Includes the level 3 valuation of the optional subscription liability derivative measured at fair value on a recurring basis.

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

The following table sets forth assets and liabilities measured and reported at fair value on a recurring and nonrecurring basis, as well as for which fair value is only disclosed, as of December 31, 2020 and 2019. All of these fair values are categorized as Level 3. The table also contains information about valuation methodologies and inputs used for assets that are measured at fair value and categorized within Level 3 as of December 31, 2020 and 2019:

	Level 3		Valuation	Unobservable	Range of
(dollars in thousands)	December 31, 2020	December 31, 2019	technique	inputs	inputs
Optional subscription liability(1)	$—	$5,492	Valuation model	Refer to Note 7 for assumptions	0 - 5%
Real property(2)	8,473	5,837	Collateral valuations	Discount to appraised value based on comparable market prices	0 - 10%
Collateral dependent loans, net of allowance for credit losses(3)	30,920	—	Collateral valuations	Discount to appraised value based on comparable market prices	0 - 10%
Impaired loans, net of allowance for loan losses(3)	—	28,853	Collateral valuations	Discount to appraised value based on comparable market prices	0 - 10%
Total	$39,393	$40,182
(1)	Optional subscription liability derivative measured at fair value on a recurring basis. Expired in November 2020.
(2)	Real property is stated at lower of cost or fair value, a non-recurring measurement of fair value.
(3)	Post CECL adoption on January 1, 2020, loans meeting the revised definition of collateral dependent are measured at the fair value less the costs to sell the underlying property. The carrying value of the collateral dependent loans, net of the allowance for credit losses, approximates fair value.
(4)	Prior to CECL adoption, for impaired loans, the fair value is based on the fair value less the costs to sell the underlying property. The carrying value of the impaired loans, net of the allowance for loan losses, approximates fair value.

Broadmark Realty Capital Inc.

Notes to Consolidated Financial Statements

Fair value on a recurring basis

In connection with the Mergers, we issued $75 million of common stock, along with 7.2 million warrants and an optional subscription of up to $25 million of additional common stock (the “Optional Subscription Liability”) in a private placement transaction with certain entities affiliated with Farallon Capital Management, LLC (the “Farallon Entities”), which transaction is described in further detail in Note 11. The optional subscription expired unexercised on November 14, 2020. We accounted for the Optional Subscription Liability as a derivative and, accordingly, we measured at fair value on a recurring basis. The value of this Optional Subscription Liability was included in accounts payable and accrued liabilities in the accompanying consolidated balance sheet as of December 31, 2019. The $5.5 million decrease in the liability for the year ended December 31, 2020 was recorded as other income in the accompanying consolidated statement of income. The Optional Subscription Liability was valued using a lattice model that primarily incorporated observable inputs such as our common stock price, exercise price term of the option and the risk-free rate, however, it also incorporated an assumption for equity volatility based on the volatility of the common stock of comparable public companies. As the result of using unobservable inputs in the valuation, we classified the Optional Subscription Liability as Level 3 within the fair value hierarchy.

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

For collateral dependent and impaired loans, fair values are based on the value of the underlying collateral less the costs to sell. At each reporting date, these loans are evaluated based upon the most recent independent third-party appraisals of value discounted based upon our experience with actual liquidation values. These discounts to the appraisals generally range from 0% to 10%. As the result of using unobservable inputs in the valuation, we classify collateral dependent and impaired loans as Level 3 within the fair value hierarchy.

Fair value disclosure only

For certain of our financial instruments, including cash equivalents, interest and fees receivable, other receivables, accounts payable, and accrued liabilities, which are classified under Level 1 within the fair value hierarchy, the carrying amounts approximate fair value due to their short-term maturities.

The mortgage notes receivable are secured by first deeds of trust, security agreements or legal title to real estate located in the United States. The mortgage notes receivable generally have initial terms ranging between five and 18 months based on the size of the project and expected timeline for completion of construction and may be extended by paying additional fees. Upon adoption of the CECL Standard on January 1, 2020, all loans are pooled and evaluated for expected credit losses and mortgage notes receivable are presented net of an allowance for credit losses. Due to the short-term maturity of the mortgage notes receivable, a premium or discount is not material and the carrying value approximates fair value. Prior to the adoption of the CECL Standard, mortgage notes receivable other than loans in contractual default where the estimated fair value of collateral was less than amortized cost, did not have an allowance and we believed carrying value approximated fair value. We believe that our mortgage notes receivable net of the CECL allowance continues to approximate fair value of the portfolio. As a result of the use of unobservable inputs, including third-party appraisals for estimating as-complete appraised values, we classify mortgage notes receivable as Level 3 within the fair value hierarchy.

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

We continuously evaluate the presence of triggering events that require an impairment test. An impairment loss is recognized to the extent that the carrying amount, including goodwill, exceeds the reporting unit’s fair value. In the first quarter of 2020, we determined that COVID-19 was a triggering event based on the adverse impact on our business and results of operations. Specifically, we noted that COVID-19 and containment measures have contributed to, among other things, adverse impacts on the progress of construction on our borrowers’ projects, the demand for and value of commercial and residential real estate that our borrowers have developed, the creditworthiness of our borrowers and other counterparties, the capital and credit market conditions and potential delays in foreclosure proceedings. We performed a quantitative assessment of our goodwill based on both the market and income approach and determined that, as of March 31, 2020, the fair value of the reporting unit exceeded the carrying value and there was no goodwill impairment. During the second and third quarters of 2020, we continued to monitor the impact of COVID-19 and determined there were no new triggering events to warrant updating our quantitative assessment of goodwill performed as of March 31, 2020. We continue to monitor the impact of COVID-19 and reevaluated the fair value of the reporting unit during our annual assessment in October 2020 and the fair value of the reporting unit exceeded the carrying value and there was no goodwill impairment.

Intangible Assets

All of our intangible assets relate to the Business Combination, specifically the value of customer relationships. The following table summarizes the balances of intangible assets as of December 31, 2020:

Acquired
(dollars in thousands)	Intangibles
Asset Type
Customer relationships	$1,000
Less: Accumulated amortization	379
Intangible assets, net	$621

The weighted average life remaining of the intangible assets is approximately 1.8 years. Amortization expense for the next three years, based on preliminary valuations and determinations of useful lives, is expected to be as follows:

	Year ended December 31,
(dollars in thousands)	2021	2022
Estimated future intangible amortization expense	$339	$282

Broadmark Realty Capital Inc.

Notes to Consolidated Financial Statements

Note 7 - Stockholders’ Equity and Members’ Equity

Stockholders’ Equity

The Company is authorized to issue 500,000,000 shares of common stock with a par value of $0.001 per share and 100,000,000 shares of preferred stock with a par value of $0.001 per share. Holders of our common stock are entitled to one vote for each share. As of December 31, 2020 and 2019, there were 132,532,383 and 132,015,635 shares of common stock issued and outstanding, respectively, and no shares of preferred stock issued and outstanding.

As of December 31, 2020 and 2019, there were 41.7 million public warrants outstanding to acquire one-fourth of a share of common stock at a price of $2.875 (the “Public Warrants”), and 5.2 million warrants outstanding to acquire one share of our common stock at a price of $11.50 per share (the “Private Warrants”). In the aggregate, we have outstanding warrants to purchase approximately 15.6 million shares of common stock at a price of $11.50 per whole share.

As part of the PIPE Investment (for further details, refer to Note 11), the Farallon Entities had an option (the “Optional Subscription”) to purchase up to $25 million of additional shares of common stock, which were exercisable during the 365-day period following the consummation of the Business Combination at $10.45352229 (the “Reference Price”). The Optional Subscription expired unexercised on November 14, 2020. The Farallon Entities were entitled to cash settle, in whole or in part, the exercise of the Optional Subscription, and therefore, the Optional Subscription did not meet the requirements for equity classification and was assumed to be settled in cash and classified as a liability in our consolidated balance sheet. The liability was $0 and $5.5 million as of December 31, 2020 and 2019, respectively, and was included in accounts payable and accrued liabilities.

The fair value of the Optional Subscription Liability was estimated using a lattice model using the assumptions noted below in the following table. Expected volatility is based on the historical volatility of a peer group of public companies. The risk-free interest rate is based on the US Treasury Constant Maturity curve, commensurate with the time to expiry of warrants.

	As of December 31, 2020	As of December 31, 2019
Expected volatility	N/A	13.0%
Expected dividend yield	N/A	7.3%
Expected life (in years)	N/A	0.9
Risk-free interest rate	N/A	1.6%

Broadmark Realty Capital Inc.

Notes to Consolidated Financial Statements

Earnings per Share

We present both basic and diluted earnings per common share (“EPS”) amounts in our consolidated financial statements. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted EPS reflects the maximum potential dilution that could occur from our outstanding warrants and restricted stock units. We considered the treasury stock method to measure dilution to earnings per share in calculating the net number of shares that would be issued assuming any related proceeds are used to buy back outstanding shares. As of December 31, 2020, the two-class method was no longer applicable as we no longer have any instruments that are dilutive since the Optional Subscription expired unexercised on November 14, 2020. In accordance with GAAP, our policy is to apply the more dilutive methodology upon issuance of such instruments. The table below presents the computation of basic and diluted net income per share of common stock for the following periods:

	Successor	Successor
	Year Ended	Period from November 15, 2019
(dollars in thousands, except share and per share data):	December 31, 2020	through December 31, 2019
Net income	$90,231	$5,313
Basic weighted-average shares of common stock outstanding	132,209,495	132,111,329
Dilutive effect of share-based compensation	51,618	388,057
Diluted weighted-average shares of common stock outstanding (1)	132,261,113	132,499,386
Basic earnings per share	$0.68	$0.04
Diluted earnings per share	$0.68	$0.04
(1)	We exclude anti-dilutive shares from calculation of weighted-average shares for diluted earnings per share. There were 15.6 million shares related to the Public Warrants and Private Warrants for the year ended December 31, 2020 and the period from November 15 through December 31, 2019, unvested restricted stock unit awards of 315,260 shares for the year ended December 31, 2020, and 2.4 million shares related to the Optional Subscription which had a cash settlement feature at the option of the holder for the period from November 15 through December 31, 2019, which are not included in the above calculation of diluted earnings per share because in doing so they would be anti-dilutive.

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

Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Code, which relate to organizational structure, diversity of stock ownership, and certain restrictions with regard to the nature of assets and the sources of income. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as U.S. federal, state, and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of December 31, 2020 and 2019, we were in compliance with all REIT requirements.

Based on our evaluation, we concluded that there are no significant uncertain tax positions requiring recognition in our consolidated financial statements of a contingent tax liability for uncertain tax positions. Additionally, there were no amounts accrued for penalties or interest as of or during the periods presented in the accompanying consolidated financial statements.

The state and local tax jurisdictions for which we are subject to tax-filing obligations recognize our status as a REIT, and therefore, we generally do not pay income tax in such jurisdictions. We may, however, be subject to certain minimum state and local tax filing fees as well as certain excise or business taxes. Our TRSs are subject to U.S. federal, state and local income taxes.

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

As of December 31, 2020 and 2019, 4,049,134 and 4,569,378 share awards, respectively, were available to be issued under the Plan. The restricted stock units (“RSUs”) granted under the Plan generally vest from one to three years depending on the terms of the specific award.

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

Dividend equivalents are not accrued or paid on RSUs granted to employees, executive officers and directors and accordingly those RSUs are not considered participating securities.

If an award granted under the Plan expires or terminates, the shares subject to any portion of the award that expires or terminates without having been exercised or paid will again become available for the issuance of additional awards.

The following table summarizes the activity related to RSUs during 2020:

		Weighted Average
		Grant Date Fair
	Shares	Market Value
Unvested RSUs outstanding as of December 31, 2019 (Successor)	334,928
Granted	520,244	10.91
Vested	(421,029)	$11.28
Unvested RSUs outstanding as of December 31, 2020 (Successor)	434,143

For the year ended December 31, 2020, we recognized compensation related to RSUs of $4.9 million based on amortizing the fair value of the awards over the service (vesting) period. As of December 31, 2020, there was $4.1 million of net unrecognized compensation cost related to unvested stock-based compensation arrangements. This compensation cost is recognized on a straight-line basis over a weighted-average period of 1.9 years.

Profits Interests and Equity Compensation (Predecessor)

The Predecessor Company Group expensed the fair value of share-based compensation awards granted to employees and directors over the period each award vests. Compensation cost was measured using the Black-Scholes model. The Predecessor Company Group expensed the fair value of restricted unit awards granted to employees over the period each award vested. There were 150 units granted during the period from January 1, 2019 through November 14, 2019 at $11,717 per unit, which were to vest ratably over 48 months. The fair value of restricted unit awards was equal to the fair value of the Predecessor Company’s units at the date of grant. The units were valued using an internal model with market inputs available on the date of grant. The restricted units were settled as part of the Business Combination.

Note 10 - Commitments and Contingencies

The following table illustrates our contractual obligations and commercial commitments by due date as of December 31, 2020:

		Less than 1			More than
(dollars in thousands)	Total	year	1-3 years	3-5 years	5 years
Construction holdbacks (1)	356,026	229,431	126,595	—	—
Operating lease obligations	$11,848	$647	$1,893	$2,008	$7,300
Total	$367,874	$230,078	$128,488	$2,008	$7,300
(1)	Includes construction holdbacks of $40.4 million on participating interests sold to the Private REIT as of December 31, 2020.

Broadmark Realty Capital Inc.

Notes to Consolidated Financial Statements

Our commitments and contingencies include usual obligations incurred by real estate lending companies in the normal course of business, including construction holdbacks as disclosed in Note 4.

In addition, on March 18, 2020, we signed a new ten-year lease agreement for our Seattle headquarters, which was expected to commence in the first quarter of 2021 upon completion of tenant improvements and is included in the above table. Progress on the tenant improvements was impacted by COVID-19 and the lease commencement was in February 2021.

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

Concentration Risk

Our portfolio of active loans is mainly secured by first deed of trust liens on residential and commercial real estate located in 12 states and the District of Columbia. Our loan portfolio is also concentrated within ten counties, the largest being Salt Lake, Utah. As of December 31, 2020, the top ten counties make up 43.2% of the total committed amount of loans in our total portfolio.

Note 11 - Related party transactions

Private Placement with Farallon

In connection with the Business Combination and concurrently with the execution of the Merger Agreement, the Company entered into certain subscription agreements with the Farallon Entities for a private placement (the “PIPE Investment”) of the Company’s shares of common stock, pursuant to which, immediately prior to the consummation of the Business Combination, the Company issued and sold to the Farallon Entities an aggregate of 7,174,163 shares of common stock for an aggregate purchase price of approximately $75.0 million at a price per share equal to the Reference Price. In addition, pursuant to the subscription agreements, the Farallon Entities had an option to purchase up to $25.0 million of additional shares of common stock, exercisable at the Reference Price. This option expired on November 14, 2020. In connection with the PIPE Investment, the Company issued to the Farallon Entities an aggregate of 7,174,163 Public Warrants. The Farallon Entities received a fee for each warrant equal to the cash payable per each warrant held by unaffiliated Public Warrant holders in connection with the warrant amendment proposal approved as part of the Business Combination, in an amount equal to $1.60 per warrant. In addition, the Farallon Entities were entitled to cash settle, in whole or in part, the exercise of their option to purchase up to $25.0 million of additional shares of common stock to the extent the delivery of the additional shares to the Farallon Entities would result, together with their affiliates and any other persons whose beneficial ownership of shares of common stock would be aggregated with the Farallon Entities or their affiliates for purpose of Section 13(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in beneficial ownership in excess of 9.9% of the shares of common stock outstanding immediately after giving effect to such issuance of the shares of common stock. As a result of the PIPE Investment, the Farallon Entities own more than 5% of our outstanding common stock.

The Company also provided the Farallon Entities with certain registration rights in connection with the PIPE Investment, pursuant to which we registered in December 2019 the shares of our common stock, Public Warrants and shares issuable upon exercise of the option and Public Warrants under the Securities Act.

Broadmark Realty Capital Inc.

Notes to Consolidated Financial Statements

Under Financial Advisory/Investment Banking Agreements between Tranceka Capital and certain of the Predecessor Management Companies, Tranceka Capital provided services to the applicable Predecessor Management Company related to raising capital for the applicable Predecessor Company. Under these agreements, Tranceka Capital was paid a commission from the Company of 1% in the month capital was raised, and after 12 months also received a “tail” commission of 0.5% per year, payable in quarterly installments. These agreements terminated on November 14, 2019. These commissions totaled $5.7 million for January 1, 2019 through November 14, 2019 and $4.6 million for the year ended December 31, 2018.

Broadmark Private REIT, LLC

The Private REIT is a private real estate finance company that primarily participates in short-term, first deed of trust loans secured by real estate that are originated, underwritten and serviced by Broadmark Realty Capital Inc. The Private REIT is managed by our subsidiary in accordance with a market-based arrangement and was determined to be a voting interest entity. We do not directly or indirectly control the Private REIT and own only a nominal interest in the Private REIT’s common units and, therefore, we do not consolidate the Private REIT. Furthermore, the Private REIT’s participations in loans originated by us meet the characteristics of participating interests and therefore, are treated as sales of mortgage notes receivable and are derecognized from our consolidated financial statements. As of December 31, 2020, the Private REIT’s participation in the total principal balance funded and outstanding was approximately $37.7 million.

Note 12 - Selected Quarterly Financial Data (Unaudited)

The following tables summarize selected three months ended financial data for periods presented:

	Three Months Ended	Three Months Ended	Three Months Ended	Three Months Ended
	December 31,	September 30,	June 30,	March 31,

(dollars and shares in thousands except per share amounts)	Successor
2020:
Revenue	$32,537	$28,983	$29,070	$31,768
Net income(1)	22,414	25,504	15,844	26,469
Earnings per common share data:
Earnings per share
Basic and diluted	$0.17	$0.19	$0.12	$0.20
Weighted average number of common shares:
Basic	132,537	132,282	132,165	132,111
Diluted	132,668	132,317	132,165	132,336
(1)	Net income for the quarters ended September 30, June 30, and March 31, 2020 includes additional provision for (reversals of) credit losses of $(2.3), $3.9 and $0.8 million, respectively, associated with the adoption of the CECL Standard. Refer to Note 2 for further discussion.

Broadmark Realty Capital Inc.

Notes to Consolidated Financial Statements

The combined statements of income prior to November 14, 2019 represented the activity of the Predecessor Company. We determined that earnings per unit would not be meaningful to the users of this filing, given the different unit holders and members’ equity structures of each individual entity in the Predecessor Company Group.

	Period from	Period from
	November 15 to	October 1 to	Three Months Ended	Three Months Ended	Three Months Ended
	December 31,	November 14,	September 30,	June 30,	March 31,

(dollars and shares in thousands except per share amounts)	Successor	Predecessor
2019:
Revenue	$15,974	$14,073	$34,581	$36,573	$29,783
Net income	5,313	(12,125)	25,856	31,202	24,990
Earnings per common share data:
Earnings per share
Basic and diluted	$0.04	$—	$—	$—	$—
Weighted average number of common shares:
Basic	132,111	—	—	—	—
Diluted	132,499	—	—	—	—

Note 13 - Subsequent events

Dividend Declaration

On January 11, 2021, our board of directors declared a cash dividend of $0.07 per common share payable on February 12, 2021 to stockholders of record as of January 29, 2021, and on February 16, 2021, our board of directors declared a cash dividend of $0.07 per common share payable on March 15, 2021 to stockholders of record as of February 26, 2021.

Credit Facility

On February 19, 2021, we entered into a credit agreement with a syndicate of lenders and JPMorgan Chase Bank, N.A., as administrative agent for the lenders, providing for a $135.0 million revolving credit facility. By providing backup liquidity for future draws, we expect the availability of the revolving credit facility will enable us to use a larger percentage of our cash balances for lending activities without planning to incur debt in the ordinary course of business.

Our obligations under the revolving credit facility are secured by substantially all of our Company’s assets, The revolving credit facility contains covenants customary for financings of this type, including limitations on the incurrence of indebtedness, liens, asset dispositions, acquisitions, mergers and consolidations, certain dividends, distributions and other payments, advances and investments, payments to affiliates, optional prepayments and other modifications of certain other indebtedness, and amendments, terminations and waivers of certain material agreements, as well as a minimum tangible net worth and a total debt to equity ratio requirement. Among other things, the credit agreement provides that we may not pay cash dividends that would result in non-compliance with the financial covenants under the credit agreement or during an event of default under the credit agreement, except in the case of defaults other than payment defaults, for dividends in amounts necessary to maintain our REIT status. The revolving credit facility contains events of default customary for financings of this type, including failure to pay principal, interest and other amounts, materially incorrect representations or warranties, failure to observe covenants and other terms of the revolving credit facility, cross-defaults to other indebtedness, bankruptcy, insolvency, material judgments, certain ERISA violations, changes in control and failure to maintain REIT status, in some cases subject to customary grace periods.