Form 10-K/A
period 2020-12-31
Broadmark Realty Capital Inc.
filed 2021-03-02
CIK 1784797

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Explanatory Note

Broadmark Realty Capital Inc. (the “Company”) is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission on March 1, 2020 (the “Original Filing”), for the sole purposes of filing amended and restated Exhibits 32.1 and 32.2 and a corrected subsidiary list as Exhibit 21.1. Exhibits 32.1 and 32.2 in the Original Filing each included an inadvertent reference to a prior fiscal year. The Company is therefore amending the Original Filing for the purpose of correcting the fiscal year referenced in Exhibits 32.1 and 32.2, correcting the subsidiary list in Exhibit 21.1 and providing updated Exhibit 31 certifications and Exhibit 23.1 consent of the Company’s independent registered public accounting firm in connection with this Amendment.

Except as described above, no other amendments are being made to the Original Filing. This Amendment does not reflect events occurring after the filing of our Original Filing or modify or update the disclosure contained in the Original Filing in any way other than as discussed above.

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

4.6

Description of Securities registered under Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.6 to Broadmark Realty’s Form 10-K (File No. 001 39134), filed with the SEC on March 1, 2021).

10.1

Employment Agreement, dated August 9, 2019, by and between Broadmark Realty Capital Inc. and Jeffrey Pyatt (incorporated by reference to Exhibit 10.1 to Broadmark Realty’s Form 8-K (File No. 001-39134), filed with the SEC on November 20, 2019).+

10.2

Employment Agreement, dated November 14, 2019, by and between Broadmark Realty Capital Inc. and David Schneider (incorporated by reference to Exhibit 10.2 to Broadmark Realty’s Form 8-K (File No. 001-39134), filed with the SEC on November 20, 2019).+

10.3

Employment Agreement, dated September 5, 2020, by and between Broadmark Realty Capital Inc. and Nevin Boparai (incorporated by reference to Exhibit 10.1 to Broadmark Realty’s Form 10-Q (File No. 001-39134), filed with the SEC on November 9, 2020). +

10.4

Employment Agreement, dated November 3, 2020, by and between Broadmark Realty Capital Inc. and Linda Koa (incorporated by reference to Exhibit 10.4 to Broadmark Realty’s Form 10-K (File No. 001 39134), filed with the SEC on March 1, 2021). +

10.5

Employment Agreement, dated November 19, 2020, by and between Broadmark Realty Capital Inc. and Daniel Hirsty (incorporated by reference to Exhibit 10.5 to Broadmark Realty’s Form 10-K (File No. 001 39134), filed with the SEC on March 1, 2021).+

10.6

Form of Subscription Agreement, by and between Broadmark Realty Capital Inc., Trinity Merger Corp., Farallon Capital Partners, L.P., Farallon Capital Institutional Partners, L.P., Farallon Capital Institutional Partners II, L.P., Farallon Capital Institutional Partners III, L.P., Four Crossings Institutional Partners V, L.P., and Farallon Capital (AM) Investors, L.P. (incorporated by reference to Exhibit 10.5 to Broadmark Realty’s Form 8-K (File No. 001-39134), filed with the SEC on November 20, 2019).

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

21.1	List of Subsidiaries.*

22.1	List of Guarantor Subsidiaries of Broadmark Realty Capital Inc (incorporated by reference to Exhibit 22.1 to Broadmark Realty’s Form 10-K (File No. 001 39134), filed with the SEC on March 1, 2021).

23.1	Consent of Moss Adams LLP.*

31.1	Rule13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Broadmark Realty Capital Inc.*

31.2	Rule13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Broadmark Realty Capital Inc.*

32.1	Section 1350 Certification of the Chief Executive Officer of Broadmark Realty Capital Inc.*

32.2	Section 1350 Certification of the Chief Financial Officer of Broadmark Realty Capital Inc.*

101:
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Taxonomy Extension Schema
101.CAL	Taxonomy Extension Calculation Linkbase
101.LAB	Taxonomy Extension Label Linkbase
101.PRE	Taxonomy Extension Presentation Linkbase
101.DEF	Taxonomy Extension Definition Document

104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

BROADMARK REALTY CAPITAL INC.

By:	/s/ David Schneider
Name:	David Schneider
Title:	Chief Financial Officer

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