Form 10-Q
period 2021-03-31
Broadmark Realty Capital Inc.
filed 2021-05-10
CIK 1784797

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

Large accelerated filer ☒ Accelerated filer ☐	Smaller reporting company ☐ Emerging growth company ☐
Non-accelerated filer ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of May 5, 2021, there were 132,573,178 shares of common stock outstanding.

Broadmark Realty Capital Inc.

Broadmark Realty Capital Inc.

As used in this Quarterly Report on Form 10-Q, the terms “Broadmark Realty,” “the Company,” “we,” “us” and “our” refer to Broadmark Realty Capital Inc., unless the context indicates otherwise.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact contained in this Quarterly Report, including statements regarding our future results of operations and financial position, strategy and plans, and our expectations of future operations, are forward-looking statements. Forward-looking statements reflect the Company’s current views with respect to, among other things, capital resources, portfolio performance and projected results of operations. Likewise, the Company’s statements regarding anticipated growth in its operations, anticipated market conditions, demographics and results of operations are forward-looking statements. In some cases, you can identify these forward-looking statements by the use of terminology such as “outlook,” “believes,” “expects,” “projects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words or phrases.

The forward-looking statements contained in this Quarterly Report are based on our current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that future developments affecting the Company will be those that it has anticipated. Actual results may differ materially from those in the forward-looking statements. Some factors that could cause the Company’s actual results to differ include, but are not limited to:

●	the magnitude, duration and severity of the novel coronavirus (“COVID-19”) pandemic;
●	disruptions in our business operations, including construction lending activity, relating to COVID-19;
●	adverse impact of COVID-19 on the value of our goodwill;
●	the impact of actions taken by governments, businesses, and individuals in response to COVID-19;
●	the current and future health and stability of the economy and residential housing market, including any extended slowdown in the real estate markets as a result of COVID-19;
●	changes in laws or regulations applicable to our business, employees, lending activities, including current and future laws, regulations and orders that limit our ability to operate in light of COVID-19;
●	defaults by borrowers in paying debt service on outstanding indebtedness;
●	the adequacy of collateral securing our loans and declines in the value of real estate property securing our loans;
●	availability of origination and acquisition opportunities acceptable to us;
●	potential mismatches in the timing of asset repayments and the maturity of the associated financing agreements;
●	increased competition from entities engaged in construction lending activities;
●	general economic uncertainty and the effect of general economic conditions on the real estate and real estate capital markets in particular;
●	general and local commercial and residential real estate property conditions;
●	changes in U.S. federal government policies;
●	changes in U.S. federal, state and local governmental laws and regulations that impact our business, assets or classification as a real estate investment trust;
●	our ability to pay, maintain or grow the dividend in the future;
●	changes in interest rates;
●	the availability of, and costs associated with, sources of liquidity;
●	the adequacy of our policies, procedures and systems for managing risk effectively;
●	the ability to manage future growth;
●	changes in personnel and availability of qualified personnel; and
●	other factors set forth in our periodic filings with the Securities and Exchange Commission.

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

Broadmark Realty Capital Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data, unaudited)

	March 31, 2021	December 31, 2020
Assets
Cash and cash equivalents	$204,277	$223,375
Mortgage notes receivable, net	804,471	798,486
Interest and fees receivable, net	16,503	14,357
Investment in real property, net	13,113	8,473
Right-of-use assets	6,304	—
Goodwill	136,965	136,965
Other assets	10,263	5,663
Total assets	$1,191,896	$1,187,319

Liabilities and Equity
Accounts payable and accrued liabilities	$6,568	$4,946
Lease Liabilities	8,347	—
Dividends payable	9,280	7,952
Total liabilities	$24,195	$12,898
Commitments and Contingencies (Note 10)
Preferred stock, $0.001 par value, 100,000,000 shares authorized, no shares issued and outstanding at March 31, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized, 132,566,410 and 132,532,383 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	132	132
Additional Paid in Capital	1,214,724	1,213,987
Accumulated deficit	(47,155)	(39,698)
Total equity	1,167,701	1,174,421
Total liabilities and equity	$1,191,896	$1,187,319

See accompanying notes to the condensed consolidated financial statements

Broadmark Realty Capital Inc.

Condensed Consolidated Statements of Income

(in thousands, except share and per share data, unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2021	March 31, 2020
Revenues
Interest income	$22,017	$24,553
Fee income	7,451	7,215
Total Revenue	29,468	31,768
Other Income:
Change in fair value of optional subscription liabilities	—	4,604
Expenses
Impairment:
Provision for credit losses, net	2,708	4,432
Operating expenses:
Compensation and employee benefits	3,560	3,193
General and administrative	2,819	2,278
Total Expenses	9,087	9,903
Income before income taxes	20,381	26,469
Income tax provision	—	—
Net income	$20,381	$26,469
Earnings per common share:
Basic	$0.15	$0.20
Diluted	$0.15	$0.20
Weighted-average shares of common stock outstanding, basic and diluted
Basic	132,550,227	132,111,329
Diluted	132,678,812	132,336,315

See accompanying notes to the condensed consolidated financial statements

Broadmark Realty Capital Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data, unaudited)

	Preferred		Common stock		Additional
	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balances as of December 31, 2020	—	$—	132,532,383	$132	$1,213,987	$(39,698)	$1,174,421
Net Income	—	—	—	—	—	20,381	20,381
Dividends	—	—	—	—	—	(27,838)	(27,838)
Issuance of shares for vested restricted stock units	—	—	34,027	—	—	—	—
Stock-based compensation expense for restricted stock units	—	—	—	—	737	—	737
Balances as of March 31, 2021	—	$—	132,566,410	$132	$1,214,724	$(47,155)	$1,167,701

	Preferred		Common stock		Additional
	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balances as of December 31, 2019	—	$—	132,015,635	$132	$1,209,120	$(24,780)	$1,184,472
Adoption of ASU 2016-13	—	—	—	—	—	(1,975)	(1,975)
Net Income	—	—	—	—	—	26,469	26,469
Dividends	—	—	—	—	—	(31,700)	(31,700)
Issuance of shares for vested restricted stock units	—	—	95,694	—	—	—	—
Stock-based compensation expense for restricted stock units	—	—	—	—	914	—	914
Balances as of March 31, 2020	—	$—	132,111,329	$132	$1,210,034	$(31,986)	$1,178,180

See accompanying notes to the condensed consolidated financial statements

Broadmark Realty Capital Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2021	March 31, 2020
Cash flows from operating activities
Net income	$20,381	$26,469
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of deferred origination and amendment fees	(6,612)	(5,422)
Depreciation and amortization	163	(904)
Amortization of right of use assets	94	110
Amortization of financing costs	142	—
Stock-based compensation expense for restricted stock units	737	914
Provision for credit losses, net	2,708	4,432
Change in fair value of optional subscription liabilities	—	(4,604)
Changes in operating assets and liabilities:
Interest and fees receivable, net	(2,146)	(2,351)
Other assets	171	(163)
Accounts payable and accrued liabilities	713	(167)
Lease liabilities	(10)	(110)
Net cash provided by operating activities	16,341	18,204
Cash flows from investing activities:
Purchases of property and equipment	(135)	—
Proceeds from sale of real property	815	2,213
Improvements to investments in real property	(250)	(79)
Change in mortgage notes receivable, net	(4,255)	36,856
Net cash provided by (used in) investing activities	(3,825)	38,990
Cash flows from financing activities:
Dividends paid	(26,510)	(36,973)
Payment of costs to obtain credit facility	(5,104)	—
Net cash provided by (used in) financing activities	(31,614)	(36,973)
Net increase (decrease) in cash and cash equivalents	(19,098)	20,221
Cash and cash equivalents, beginning of period	223,375	238,214
Cash and cash equivalents, end of period	$204,277	$258,435
Supplemental disclosure of non-cash investing and financing activities
Dividends payable	$9,280	$10,569
Measurement period adjustment to goodwill and intangible assets	—	5,000
Mortgage notes receivable converted to real property owned	5,205	—
Operating lease right-of-use assets	6,360	—
Lease liabilities arising from obtaining right-of-use assets	8,319	—
Property and equipment purchased through tenant improvement allowance	1,959	—

See accompanying notes to the condensed consolidated financial statements

Broadmark Realty Capital Inc.

Notes to Condensed Consolidated Financial Statements

Note 1 - Organization and business

Broadmark Realty Capital Inc. (“Broadmark Realty,” “the Company,” “we,” “us” and “our”) is an internally managed commercial real estate finance company that provides secured financing to real estate investors and developers. Broadmark Realty’s objective is to preserve and protect shareholder capital while producing attractive risk-adjusted returns primarily through dividends generated from current income from its loan portfolio. Broadmark Realty operates in select states that it believes to have favorable demographic trends and provide Broadmark Realty the ability to efficiently access the underlying collateral in the event of borrower default.

The consolidated subsidiaries of Broadmark Realty include BRMK Lending, LLC, BRMK Management, Corp., and Broadmark Private REIT Management, LLC. BRMK Lending, LLC originates short-term loans secured by first deed of trust liens on residential and commercial real estate. BRMK Management, Corp. (the “Manager”) manages the underwriting, closing, servicing and disposition of mortgage notes, and performs all general and administrative duties for Broadmark Realty. Broadmark Private REIT Management, LLC (the “Private REIT Manager”) manages Broadmark Private REIT, LLC (the “Private REIT”), an unconsolidated affiliate of the Company that primarily participates in loans originated, underwritten and serviced by a subsidiary of Broadmark Realty.

Broadmark Realty has elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. Broadmark Realty generally will not be subject to U.S. federal corporate income tax on that portion of its net income that is distributed to stockholders if it distributes at least 90% of its REIT taxable income to its stockholders by prescribed dates and complies with various other requirements. The Company also operates its business in a manner that permits it to maintain an exclusion from registration under the Investment Company Act of 1940. As a REIT, Broadmark Realty may own up to 100% of the stock of one or more taxable REIT subsidiaries (“TRSs”), which may earn income that would not be qualifying income if earned directly by a REIT. The Manager is a TRS and this election applies to the wholly-owned subsidiaries of the Manager, including the Private REIT Manager.

Note 2 - Summary of significant accounting policies

Basis of Presentation

The accompanying condensed consolidated financial statements include Broadmark Realty Capital Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. These condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes included in Broadmark Realty Capital Inc.’s Annual Report on Form 10-K/A for the year ended December 31, 2020, which was filed with the SEC on March 2, 2021. The condensed consolidated balance sheet as of December 31, 2020, included herein, was derived from the audited financial statements of Broadmark Realty Capital Inc. as of that date.

The unaudited condensed consolidated interim financial statements, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position as of March 31, 2021, our results of operations and stockholders’ equity for the three month periods ended March 31, 2021 and 2020, and our cash flows for the three month periods ended March 31, 2021 and 2020. The results of the three month period ended March 31, 2021 is not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any interim period or for any other future year.

Broadmark Realty Capital Inc.

Notes to Condensed Consolidated Financial Statements

Principles of Consolidation

Broadmark Realty consolidates those entities in which it has control over significant operating, financial and investing decisions of the entity, as well as those entities deemed to be variable interest entities (“VIEs”), if any, in which Broadmark Realty is determined to be the primary beneficiary. Broadmark Realty is not the primary beneficiary of, and therefore does not consolidate, any VIEs.

The Private REIT was determined to be a voting interest entity for which we, through our wholly-owned subsidiary acting as manager with no significant equity investment, do not hold a controlling interest in and do not consolidate. Furthermore, the Private REIT participation in loans originated by us meets the characteristics of a participating interest in accordance with GAAP and therefore, is treated as a sale of mortgage notes receivable and is derecognized from our consolidated financial statements.

Reclassifications

Certain amounts in our prior period condensed consolidated financial statements have been reclassified to conform to the presentation of our current period condensed consolidated financial statements. These reclassifications had no effect on our previously reported net income or stockholders’ equity. The reclassification for the separate presentation of accretion of deferred origination and amendment fees resulted in a reclassification of net cash provided by operating activities to net cash provided by investing activities, both as previously reported. The reclassifications also included the separate presentation of amortization of right of use assets and change in lease liabilities and the combined presentation of depreciation and amortization on the condensed consolidated statements of cash flows.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts and disclosures at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. The most significant estimates relate to the expected credit losses on our loans and the fair value of financial instruments and investments in real property. Accordingly, actual results could differ from those estimates. The COVID-19 pandemic has introduced significant additional uncertainty with respect to estimates, judgments and assumptions, which may materially impact the estimates previously listed, among others.

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

We operate in a dynamic industry and, accordingly, can be affected by a variety of factors. For example, we believe that changes in any of the following areas could have a significant negative effect on us in terms of our future financial position, results of operations or cash flows: public health crises, like the COVID-19 pandemic; the economy in the areas we operate; competition in our market; the stability of the real estate market and the impact of interest rate changes; changes in government regulation affecting our business; natural disasters and catastrophic events; our ability to attract and retain qualified employees and key personnel; and protection of customers’ information and other privacy concerns, among other things.

Broadmark Realty Capital Inc.

Notes to Condensed Consolidated Financial Statements

Reportable Segments

We operate the business as one reportable segment, which originates, underwrites and services construction loans.

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

We maintain our cash and cash equivalents with financial institutions, which are insured up to a maximum of $250,000 per account as of March 31, 2021 and December 31, 2020. The balances in these accounts may exceed the insured limits. There were no restrictions on cash as of March 31, 2021 or December 31, 2020.

Mortgage Notes Receivable

Mortgage notes receivable (referred to herein as “mortgage notes receivable”, “construction loans”, “loans”, or “notes”) are classified as held for investment as we have the intent and ability to hold until maturity or payoff and are carried in the condensed consolidated balance sheets at amortized cost, net of construction holdbacks, interest reserves, allowance for credit losses and deferred origination and amendment fees.

Participations in mortgage notes receivables are accounted for as sales and derecognized from the balance sheet when control over the transferred assets has been surrendered. Control over transferred assets is deemed to be surrendered when: (1) a group of financial assets or a participating interest in an entire financial asset has been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right, beyond a more than trivial benefit) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity. If the sales do not meet these criteria, the sale of the participation is treated as a secured borrowing. As of March 31, 2021, all participations in mortgage notes receivable sold to the Private REIT have achieved sale accounting.

Current Expected Credit Losses Allowance

In the fourth quarter of 2020, we adopted the current expected credit loss (“CECL Standard”) for the full year ended December 31, 2020 as we ceased to qualify as an emerging growth company effective December 31, 2020. As a result, we were no longer permitted an extended transition period for complying with new or revised accounting standards affecting public companies. The initial CECL allowance adjustment of $2.0 million was recorded on January 1, 2020 as a cumulative-effect of change in accounting principle through a direct charge to accumulated deficit on our condensed consolidated statements of stockholders’ equity; however subsequent changes to the CECL allowance are recognized through net income on our condensed consolidated statements of income. Our condensed consolidated statement of income for the three months ended March 31, 2020 includes an additional provision for credit losses of $0.8 million associated with the adoption of the CECL Standard, as a result, our previously reported net income of $27.3 million for this period is lower by $0.8 million.

Broadmark Realty Capital Inc.

Notes to Condensed Consolidated Financial Statements

The CECL Standard replaced the incurred loss model under existing guidance with an expected loss model for instruments measured at amortized cost. We now record an allowance for credit losses in accordance with the CECL Standard on our loan portfolio, including unfunded construction holdbacks, on a collective basis by assets with similar risk characteristics. In addition, for assets that are classified as collateral dependent based on foreclosure being probable, we continue to record loan specific allowances based on the fair value of the collateral for expected credit losses under the CECL Standard. Given the short-term nature of our loans, we evaluate the most recent external appraisal and depending on the age of the appraisal, may order a new appraisal or, where available, will evaluate against existing comparable sales or other pertinent information to estimate the fair value of the collateral for such loans.

The CECL Standard requires an entity to consider historical loss experience, current conditions, and a reasonable and supportable forecast of the economic environment. The Company utilizes a probability of default/loss given default (“PD/LGD”) method approach for estimating current expected credit losses.

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

In determining the CECL allowance, we considered various factors including (i) historical loss experience in our portfolio, (ii) historical loss experience in the commercial real estate lending market, (iii) timing of expected pay offs including prepayments and extensions where reasonably expected, and (iv) our current and future view of the macroeconomic environment. We utilize a reasonable and supportable forecast period equal to the contractual term of the loan plus short-term extensions of one to three months that are reasonably expected for construction loans.

Management estimates the allowance for credit losses using relevant information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The allowance for credit losses is maintained at a level sufficient to provide for expected credit losses over the life of the loan based on evaluating historical credit loss experience and making adjustments to historical loss information for differences in the specific risk characteristics in the current loan portfolio. Refer to “Note 3 – Mortgage Notes Receivable” for further information regarding the CECL allowance. The CECL Allowance related to the principal outstanding is presented within mortgage notes receivable, net and for unfunded commitments is within accounts payable and accrued liabilities on our condensed consolidated balance sheets.

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

Broadmark Realty Capital Inc.

Notes to Condensed Consolidated Financial Statements

Deferred Income

Deferred income represents the amount of our origination and amendment fees that have been deferred and will be recognized in income over the contractual maturity of the underlying loan. Origination fees are included in the total commitment to the borrower and financed at the time of loan origination. Amendment fees are either included in the total commitment to the borrower and financed at the time of the loan amendment or are billed to the borrower when the loan is amended and not capitalized into the principal outstanding. Deferred origination and amendment fees capitalized into the principal outstanding are included within mortgage notes receivable, net on the consolidated balance sheets. Deferred amendment fees that are not included in the principal outstanding are presented within interest and fees receivable, net on the condensed consolidated balance sheets.

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

As of March 31, 2021 and December 31, 2020, we owned four and three properties or projects, respectively.

Leases

Our office space in Seattle, Washington is subject to an operating lease. Our operating lease is included in right of use assets and lease liabilities on our consolidated balance sheets. The lease agreement includes both lease components (e.g., fixed rent) and non-lease components (e.g., common area maintenance). We account for the lease and non-lease components as a single component.

Right of use assets represent our right to use an underlying asset during the lease term and lease liabilities represent our obligation to make lease payments. Right of use assets and lease liabilities are recognized at the lease commencement date based on the present value of the total lease payments not yet paid, including lease incentives not yet received, with the right of use assets further adjusted for any prepaid or accrued lease payments, lease incentives received and/or initial direct costs incurred. Our lease arrangement also includes variable payments for costs such as common-area maintenance, utilities, taxes or other operating costs, which are based on a percentage of actual expenses incurred. These variable lease payments are excluded from the measurement of the right of use assets and lease liabilities.

Broadmark Realty Capital Inc.

Notes to Condensed Consolidated Financial Statements

Our lease term is through January 2032, which includes an option to extend the lease term for an additional five years. When determining if a renewal option is reasonably certain of being exercised at lease commencement, we consider several factors, including but not limited to, contract-based, asset-based and entity-based factors. We reassess the term of the existing lease if there is a significant event or change in circumstances within our control that affects whether we are reasonably certain to exercise the option to extend the lease. Examples of such events or changes include construction of significant leasehold improvements or other modifications or customizations to the underlying asset, relevant business decisions or subleases. We have concluded that the renewal option is not reasonably certain of being exercised, therefore, the renewal is not included in the right of use asset and lease liability.

As our lease did not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments.

We recognize lease expense for our operating lease on a straight-line basis over the lease term. Variable lease payments are generally recognized when incurred. These expenses are included in general and administrative expenses in the consolidated statements of income.

Goodwill

Goodwill represents the excess of the cost of an acquired business over the fair value of the assets acquired at the date of acquisition and is not amortized. We assess the impairment of goodwill on an annual basis, in our fourth quarter, or whenever events or changes in circumstances indicate that goodwill may be impaired. In our evaluation of goodwill, we typically first perform a qualitative assessment to determine whether the carrying value of each reporting unit is greater than its fair value. If it is more likely than not that the carrying value of a reporting unit is greater than its fair value, we perform a quantitative assessment and an impairment charge is recorded in our statements of operations for the excess of carrying value of the reporting unit over its fair value. We reevaluated the fair value of the reporting unit during our annual assessment in the fourth quarter of 2020 and the fair value of the reporting unit exceeded the carrying value and there was no goodwill impairment. During the first quarter of 2021, we continued to monitor the impact of COVID-19 and determined there were no new triggering events to warrant a quantitative assessment of our goodwill.

In the first quarter of 2020, we recorded a measurement period adjustment to reduce the preliminary fair value of intangible assets in the form of customer relationships by $5.0 million and increased our preliminary value of goodwill by $5.0 million. As a result of this adjustment to preliminary values, $0.9 million of amortization of intangible assets recorded in 2019 was reversed in the first quarter of 2020.

Other Assets

Other assets primarily consist of fixed assets, deferred financing costs, intangible assets, prepaid insurance and other operating receivables.

Fixed Assets

Fixed assets, which are included in other assets in the accompanying condensed consolidated balance sheets are stated at cost, less accumulated depreciation. Repairs and maintenance to these assets are charged to expense as incurred; major improvements enhancing the function and/or useful life are capitalized. When items are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gains or losses arising from such transactions are recognized. Depreciation is recorded on the straight-line basis over the estimated useful life of the assets. For computer equipment, office equipment, furniture and fixtures the useful lives range from three to seven years. For leasehold improvements, we depreciate over the shorter of expected useful life or lease term.

Broadmark Realty Capital Inc.

Notes to Condensed Consolidated Financial Statements

Deferred Financing Costs

Deferred financing costs represent direct costs associated with the execution of the revolving credit facility. As the revolving credit facility has no principal outstanding and there is no recognized debt liability, the deferred financing costs are included in other assets on the condensed consolidated balance sheet. These costs are amortized on the straight-line basis over the initial term of our credit facility.

Intangible Assets

We record the intangible assets at fair value at the acquisition date and are amortizing the value of these finite-lived intangibles into expense over the expected useful life. All of our intangible assets relate to the value of customer relationships. As of March 31, 2021 and December 31, 2020, intangible assets net of accumulated amortization was $0.5 and $0.6 million, respectively.

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

Broadmark Realty Capital Inc.

Notes to Condensed Consolidated Financial Statements

EXPENSE RECOGNITION

Operating Expenses

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

Awards made to our employees and directors, typically consist of restricted stock units (“RSUs”). For awards with only a service vesting condition, the fair value of the award is based on the grant date closing price of our common stock less the present value of expected dividends over the requisite service period as the awards are not entitled to dividends. For these awards, we recognize stock-based compensation expense on a straight-line basis over the requisite service period for the entire award, subject to periodic adjustments to ensure that the cumulative amount of expense recognized through the end of any reporting period is at least equal to the portion of the grant date fair value of the award that has vested through that date, and we account for forfeitures prospectively as they occur. For awards that contain both service vesting and market conditions, referred to as performance restricted stock units (“pRSUs”), we use a Monte Carlo simulation model to calculate the grant date fair value. For these market-condition awards, regardless of the outcome of the market condition, we recognize stock-based compensation expense on a straight-line basis over the longest of explicit and derived service periods, and we account for forfeitures prospectively as they occur. If there are any modifications or cancellations of the underlying unvested share-based awards, we may be required to accelerate or increase any remaining unrecognized or previously recorded stock-based compensation expense.

Income Taxes

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

Earnings per Share

We present both basic and diluted earnings per common share (“EPS”) amounts in our condensed consolidated financial statements. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted EPS reflects the maximum potential dilution that could occur from our outstanding warrants and restricted stock units. We utilize the treasury stock method to measure dilution to earnings per share in calculating the net number of shares that would be issued assuming any related proceeds are used to buy back outstanding shares.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that we have yet to adopt with an expected impact on our financial position, results of operations or cash flows.

Broadmark Realty Capital Inc.

Notes to Condensed Consolidated Financial Statements

Note 3 - Mortgage notes receivable

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

Mortgage notes receivable are presented net of construction holdbacks, interest reserves, allowance for credit losses and deferred origination and amendment fee income in the condensed consolidated balance sheets. The construction holdback represents amounts withheld from the funding of construction loans until we deem construction to be sufficiently completed. The interest reserve represents amounts withheld from the funding of certain mortgage notes receivable for the purpose of satisfying monthly interest payments over all or part of the term of the related note. Accrued interest is paid out of the interest reserve and recognized as interest income at the end of each month. The deferred origination and amendment fee income represents amounts that will be recognized over the contractual life of the underlying mortgage notes receivable.

Broadmark Realty Capital Inc.

Notes to Condensed Consolidated Financial Statements

The following table reconciles outstanding mortgage loan commitments to outstanding balance of mortgage notes receivable as of March 31, 2021 and December 31, 2020:

(dollars in thousands)	March 31, 2021	December 31, 2020
Total loan commitments	$1,280,964	$1,245,963
Less:
Construction holdbacks(1)	379,069	356,026
Interest reserves(1)	30,369	29,817
Private REIT participation(2)	42,740	37,729
Total principal outstanding for our mortgage notes receivable	828,786	822,391
Less:
Allowance for credit losses(3)	10,663	10,590
Deferred origination and amendment fees	13,652	13,315
Mortgage notes receivable, net	$804,471	$798,486
(1)	Includes construction holdbacks of $42.1 and $40.4 million and interest reserves of $3.6 and $4.3 million on participating interests sold to the Private REIT as of March 31, 2021 and December 31, 2020, respectively.
(2)	The Private REIT’s participations in loans originated by us meet the characteristics of participating interests and, therefore, are treated as sales of mortgage notes receivable and are derecognized from our condensed consolidated financial statements.
(3)	$0.9 million of the CECL Allowance is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable and accrued liabilities in our condensed consolidated balance sheet.

Non-accrual status

As of March 31, 2021 and December 31, 2020, the principal outstanding on loans in contractual default status placed on non-accrual status was $177.7 and $126.8 million, respectively, and all non-accrual loans had an allowance for credit losses.

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

Broadmark Realty Capital Inc.

Notes to Condensed Consolidated Financial Statements

The following tables summarize the activity in the CECL Allowance during the three months ended March 31, 2021 and 2020:

	CECL Allowance
(dollars in thousands)	Funded	Unfunded (2)	Total
CECL allowance as of December 31, 2020	$10,590	$—	$10,590
Provision for credit losses, net	1,761	947	2,708
Charge-offs(1)	(1,688)	—	(1,688)
CECL allowance as of March 31, 2021	$10,663	$947	$11,610

(dollars in thousands)	CECL Allowance
Loan loss reserve as of December 31, 2019	$4,096
Adoption of ASU 2016-13(3)	1,975
Provision for credit losses, net	4,432
Charge-offs(1)	(537)
CECL allowance as of March 31, 2020	$9,966
(1)	Represents either loan repayments where the proceeds are less than the principal outstanding or transfers to real property owned upon foreclosure where the fair values of the underlying collateral are less than the principal outstanding.
(2)	CECL Allowance relates to unfunded commitments is presented as a liability under accounts payable and accrued liabilities in our condensed consolidated balance sheet.
(3)	Recorded as a direct charge to stockholders’ equity as a cumulative-effect of change in accounting principle.

Broadmark Realty Capital Inc.

Notes to Condensed Consolidated Financial Statements

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

The following tables allocate the carrying value of our loan portfolio based on our internal credit quality indicators in assessing estimated credit losses and vintage of origination at the dates indicated:

	At March 31, 2021		Year Originated (1)
(dollars in thousands)	Carrying Value	% of Portfolio	2021	2020	2019	2018	2017	Prior
Construction Type
Vertical Construction	$505,347	62.0%	$118,678	$252,275	$37,051	$3,080	$88,973	$5,290
Horizontal Development	143,405	17.6	60,361	63,180	15,453	283	—	4,128
Investment	166,382	20.4	46,769	72,987	18,917	3,809	17,953	5,947
Total	$815,134	100.0%	$225,808	$388,442	$71,421	$7,172	$106,926	$15,365
CECL allowance(2)	(10,663)
Carrying value, net	$804,471
(1)	Represents the year of origination or amendment where the loan incurred a full re-underwriting.
(2)	$0.9 million of the CECL Allowance is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable and accrued liabilities in our condensed consolidated balance sheet.

	At March 31, 2021		Year Originated (1)
(dollars in thousands)	Carrying Value	% of Portfolio	2021	2020	2019	2018	2017	Prior
Collateral Type
Apartments	$149,936	18.4%	$44,920	$54,135	$19,952	$—	$25,897	$5,032
Residential Lots	125,808	15.4	57,579	49,003	9,874	—	—	9,352
Condos	85,240	10.5	9,269	39,408	200	1,326	35,037	—
Single family housing	73,990	9.1	16,047	45,079	5,579	1,078	5,484	723
Land	73,237	9.0	40,678	12,321	—	3,052	17,186	—
Townhomes	80,611	9.9	12,348	43,735	—	1,716	22,554	258
Mixed Use	40,429	5.0	9,884	28,622	1,923	—	—	—
Hotel	53,253	6.5	1,192	42,990	9,071	—	—	—
Senior Housing	38,149	4.7	—	38,149	—	—	—	—
Offices	31,525	3.9	—	9,480	22,045	—	—	—
Commercial Lots	15,259	1.9	—	15,259	—	—	—	—
Retail	11,838	1.5	5,594	4,346	1,898	—	—	—
Industrial	15,403	1.9	15,403	—	—	—	—	—
Quadplex	5,915	0.7	—	5,915	—	—	—	—
Commercial	6,524	0.8	5,645	—	879	—	—	—
Duplex	3,821	0.5	3,053	—	—	—	768	—
Commercial other	4,196	0.3	4,196	—	—	—	—	—
Total	$815,134	100.0%	$225,808	$388,442	$71,421	$7,172	$106,926	$15,365
CECL allowance(2)	(10,663)
Carrying value, net	$804,471
(1)	Represents the year of origination or amendment where the loan incurred a full re-underwriting.
(2)	$0.9 million of the CECL Allowance is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable and accrued liabilities in our condensed consolidated balance sheet.

Broadmark Realty Capital Inc.

Notes to Condensed Consolidated Financial Statements

	At March 31, 2021		Year Originated (1)
(dollars in thousands)	Carrying Value	% of Portfolio	2021	2020	2019	2018	2017	Prior
LTV (2)
0 - 40%	$45,090	5.5%	$21,356	$20,369	$—	$3,052	$313	$—
41 - 45%	29,256	3.6	27,489	1,767	—	—	—	—
46 - 50%	46,420	5.7	15,507	15,460	15,453	—	—	—
51 - 55%	77,277	9.5	27,310	29,594	2,777	—	16,873	723
56 - 60%	54,992	6.7	15,073	25,769	200	—	13,950	—
61 - 65%	532,281	65.3	118,559	270,307	52,991	4,120	75,790	10,514
66 - 70%	17,582	2.2	514	17,068	—	—	—	—
71 - 75%	—	0.0	—	—	—	—	—	—
76 - 80%	—	0.0	—	—	—	—	—	—
Above 80%	12,236	1.5	—	8,108	—	—	—	4,128
Total	$815,134	100.0%	$225,808	$388,442	$71,421	$7,172	$106,926	$15,365
CECL allowance(3)	(10,663)
Carrying value, net	$804,471
(1)	Represents the year of origination or amendment where the loan incurred a full re-underwriting.
(2)	Represents LTV as of origination or latest amendment. LTVs above 65% generally represent loans in contractual default status where we have agreed to extend funds to the borrower above 65% in order to facilitate successful completion of the construction and return of capital.
(3)	$0.9 million of the CECL Allowance is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable and accrued liabilities in our condensed consolidated balance sheet.

	At December 31, 2020		Year Originated (1)
(dollars in thousands)	Carrying Value	% of Portfolio	2020	2019	2018	2017	2016	Prior
Construction Type
Vertical Construction	$514,136	63.5%	$354,012	$57,090	$6,853	$88,655	$7,526	$—
Horizontal Development	153,345	19.0	129,607	15,028	283	—	8,427	—
Investment	141,595	17.5	98,146	18,657	7,259	16,444	—	1,089
Total	$809,076	100.0%	$581,765	$90,775	$14,395	$105,099	$15,953	$1,089
CECL allowance	(10,590)
Carrying value, net	$798,486
(1)	Represents the year of origination or amendment where the loan incurred a full re-underwriting.

Broadmark Realty Capital Inc.

Notes to Condensed Consolidated Financial Statements

	At December 31, 2020		Year Originated (1)
(dollars in thousands)	Carrying Value	% of Portfolio	2020	2019	2018	2017	2016	Prior
Collateral Type
Apartments	$129,588	16.0%	$79,931	$18,953	$—	$24,232	$6,472	$—
Residential Lots	124,548	15.4	105,830	10,291	—	—	8,427	—
Condos	92,245	11.4	52,714	3,106	4,405	32,020	—	—
Single family housing	90,131	11.1	69,438	8,839	1,028	10,103	—	723
Land	72,913	9.0	48,844	—	7,259	16,444	—	366
Townhomes	72,773	9.0	47,391	1,061	1,703	21,564	1,054	—
Mixed Use	66,092	8.2	60,232	5,860	—	—	—	—
Hotel	51,115	6.3	42,874	8,241	—	—	—	—
Senior Housing	34,283	4.2	34,283	—	—	—	—	—
Offices	29,540	3.7	8,495	21,045	—	—	—	—
Commercial Lots	15,683	1.9	15,683	—	—	—	—	—
Retail	11,397	1.4	9,500	1,897	—	—	—	—
Industrial	11,309	1.4	704	10,605	—	—	—	—
Quadplex	5,592	0.7	5,592	—	—	—	—	—
Commercial	877	0.1	—	877	—	—	—	—
Duplex	736	0.1	—	—	—	736	—	—
Commercial other	254	0.1	254	—	—	—	—	—
Total	$809,076	100.0%	$581,765	$90,775	$14,395	$105,099	$15,953	$1,089
CECL allowance	(10,590)
Carrying value, net	$798,486
(1)	Represents the year of origination or amendment where the loan incurred a full re-underwriting.

	At December 31, 2020		Year Originated (1)
(dollars in thousands)	Carrying Value	% of Portfolio	2020	2019	2018	2017	2016	Prior
LTV (2)
0 - 40%	$22,601	2.8%	$18,112	$—	$3,862	$261	$—	$366
41 - 45%	68,263	8.4	44,683	20,183	3,397	—	—	—
46 - 50%	23,864	2.9	15,917	7,224	—	—	—	723
51 - 55%	76,539	9.5	57,583	2,774	—	16,182	—	—
56 - 60%	135,170	16.7	117,309	3,106	—	9,639	5,116	—
61 - 65%	450,253	55.7	301,964	57,488	7,136	76,139	7,526	—
66 - 70%	9,416	1.2	9,416	—	—	—	—	—
71 - 75%	1,983	0.2	1,983	—	—	—	—	—
76 - 80%	14,544	1.8	14,544	—	—	—	—	—
Above 80%	6,443	0.8	254	—	—	2,878	3,311	—
Total	$809,076	100.0%	$581,765	$90,775	$14,395	$105,099	$15,953	$1,089
CECL allowance	(10,590)
Carrying value, net	$798,486
(1)	Represents the year of origination or amendment where the loan incurred a full re-underwriting.
(2)	Represents LTV as of origination or latest amendment. LTVs above 65% generally represent loans in contractual default status where we have agreed to extend funds to the borrower above 65% in order to ensure successful completion of the construction and return of capital.

Broadmark Realty Capital Inc.

Notes to Condensed Consolidated Financial Statements

Note 4 – Fair value measurements

The following tables present estimated fair values of our financial instruments as of the period indicated, whether or not recognized or recorded in the consolidated balance sheets at the period indicated:

	March 31, 2021		Fair Value Measurements Using
	Carrying	Estimated
(dollars in thousands)	Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$204,277	$204,277	$204,277	$—	$—
Mortgage notes receivable, net	804,471	804,471	—	—	804,471

	December 31, 2020		Fair Value Measurements Using
	Carrying	Estimated
(dollars in thousands)	Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$223,375	$223,375	$223,375	$—	$—
Mortgage notes receivable, net	798,486	798,486	—	—	798,486

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

The following table sets forth assets and liabilities measured and reported at fair value on a recurring and nonrecurring basis, as well as for which fair value is only disclosed, as of March 31, 2021 and December 31, 2020. All of these fair values are categorized as Level 3. The table also contains information about valuation methodologies and inputs used for assets that are measured at fair value and categorized within Level 3 as of March 31, 2021 and December 31, 2020:

	Level 3		Valuation	Unobservable	Range of
(dollars in thousands)	March 31, 2021	December 31, 2020	technique	inputs	inputs
Real property(1)	13,113	8,473	Collateral valuations	Discount to appraised value based on comparable market prices	0 - 10%
Collateral dependent loans, net of allowance for credit losses(2)	60,634	30,920	Collateral valuations	Discount to appraised value based on comparable market prices	0 - 10%
Total	$73,747	$39,393
(1)	Real property is stated at lower of cost or fair value, a non-recurring measurement of fair value.
(2)	Loans meeting the definition of collateral dependent are measured at the fair value less the costs to sell the underlying property. The carrying value of the collateral dependent loans, net of the allowance for credit losses, approximates fair value.

Broadmark Realty Capital Inc.

Notes to Condensed Consolidated Financial Statements

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

For collateral dependent loans, the fair values are based on the value of the underlying collateral less the costs to sell. At each reporting date, these loans are evaluated based upon the most recent independent third-party appraisals of value discounted based upon our experience with actual liquidation values. These discounts to the appraisals generally range from 0% to 10%. As the result of using unobservable inputs in the valuation, we classify collateral dependent as Level 3 within the fair value hierarchy.

Fair value disclosure only

For certain of our financial instruments, including cash equivalents, which are classified under Level 1 within the fair value hierarchy, the carrying amounts approximate fair value due to their short-term maturities.

Our loans in mortgage notes receivable are evaluated for expected credit losses and mortgage notes receivable are presented net of an allowance for credit losses. Due to the short-term maturity of the mortgage notes receivable, a premium or discount is not material and the carrying value approximates fair value. We believe that our mortgage notes receivable net of the CECL allowance approximates fair value of the portfolio. As a result of the use of unobservable inputs, including third-party appraisals for estimating as-complete appraised values, we classify mortgage notes receivable as Level 3 within the fair value hierarchy.

Note 5 - Stockholders’ Equity and Members’ Equity

Stockholders’ Equity

The Company is authorized to issue 500,000,000 shares of common stock with a par value of $0.001 per share and 100,000,000 shares of preferred stock with a par value of $0.001 per share. Holders of our common stock are entitled to one vote for each share. As of March 31, 2021 and December 31, 2020, there were 132,566,410 and 132,532,383 shares of common stock issued and outstanding, respectively, and no shares of preferred stock issued and outstanding.

As of March 31, 2021 and December 31, 2020 there were 41.7 million public warrants outstanding to acquire one-fourth of a share of common stock at a price of $2.875 (the “Public Warrants”), and 5.2 million warrants outstanding to acquire one share of our common stock at a price of $11.50 per share (the “Private Warrants”). In the aggregate, we have outstanding warrants to purchase approximately 15.6 million shares of common stock at a price of $11.50 per whole share. Settlement of outstanding warrants, if exercised, will be either in shares of our common stock or, solely at our discretion, in cash.

Broadmark Realty Capital Inc.

Notes to Condensed Consolidated Financial Statements

Earnings per Share

The table below presents the computation of basic and diluted net income per share of common stock for the periods presented:

	Three Months Ended	Three Months Ended
(dollars in thousands, except share and per share data):	March 31, 2021	March 31, 2020
Net income	$20,381	$26,469
Basic weighted-average shares of common stock outstanding	132,550,227	132,111,329
Dilutive effect of share-based compensation	128,585	224,986
Diluted weighted-average shares of common stock outstanding (1)	132,678,812	132,336,315
Basic earnings per share	$0.15	$0.20
Diluted earnings per share	$0.15	$0.20
(1)	We exclude anti-dilutive shares from calculation of weighted-average shares for diluted earnings per share. For the three months ended March 31, 2021, there were 15.6 million shares related to the Public Warrants and Private Warrants and 371,318 shares of unvested restricted stock unit awards, which are not included in the above calculation of diluted earnings per share because in doing so they would be anti-dilutive. For the three months ended March 31, 2020, only the 15.6 million shares related to the Public Warrants and Private Warrants were anti-dilutive and not included in the above calculation of diluted earnings per share.

Note 6 - Income Taxes

The Manager has elected to be treated as a TRS and this election applies to the wholly-owned subsidiaries of the Manager, including the Private REIT Manager. Having TRSs permit us to participate in certain activities from which REITs are generally precluded, as long as these activities meet specific criteria, are conducted within the parameters of certain limitations established by the Code and are conducted in entities which elect to be treated as taxable subsidiaries under the Code. To the extent these criteria are met, we will continue to maintain the qualification as a REIT.

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

Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Code, which relate to organizational structure, diversity of stock ownership, and certain restrictions with regard to the nature of assets and the sources of income. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state, and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of March 31, 2021 and December 31, 2020, we were in compliance with all REIT requirements.

Based on our evaluation, we concluded that there are no significant uncertain tax positions requiring recognition in our condensed consolidated financial statements of a contingent tax liability for uncertain tax positions. Additionally, there were no amounts accrued for penalties or interest as of or during the periods presented in the accompanying condensed consolidated financial statements.

The state and local tax jurisdictions for which we are subject to tax-filing obligations recognize our status as a REIT, and therefore, we generally do not pay income tax in such jurisdictions. We may, however, be subject to certain

Broadmark Realty Capital Inc.

Notes to Condensed Consolidated Financial Statements

minimum state and local tax filing fees as well as certain excise or business taxes. Our TRSs are subject to U.S. federal, state and local income taxes.

Note 7 - Equity Incentive Plan

Stock Incentive Plan

The Broadmark Realty 2019 Stock Incentive Plan (the “Plan”) allows for the issuance of up to 5,000,000 stock options, stock appreciation rights, restricted stock awards, restricted stock units or other equity-based awards or any combination thereof to the directors, employees, consultants or any other party providing services to us. The Plan is administered by the compensation committee of our board of directors.

As of March 31, 2021, 3,624,268 share awards were available to be issued under the Plan. The restricted stock units granted under the Plan generally vest from one to three years depending on the terms of the specific award. In 2021, pRSUs were granted to our executive officers that will be earned at the end of the three fiscal year period ending December 31, 2023 based on the Company’s level of achievement of total stockholder return relative to the total stockholder return (“Relative TSR”) of a selected group of industry peer companies for the three-year performance period. A variable level of shares of our common stock, ranging from 0% to 150% of target level, will be earned based on the level of achievement of the Relative TSR goals. The earned pRSUs will be paid in the form of common stock promptly following the end of the three-year performance period. The pRSUs are each measured at fair value based on Monte Carlo simulation models.

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

Broadmark Realty Capital Inc.

Notes to Condensed Consolidated Financial Statements

The following table summarizes the activity related to RSUs during the three months ended March 31, 2021:

		Weighted Average
		Grant Date Fair
	Shares	Market Value
Unvested RSUs outstanding as of December 31, 2020	434,143
Granted	424,866	$8.68
Vested	(37,227)	$11.08
Unvested RSUs outstanding as of March 31, 2021	821,782

For the three months ended March 31, 2021 and 2020, we recognized compensation expense related to RSUs of $0.7 and $0.9 million, respectively, based on amortizing the fair value of the awards over the service (vesting) period. As of March 31, 2021, there was $7.1 million of net unrecognized compensation cost related to unvested stock-based compensation arrangements. This compensation is recognized on a straight-line basis over a weighted-average recognition period of 2.3 years.

Note 8 - Commitments and Contingencies

The following table illustrates our contractual obligations and commercial commitments by due date as of March 31, 2021:

		Less than 1			More than
(dollars in thousands)	Total	year	1-3 years	3-5 years	5 years
Construction holdbacks (1)	379,069	237,632	141,437	—	—
Operating lease obligations	$11,527	$812	$1,916	$2,033	$6,766
Total	$390,596	$238,444	$143,353	$2,033	$6,766
(1)	Includes construction holdbacks of $42.1 million on participating interests sold to the Private REIT as of March 31, 2021. The funding timing and amounts of construction holdbacks are uncertain as these commitments relate to loans for construction costs and depend on the progress and performance of the underlying projects.

Construction Loans

Our commitments and contingencies include usual obligations incurred by real estate lending companies in the normal course of business, including construction holdbacks as disclosed in Note 3.

Lease Commitments

On March 18, 2020, we entered into a non-cancelable operating lease agreement for our office space in Seattle with an original lease period expiring in 2032. The lease commencement date was in the first quarter of 2021. The total cash payments included in the measurement of our operating lease liabilities, net of lease incentives was $11.7 million. The right-of-use assets obtained in exchange for the new operating lease obligation and the tenant improvements were $6.4 and $2.0 million, respectively. The discount rate for the operation lease was 6.0%, resulting in an imputed interest amount of $3.3 million.

Broadmark Realty Capital Inc.

Notes to Condensed Consolidated Financial Statements

Credit Facility

On February 19, 2021, we entered into a credit agreement with a syndicate of lenders and JPMorgan Chase Bank, N.A., as administrative agent for the lenders, providing for a $135.0 million revolving credit facility. By providing backup liquidity for future draws on our construction loans, we expect the availability of the revolving credit facility will enable us to use a larger percentage of our cash balances for lending activities without planning to incur debt in the ordinary course of business.

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

Legal Proceedings

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

Concentration Risk

Our portfolio of active loans is primarily secured by first deed of trust liens on residential and commercial real estate located in 14 states and the District of Columbia. Our loan portfolio is also concentrated within ten counties, the largest being Utah county in Utah. As of March 31, 2021 and December 31, 2020, the top ten counties make up 44.5% and 43.2% of the total committed amount of loans in our total portfolio.

Broadmark Realty Capital Inc.

Notes to Condensed Consolidated Financial Statements

Note 9 - Related party transactions

Private Placement with Farallon

On November 14, 2019, Broadmark Realty consummated a business combination (the “Business Combination”) pursuant to an Agreement and Plan of Merger, dated August 9, 2019 (the “Merger Agreement”). In connection with the Business Combination and the execution of the Merger Agreement, we entered into certain subscription agreements with affiliates of Farallon Capital Management, L.L.C. (the “Farallon Entities”) for a private placement (the “PIPE Investment”) of our shares of common stock, pursuant to which, immediately prior to the consummation of the Business Combination, we issued and sold to the Farallon Entities an aggregate of 7,174,163 shares of common stock for an aggregate purchase price of approximately $75.0 million at a price per share equal to $10.45352229 (the “Reference Price”). In connection with the PIPE Investment, we issued to the Farallon Entities an aggregate of 7,174,163 Public Warrants. The Farallon Entities received a fee for each warrant equal to the cash payable per each warrant held by unaffiliated Public Warrant holders in connection with the warrant amendment proposal approved as part of the Business Combination, in an amount equal to $1.60 per warrant. As a result of the PIPE Investment, the Farallon Entities own more than 5% of our outstanding common stock.

We also provided the Farallon Entities with certain registration rights in connection with the PIPE Investment, pursuant to which we registered in December 2019 the shares of our common stock, Public Warrants and shares issuable upon exercise of the Public Warrants under the Securities Act. As part of the PIPE Investment, the Farallon Entities had an option (the “Optional Subscription”) to purchase up to $25 million of additional shares of common stock, which were exercisable during the 365-day period following the consummation of the Business Combination at $10.45352229 (the “Reference Price”). The Farallon Entities were entitled to cash settle, in whole or in part, the exercise of the Optional Subscription, and therefore, the Optional Subscription did not meet the requirements for equity classification and was assumed to be settled in cash and classified as a liability in our consolidated balance sheet. The Optional Subscription expired unexercised on November 14, 2020, and therefore the liability was $0 as of December 31, 2020. The change is fair value of the Optional Subscription Liability was included in the condensed consolidated statements of income and was estimated using a lattice model and the expected volatility was based on the historical volatility of a peer group of public companies.

Broadmark Private REIT, LLC

The Private REIT is a private real estate finance company that primarily participates in short-term, first deed of trust loans secured by real estate that are originated, underwritten and serviced by Broadmark Realty Capital Inc. The Private REIT is managed by our subsidiary in accordance with a market-based arrangement and was determined to be a voting interest entity. We do not directly or indirectly control the Private REIT and own only a nominal interest in the Private REIT’s common units and, therefore, we do not consolidate the Private REIT. Furthermore, the Private REIT’s participations in loans originated by us meet the characteristics of participating interests and therefore, are treated as sales of mortgage notes receivable and are derecognized from our condensed consolidated financial statements.

Note 10 - Subsequent events

Dividend Declaration

On April 16, 2021, our board of directors declared a cash dividend of $0.07 per common share payable on May 14, 2021 to stockholders of record as of April 30, 2021.

ITEM 2.               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with the condensed consolidated financial statements and related notes in Part I, Item 1 of this Quarterly Report on Form 10-Q and in conjunction with our Annual Report on Form 10-K/A for the year ended December 31, 2020 filed with the SEC on March 2, 2021 including the “Risk Factors” section and consolidated financial statements and notes included therein. The following discussion and analysis contains forward-looking statements and involves numerous risks and uncertainties. Actual results may differ materially from those contained in any forward-looking statements. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2021 or for any other period. Unless the context otherwise requires, references to “Broadmark Realty,” the “Company,” “we,” “us” and “our” refer to Broadmark Realty Capital Inc. and its consolidated subsidiaries.

Broadmark Realty, a Maryland corporation, is an internally managed commercial real estate finance company that has elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. Based in Seattle, Washington, we specialize in underwriting, funding, servicing and managing a portfolio of short-term, first deed of trust loans to fund the construction and development of, or investment in, or commercial properties. We operate in select states that we believe to have favorable demographic trends and that provide more efficient and quicker access to collateral in the event of borrower default. As of March 31, 2021, our portfolio of 200 active loans had approximately $1.3 billion of total commitments and $871.5 million of principal outstanding across 137 borrowers in 14 states and the District of Columbia, of which $88.4 million and $42.7 million, respectively, were sold to the Private REIT. We refer to loans that have outstanding commitments or principal balances that have not been repaid or retired, including by foreclosure, as “active loans.” Total commitments refer to the aggregate sum of outstanding principal balances, construction holdbacks and committed amounts for future draws and interest reserves on our loans. To date our loan portfolio has been 100% equity funded, and as of March 31, 2021, we have no outstanding debt. We plan to opportunistically raise capital in the public market from time to time based on market conditions to fund the growth of our portfolio and produce attractive returns for our stockholders. On February 19, 2021, we closed on a $135.0 million revolving credit facility, which we expect will enable us to use a larger percentage of our cash balances for lending activities without planning to incur debt in the ordinary course of business.

Properties securing our loans are generally classified as residential properties, commercial properties or undeveloped land, and are typically not income producing. Each loan is secured by a first deed of trust lien on real estate. Our lending policy limits the committed amount of each loan to a maximum loan-to-value (“LTV”) ratio of up to 65% of the “as-complete” appraised value of the underlying collateral as determined by an independent appraiser at the time of the loan origination. Our lending policy also limits the initial outstanding principal balance of each loan to a maximum LTV of up to 65% of the “as-is” appraised value of the underlying collateral as determined by an independent appraiser at the time of the loan origination. At the time of origination, the difference between the initial outstanding principal and the total commitment is the amount held back for future release subject to property inspections, progress reports and other conditions in accordance with the loan documents. Unless otherwise indicated, LTV is measured by the total commitment amount of the loan at origination divided by the “as-complete” appraisal. LTVs do not reflect interim activity such as construction draws or interest payments capitalized to loans, or partial repayments of the loan. As of March 31, 2021, the weighted average LTV was 59.9% across our active loan portfolio based on the total commitment of the loan and “as-complete” appraisals. In addition, our loans are typically personally guaranteed on a recourse basis by the principals of the borrower and/or others at our discretion to provide further credit support for the loan. The personal guarantee may be collaterally secured by a pledge of the guarantor’s interest in the borrower or other real estate or assets owned by the guarantor.

Our loans typically range from $0.1 to $40 million in total commitment at origination, generally bear interest at a fixed annual rate of 10% to 13% and have initial terms typically ranging from five to 18 months in duration based on the size of the project and expected timeline for completion of construction, which we often elect to extend for several months based on our evaluation of the project. As of March 31, 2021, the average total commitment of our active loans was $6.4 million and the weighted average remaining term to contractual maturity of our active loans was approximately seven months. We usually receive loan origination fees, or “points,” typically ranging from 2% to 5% of the total commitment at origination, along with loan amendment and extension fees, each of which varies in amount based upon the term of the loan and the quality of the borrower and the underlying collateral. In addition, we charge fees on past due receivables and receive reimbursements from borrowers for costs associated with services provided by us, such as closing costs, collection costs on defaulted loans and construction draw inspection fees.

In March 2020, we launched the Private REIT to provide access to an additional source of capital and fund participations in loans originated by Broadmark Realty. We believe the Private REIT enhances our ability to increase originations and grow our asset base, subject to market conditions.

As of March 31, 2021, the COVID-19 pandemic is ongoing. As a result of the pandemic, we have experienced an adverse impact on our loan portfolio primarily in the form of a significant increase in defaulted loans and a slow-down in construction progress. For example, delays in local government permitting and inspections arising from measures to limit the spread of COVID-19 delayed some projects in 2020, adversely affecting the ability of borrowers to complete the projects in accordance with the terms of the loans. During the first half of 2020, we saw an increase in delinquencies and requests for extensions or forbearance, which began to stabilize in the third quarter of 2020. In addition, market conditions, and in some cases moratoriums on the foreclosure process, have increased the timeline to resolve non-performing loans. Delays in repayment of our outstanding loans or sales of foreclosed properties reduce the capital available for future loan originations.

In 2021, the U.S. and global economy has begun reopening and wider distribution of effective vaccines for COVID-19 will likely encourage greater economic activity. Nonetheless, the recovery could remain uneven, particularly given uncertainty with respect to the distribution and acceptance of the vaccines and their effectiveness in preventing the spread of COVID-19, including its new variant strains. There remains significant uncertainty regarding the timing and duration of the economic recovery, which precludes any prediction as to the ultimate adverse impact of the COVID-19 pandemic on economic and market conditions. The prolonged duration and impact of the COVID-19 pandemic could materially disrupt our business operations and negatively impact our business, financial performance and operating results for the year ending December 31, 2021 and potentially longer.

As a result of limited residential housing supply, net migration trends and a low interest rate environment, we have seen an increase in new parties entering the real estate lending market as economic conditions have begun to stabilize from the impact of the COVID-19 pandemic. Such new entrants, as well as existing lenders, have been aggressively pursuing yields. This has resulted in increased competition and pricing pressure on our business, which has driven, and we expect will continue to drive, increased variability in the amount of our loan originations from quarter-to-quarter. In addition, since we primarily compete on the basis of borrower relationships, loan structure, terms and service rather than on price, competitive conditions have led us in some cases to originate loans with terms that deviate from our historical practice, such as a reduction in or absence of minimum interest provisions in our mortgage notes, which in turn reduce the interest income we earn on those loans. We expect these trends related to the competitive environment to continue.

Key Indicators of Financial Condition and Operating Performance

In assessing the performance of our business, we consider a variety of financial and operating metrics, which include both GAAP and non-GAAP metrics, including the following:

Interest income earned on our loans. A primary source of our revenue is interest income earned on our loan portfolio. Our loans typically bear interest at a fixed annual rate of 10% to 13%, paid monthly, primarily from interest reserves and, to a lesser extent, cash payments. Many of our mortgage notes provide for minimum interest provisions, to which the contractual rate applies, which is typically between 50% and 70% of the face amount of the note until the outstanding principal under the note exceeds a minimum threshold. A reduction in or absence of minimum interest provisions in our mortgage notes and an increase in the amount of our loans in non-accrual status as a result of being in contractual default reduce our effective interest-bearing principal and the interest income we earn on our loans.  For the three months ended March 31, 2021, there was an increase in our loans in contractual default status compared to historic levels, as delays in completion of projects or costs in excess of the original budget led to us placing a great amount of loans in default, primary as a mechanism to ultimately protect against incurred losses of principal on such loans.  We expect the trend of lower effective interest-bearing principal than historic levels to continue in subsequent quarters as a result of competitive conditions in the market and our default resolution strategy. In addition, as we have historically had no debt outstanding, we have had no borrowing costs and accordingly our gross interest income earned on our loans has been equivalent to net interest income.

Fees and other revenue recognized from originating and servicing our loans. Fee income is comprised of loan origination fees, loan renewal fees and inspection fees. The majority of fee income is comprised of loan origination fees, or “points,” which typically range from 2% to 5%, on an annualized basis, of the total commitment at origination. In addition to origination fees, we earn loan extension fees when maturing loans are renewed or extended and amendment fees when loan terms are modified, such as increases in interest reserves and construction holdbacks in line with our underwriting criteria or upon modification of a loan for the transition from horizontal development to vertical construction. Loans are generally only renewed or extended if the loan is not in default and satisfies our underwriting criteria, including our maximum LTV ratio of up to 65% of the appraised value as determined by an independent appraiser at the time of loan origination, or based on an updated appraisal if required.

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

The following tables contains the total amount of our loan originations and repayments for the periods indicated:

	Three Months Ended	Three Months Ended
(dollars in millions)	March 31, 2021	March 31, 2020
Loans originated(1)	$117.6	$108.5
Loans repaid	$71.2	$96.4
(1)	Based on total loan commitment amounts and excluding amendments.

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

The following tables allocate the carrying value of our loan portfolio based on our internal credit quality indicators used in assessing estimated credit losses and vintage of origination at the dates indicated:

	At March 31, 2021		Year Originated (1)
(dollars in thousands)	Carrying Value	% of Portfolio	2021	2020	2019	2018	2017	Prior
Construction Type
Vertical Construction	$505,347	62.0%	$118,678	$252,275	$37,051	$3,080	$88,973	$5,290
Horizontal Development	143,405	17.6	60,361	63,180	15,453	283	—	4,128
Investment	166,382	20.4	46,769	72,987	18,917	3,809	17,953	5,947
Total	$815,134	100.0%	$225,808	$388,442	$71,421	$7,172	$106,926	$15,365
CECL allowance(2)	(10,663)
Carrying value, net	$804,471
(1)	Represents the year of origination or amendment where the loan incurred a full re-underwriting.
(2)	$0.9 million of the CECL Allowance is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable and accrued liabilities in our condensed consolidated balance sheet.

	At March 31, 2021		Year Originated (1)
(dollars in thousands)	Carrying Value	% of Portfolio	2021	2020	2019	2018	2017	Prior
Collateral Type
Apartments	$149,936	18.4%	$44,920	$54,135	$19,952	$—	$25,897	$5,032
Residential Lots	125,808	15.4	57,579	49,003	9,874	—	—	9,352
Condos	85,240	10.5	9,269	39,408	200	1,326	35,037	—
Single family housing	73,990	9.1	16,047	45,079	5,579	1,078	5,484	723
Land	73,237	9.0	40,678	12,321	—	3,052	17,186	—
Townhomes	80,611	9.9	12,348	43,735	—	1,716	22,554	258
Mixed Use	40,429	5.0	9,884	28,622	1,923	—	—	—
Hotel	53,253	6.5	1,192	42,990	9,071	—	—	—
Senior Housing	38,149	4.7	—	38,149	—	—	—	—
Offices	31,525	3.9	—	9,480	22,045	—	—	—
Commercial Lots	15,259	1.9	—	15,259	—	—	—	—
Retail	11,838	1.5	5,594	4,346	1,898	—	—	—
Industrial	15,403	1.9	15,403	—	—	—	—	—
Quadplex	5,915	0.7	—	5,915	—	—	—	—
Commercial	6,524	0.8	5,645	—	879	—	—	—
Duplex	3,821	0.5	3,053	—	—	—	768	—
Commercial other	4,196	0.3	4,196	—	—	—	—	—
Total	$815,134	100.0%	$225,808	$388,442	$71,421	$7,172	$106,926	$15,365
CECL allowance(2)	(10,663)
Carrying value, net	$804,471
(1)	Represents the year of origination or amendment where the loan incurred a full re-underwriting.
(2)	$0.9 million of the CECL Allowance is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable and accrued liabilities in our condensed consolidated balance sheet.

	At March 31, 2021		Year Originated (1)
(dollars in thousands)	Carrying Value	% of Portfolio	2021	2020	2019	2018	2017	Prior
LTV (2)
0 - 40%	$45,090	5.5%	$21,356	$20,369	$—	$3,052	$313	$—
41 - 45%	29,256	3.6	27,489	1,767	—	—	—	—
46 - 50%	46,420	5.7	15,507	15,460	15,453	—	—	—
51 - 55%	77,277	9.5	27,310	29,594	2,777	—	16,873	723
56 - 60%	54,992	6.7	15,073	25,769	200	—	13,950	—
61 - 65%	532,281	65.3	118,559	270,307	52,991	4,120	75,790	10,514
66 - 70%	17,582	2.2	514	17,068	—	—	—	—
71 - 75%	—	0.0	—	—	—	—	—	—
76 - 80%	—	0.0	—	—	—	—	—	—
Above 80%	12,236	1.5	—	8,108	—	—	—	4,128
Total	$815,134	100.0%	$225,808	$388,442	$71,421	$7,172	$106,926	$15,365
CECL allowance(3)	(10,663)
Carrying value, net	$804,471
(1)	Represents the year of origination or amendment where the loan incurred a full re-underwriting.
(2)	Represents LTV as of origination or latest amendment. LTVs above 65% generally represent loans in contractual default status where we have agreed to extend funds to the borrower above 65% in order to ensure successful completion of the construction and return of capital.
(3)	$0.9 million of the CECL Allowance is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable and accrued liabilities in our condensed consolidated balance sheet.

	At December 31, 2020		Year Originated (1)
(dollars in thousands)	Carrying Value	% of Portfolio	2020	2019	2018	2017	2016	Prior
Construction Type
Vertical Construction	$514,136	63.5%	$354,012	$57,090	$6,853	$88,655	$7,526	$—
Horizontal Development	153,345	19.0	129,607	15,028	283	—	8,427	—
Investment	141,595	17.5	98,146	18,657	7,259	16,444	—	1,089
Total	$809,076	100.0%	$581,765	$90,775	$14,395	$105,099	$15,953	$1,089
CECL allowance	(10,590)
Carrying value, net	$798,486
(1)	Represents the year of origination or amendment where the loan incurred a full re-underwriting.

	At December 31, 2020		Year Originated (1)
(dollars in thousands)	Carrying Value	% of Portfolio	2020	2019	2018	2017	2016	Prior
Collateral Type
Apartments	$129,588	16.0%	$79,931	$18,953	$—	$24,232	$6,472	$—
Residential Lots	124,548	15.4	105,830	10,291	—	—	8,427	—
Condos	92,245	11.4	52,714	3,106	4,405	32,020	—	—
Single family housing	90,131	11.1	69,438	8,839	1,028	10,103	—	723
Land	72,913	9.0	48,844	—	7,259	16,444	—	366
Townhomes	72,773	9.0	47,391	1,061	1,703	21,564	1,054	—
Mixed Use	66,092	8.2	60,232	5,860	—	—	—	—
Hotel	51,115	6.3	42,874	8,241	—	—	—	—
Senior Housing	34,283	4.2	34,283	—	—	—	—	—
Offices	29,540	3.7	8,495	21,045	—	—	—	—
Commercial Lots	15,683	1.9	15,683	—	—	—	—	—
Retail	11,397	1.4	9,500	1,897	—	—	—	—
Industrial	11,309	1.4	704	10,605	—	—	—	—
Quadplex	5,592	0.7	5,592	—	—	—	—	—
Commercial	877	0.1	—	877	—	—	—	—
Duplex	736	0.1	—	—	—	736	—	—
Commercial other	254	0.1	254	—	—	—	—	—
Total	$809,076	100.0%	$581,765	$90,775	$14,395	$105,099	$15,953	$1,089
CECL allowance	(10,590)
Carrying value, net	$798,486
(1)	Represents the year of origination or amendment where the loan incurred a full re-underwriting.

	At December 31, 2020		Year Originated (1)
(dollars in thousands)	Carrying Value	% of Portfolio	2020	2019	2018	2017	2016	Prior
LTV (2)
0 - 40%	$22,601	2.8%	$18,112	$—	$3,862	$261	$—	$366
41 - 45%	68,263	8.4	44,683	20,183	3,397	—	—	—
46 - 50%	23,864	2.9	15,917	7,224	—	—	—	723
51 - 55%	76,539	9.5	57,583	2,774	—	16,182	—	—
56 - 60%	135,170	16.7	117,309	3,106	—	9,639	5,116	—
61 - 65%	450,253	55.7	301,964	57,488	7,136	76,139	7,526	—
66 - 70%	9,416	1.2	9,416	—	—	—	—	—
71 - 75%	1,983	0.2	1,983	—	—	—	—	—
76 - 80%	14,544	1.8	14,544	—	—	—	—	—
Above 80%	6,443	0.8	254	—	—	2,878	3,311	—
Total	$809,076	100.0%	$581,765	$90,775	$14,395	$105,099	$15,953	$1,089
CECL allowance	(10,590)
Carrying value, net	$798,486
(1)	Represents the year of origination or amendment where the loan incurred a full re-underwriting.
(2)	Represents LTV as of origination or latest amendment. LTVs above 65% generally represent loans in contractual default status where we have agreed to extend funds to the borrower above 65% in order to ensure successful completion of the construction and return of capital.

Dividends Declared. The following table summarizes the declared cash dividends per common share activity for the three months ended March 31, 2021 and 2020:

	Three Months Ended	Three Months Ended
	March 31, 2021	March 31, 2020
Dividends declared per common share	$0.21	$0.24

Earnings per Common Share. The following table summarizes the earnings (GAAP) and distributable earnings (non-GAAP) per common share activity for the three months ended March 31, 2021 and 2020:

	Three Months Ended	Three Months Ended
	March 31, 2021	March 31, 2020
Earnings per common share, basic	$0.15	$0.20
Earnings per common share, diluted	0.15	0.20
Distributable earnings per diluted share of common stock prior to realized loss on investments	0.19	0.21
Distributable earnings per diluted share of common stock	$0.18	$0.20

Non-GAAP Financial Measures

Distributable Earnings

We have elected to present “distributable earnings,” a supplemental non-GAAP financial measure used by management to evaluate our operating performance. We define distributable earnings as net income attributable to common stockholders adjusted for: (i) impairment recorded on our investments; (ii) unrealized gains or losses on our investments (including provision for credit losses); (iii) non-capitalized transaction-related and new public company transition expenses; (iv) non-cash stock-based compensation; (v) depreciation and amortization of our intangible assets; and (vi) deferred taxes, which are subject to variability and generally not indicative of future economic performance or representative of current operations.

During the three months ended March 31, 2021 and 2020, provision for credit losses, net was $2.7 and $4.4 million, respectively, which has been excluded from distributable earnings consistent with other unrealized gains (losses) pursuant to our policy for reporting distributable earnings. We expect to recognize such potential credit losses in distributable earnings if and when such amounts are deemed nonrecoverable upon a realization event. This is generally upon charge-off of principal at the time of loan repayment or upon sale of real property owned by us and the amount of proceeds is less than the principal outstanding at the time of foreclosure.

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

Distributable earnings does not represent, and should not be considered as a substitute for, or superior to, net income or as a substitute for, or superior to, cash flows from operating activities, each as determined in accordance with GAAP, and our calculation of this measure may not be comparable to similarly entitled measures reported by other companies.

The table below is a reconciliation of distributable earnings to the most directly comparable GAAP financial measure:

	Three Months Ended	Three Months Ended
(dollars in thousands, except share and per share data)	March 31, 2021	March 31, 2020
Net income attributable to common stockholders	$20,381	$26,469
Adjustments for non-distributable earnings:
Stock-based compensation expense	737	914
New public company expenses (1)	664	1,232
Change in fair value of optional subscription liabilities	—	(4,604)
Depreciation and amortization	163	(904)
Provision for credit losses, net	2,708	4,432
Distributable earnings prior to realized loss on investments	$24,653	$27,539
Realized credit losses (2)	(1,401)	(537)
Distributable earnings	$23,252	$27,002
Distributable earnings per diluted share of common stock prior to realized loss on investments	$0.19	$0.21
Distributable earnings per diluted share of common stock	$0.18	$0.20
Weighted-average number of shares of common stock outstanding, basic and diluted
Basic	132,550,227	132,111,329
Diluted	132,678,812	132,336,315
(1)	Expenses directly related to professional fees in connection with our first year of public company reporting procedures, the design and implementation of internal controls under Section 404 of the Sarbanes-Oxley Act and the implementation of the CECL standard.
(2)	Represents credit losses recorded in the provision for credit losses and recognized in distributable earnings upon charge-off of principal at the time of loan repayment or upon sale of real property where proceeds received are less than the principal outstanding.

Segment Reporting

We operate our business as one reportable segment.

Results from Operations

The period-to-period comparison of results is not necessarily indicative of results for future periods. The tables below set forth the results of our operations for the periods indicated, both in dollars and as a percentage of revenue (amounts in thousands, except percentage data):

	Three Months Ended	Three Months Ended
Statements of Operations Data:	March 31, 2021	March 31, 2020
Revenues
Interest income	$22,017	$24,553
Fee income	7,451	7,215
Total Revenue	29,468	31,768
Other Income:
Change in fair value of optional subscription liabilities	—	4,604
Expenses
Impairment:
Provision for credit losses, net	2,708	4,432
Operating expenses:
Compensation and employee benefits	3,560	3,193
General and administrative	2,819	2,278
Total Expenses	9,087	9,903
Income before income taxes	20,381	26,469
Income tax provision	—	—
Net income	$20,381	$26,469

	Three Months Ended	Three Months Ended
Percentage of Revenue:	March 31, 2021	March 31, 2020
Revenues
Interest income	75%	77%
Fee income	25	23
Total Revenue	100	100
Other Income:
Change in fair value of optional subscription liabilities	—	14
Expenses
Impairment:
Provision for credit losses, net	9	14
Operating expenses:
Compensation and employee benefits	12	10
General and administrative	10	7
Total Expenses	31	31
Income before income taxes	69	83
Income tax provision	0	0
Net income	69%	83%

Comparison of Results of Operations

Unless otherwise stated, for purposes of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the comparison of the results of operations for the three months ended March 31, 2021 and March 31, 2020,

Three Months Ended March 31, 2021 Compared to March 31, 2020

Revenue

Total revenue for the three months ended March 31, 2021 and 2020 was $29.5 and $31.8 million, respectively, a decrease of $2.3 million. The decrease primarily relates to a decrease in interest income of $2.5 million, which is discussed below.

Expenses

Total expenses for the three months ended March 31, 2021 and 2020 were $9.1 and $9.9 million, respectively. The decrease in total expenses from the prior period was due to a decrease in the provision for credit losses, net of $1.7 million; partially offset by an increase in general and administrative and compensation and employee benefits of $0.5 and $0.4 million, respectively, which are discussed below.

Interest Income

Interest income decreased by $2.5 million or 10.3% for the three months ended March 31, 2021 from the three months ended March 31, 2020 due to a lower effective interest-bearing principal during the three months ended March 31, 2021 as a result of: (1) most originations occurring in the last month of the three months ended March 31, 2021 and a reduction in the minimum interest provisions included in mortgage notes for new loan originations; and (2) an increase in the loans in non-accrual status for the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

Fee Income

Fee income was relatively flat with an increase of $0.2 million or 3.3% for the three months ended March 31, 2021 from the three months ended March 31, 2020.

Other Income

The change in fair value of the Optional Subscription Liability is an unrealized gain or loss based on the fair value of an optional subscription that expired unexercised in the fourth quarter of 2020. For the three months ended March 31, 2020, $4.6 million of other income was recognized due to the decline in the fair value of the Optional Subscription Liability primarily due to the decline in our stock price during the three months ended March 31, 2020.

Provision for credit losses, net

The provision for credit losses decreased $1.7 million for the three months ended March 31, 2021 from the three months ended March 31, 2020. The provision for credit losses in the 2020 period was the result of an increase in the required CECL Allowance due to a significant increase in loans in contractual default associated with COVID-19; whereas, for the 2021 period, it represents maintenance activity on a similarly sized portfolio of loans in contractual default status with a previously established CECL Allowance.

Compensation and Employee Benefits

Compensation and employee benefits expense increased by $0.4 million or 11.5% for the three months ended March 31, 2021 from the three months ended March 31, 2020 primarily attributable to $0.6 million related to an increase in employee headcount partially offset by a $0.2 million reduction of stock-based compensation expense during the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

General and Administrative

General and administrative expense increased by $0.5 million or 23.7% for the three months ended March 31, 2021 from the three months ended March 31, 2020. The increase is due to an increase in amortization expense of $1.1 million during the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily as a result of a reversal of intangible asset amortization of $0.9 million during the three months ended March 31, 2020. The increase was partially offset by a decrease of $0.4 million in professional fees during the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily as a result of the costs incurred in 2020 for first year of public company reporting procedures and in connection with the design and implementation of internal controls under Section 404 of the Sarbanes-Oxley Act.

Liquidity and Capital Resources

Overview

Our primary liquidity needs include ongoing commitments to fund our lending activities and future funding obligations for our existing loan portfolio, paying dividends and funding other general business needs. As of March 31, 2021, our cash and cash equivalents totaled $204.3 million.

We seek to meet our long-term liquidity requirements, such as real estate lending needs, including future construction draw commitments through our existing cash resources and return of capital from investments, including loan repayments. Additionally, going forward, we intend to fund our growth in part through use of our existing cash and cash equivalents now that we have obtained a revolving credit facility as a cash management tool, as well as potentially issuing additional common stock. As of March 31, 2021, we had $1.3 billion of total loan commitments outstanding, of which our portion and the Private REIT’s portion of the total principal balance funded and outstanding were $828.8 million and $42.7 million, respectively.

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

On March 2, 2021, we entered into a distribution agreement with J.P. Morgan Securities LLC, Barclays Capital Inc., B. Riley Securities, Inc., JMP Securities LLC and Raymond James & Associates, Inc. as sales to sell shares of our common stock having an aggregate gross sales price of up to $200,000,000, from time to time, through an “at-the-market” equity offering program (the “ATM Program”). We have no obligation to sell any shares under the ATM Program, and sold no shares under the ATM Program during the three months ended March 31, 2021.

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

Sources and Uses of Cash

The following table sets forth changes in cash and cash equivalents for the three months ended March 31, 2021 and 2020:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
(dollars in thousands)	2021	2020
Cash provided by (used in):
Operating activities	$16,341	$18,204
Investing activities	(3,825)	38,990
Financing activities	(31,614)	(36,973)
Net increase / (decrease) in cash & cash equivalents	$(19,098)	$20,221

Comparison of Results of Cash Flows for the Three Months Ended March 31, 2021 and March 31, 2020

Net cash provided by operating activities for the three months ended March 31, 2021 and 2020 were $16.3 and $18.2 million, respectively. The decrease of $1.9 million in cash provided by operating activities for the three months ended March 31, 2021 from the three months ended March 31, 2020 was primarily due to lower revenue and increased expenses, which are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Comparison of Results of Operations – Three Months Ended March 31, 2021 Compared to March 31, 2020. The aggregate amount of changes in operating assets and liabilities, which are presented in the condensed consolidated statement of cash flows as reconciling items between net income and cash provided by operating activities were comparable for the 2021 and 2020 periods. Accordingly, the decrease in net cash provided by operating activities was not the result of timing of cash receipts and payments for operating activities; rather it was primarily due to lower revenues and higher expenses in the 2021 period compared to the 2020 period. The reconciliation between net income and cash provided by operating activities in the condensed consolidated statement of cash flows also include adjustments to net income for non-cash items that, while fluctuating between the 2021 and 2020 periods, have no effect on cash that was provided by operating activities.

Net cash used in investing activities was $3.8 for the three months ended March 31, 2021 and net cash provided by investing activities was $39.0 million for the three months ended March 31, 2020. The increase in cash used in investing activities of $42.8 million was primarily due to the $41.1 million difference for the change in mortgage notes receivable, net amounts between the 2021 and 2020 periods. We experienced a modest increase in the size of our loan portfolio during the 2021 period compared to the 2020 period despite the impact of COVID-19. In the 2020 period, which followed the November 2019 completion of the Business Combination that required us to essentially pause our ability to raise capital and in turn originate new loans, we experienced a surge in loan payoffs that were not offset by new originations. New originations were slowed in March 2020 due to the uncertainty associated with the impacts of COVID-19.

Net cash used in financing activities was $31.6 and $37.0 million, respectively for the three months ended March 31, 2021 and 2020, a decrease of $5.4 million resulting from the $10.5 million decrease in dividends paid in the 2021 period compared to the 2020 period; partially offset by the $5.1 million payment of costs to obtain our credit facility in the 2021 period.

Contractual Obligations

The following table illustrates our contractual obligations and commercial commitments by due date as of March 31, 2021:

		Less than 1			More than
(dollars in thousands)	Total	year	1-3 years	3-5 years	5 years
Construction holdbacks (1)	379,069	237,632	141,437	—	—
Operating lease obligations	$11,527	$812	$1,916	$2,033	$6,766
Total	$390,596	$238,444	$143,353	$2,033	$6,766
(1)	Includes construction holdbacks of $42.1 million on participating interests sold to the Private REIT as of March 31, 2021. The timings and amounts of construction holdbacks funding are uncertain as these commitments relate to loans for construction costs and depend on the progress and performance of the underlying assets of our loans.

Off-Balance Sheet Arrangements

We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. Finally, we have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets as of March 31, 2021.

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

For a description of our significant accounting policies related to these accounts in the preparation of our consolidated financial statements, see “Note 2 - Summary of Significant Accounting Policies” of our condensed consolidated financial statements included in this Report.

Recently Issued Accounting Pronouncements

For a description of our adoption of new accounting pronouncements and the impact thereof on our business, see “Note 2 - Summary of Significant Accounting Policies” of our condensed consolidated financial statements included in this Report.

ITEM 3.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2021, we did not have any outstanding “market risk sensitive instruments,” as such term is used within the meaning of Item 305 of SEC Regulation S-K. However, we are subject to other types of business risk described below and under “Market Risks Related to Real Estate Loans” in Item 1A of our Annual Report on Form 10-K/A for the year ended December 31, 2020.

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

Credit Risk

Our loans are subject to credit risk. Credit risk is the exposure to loss from loan defaults. Default rates are subject to a wide variety of factors, including, but not limited to, borrower financial condition, property performance, property management, supply and demand factors, construction trends, consumer behavior, regional economics, interest rates, the strength of the U.S. economy, and other factors beyond our control. All loans are subject a certain possibility of default. We seek to mitigate credit risk by originating loans which are secured by first deed of trust liens on real estate with a maximum loan-to-value ratio of 65%. We also undertake extensive due diligence of the property that will be mortgaged to secure the loans, including review of third-party appraisals on the property.

Risks Related to Real Estate

Residential and commercial property values are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, events such as natural disasters, including hurricanes and earthquakes, acts of war and terrorism, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions (such as an oversupply of housing, retail, industrial, office or other commercial space); changes or continued weakness in specific industry segments; construction quality, construction cost, age and design; demographic factors; retroactive changes to building or similar codes; and increases in operating expenses (such as energy costs). In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay the loans, which could also cause us to suffer losses. These factors could adversely affect our business, financial condition, results of operations and ability to pay dividends to our stockholders.

ITEM 4.            CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2021, the Company’s disclosure controls and procedures were effective as of March 31, 2021.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2021, there were no changes in the Company’s internal control over financial reporting (as such terms are defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.               LEGAL PROCEEDINGS

The Company is involved in legal proceedings which arise in the ordinary course of business. It believes that the outcome of such matters, individually and in the aggregate, will not have a material adverse effect on its business, financial condition or results of operations.

ITEM 1A.            RISK FACTORS

There have been no material changes to the risk factors previously disclosed under Part I, Item 1A of our Annual Report on Form 10-K/A for the year ended December 31, 2020.

ITEM 2.               UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.               DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.               MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.               OTHER INFORMATION

None.

ITEM 6.             EXHIBITS

10.1	Form of Restricted Stock Unit Award Agreement (Executive Officers).*

10.2	Form of Performance Restricted Stock Unit Agreement.*

10.3

Broadmark Realty Capital Inc. Executive Officer Annual Cash Bonus Plan (incorporated by reference to Broadmark Realty Capital Inc.’s Form 8-K (File No. 001-39134), filed with the SEC on January 27, 2021).

10.4

Credit Agreement, dated February 19, 2021, by and among Broadmark Realty Capital Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Broadmark Realty Capital Inc.’s Form 8-K (File No. 001-39134), filed with the SEC on February 25, 2021).

22.1	Subsidiary Guarantors and Issuers (incorporated by reference to Exhibit 22.1 to Broadmark Realty Capital Inc.’s Form 10-K/A (File No. 333-251075), filed with the SEC on January 4, 2021).

31.1	Rule13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Broadmark Realty Capital Inc.*

31.2	Rule13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Broadmark Realty Capital Inc.*

32.1	Section 1350 Certification of the Chief Executive Officer of Broadmark Realty Capital Inc.*

32.2	Section 1350 Certification of the Chief Financial Officer of Broadmark Realty Capital Inc.*

101:
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Taxonomy Extension Schema
101.CAL	Taxonomy Extension Calculation Linkbase
101.LAB	Taxonomy Extension Label Linkbase
101.PRE	Taxonomy Extension Presentation Linkbase
101.DEF	Taxonomy Extension Definition Document

104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*Exhibits that are filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROADMARK REALTY CAPITAL INC.

Date: May 10, 2021	By:	/s/ Jeffrey B. Pyatt
	Name:	Jeffrey B. Pyatt
	Title:	President and Chief Executive Officer (Principal Executive Officer)
Date: May 10, 2021	By:	/s/ David Schneider
	Name:	David Schneider
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)