Form 10-Q
period 2021-06-30
Broadmark Realty Capital Inc.
filed 2021-08-09
CIK 1784797

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to

Commission File Number: 001-39134

Broadmark Realty Capital Inc.

(Exact Name of Registrant as Specified in its Charter)

Maryland	84-2620891
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1420 Fifth Avenue, Suite 2000 Seattle, WA	98101
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (206) 971-0800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Common Stock, par value $0.001 per share	BMRK	New York Stock Exchange

Warrants, each exercisable for one fourth (1/4th) share of Common Stock at an exercise price of $2.875 per one fourth (1/4th) share	BMRK WS	NYSE American LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of August 2, 2021, there were 132,641,935 shares of common stock outstanding.

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

The forward-looking statements contained in this Quarterly Report are based on our current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that future developments affecting the Company will be those that it has anticipated. Actual results may differ materially from those in the forward-looking statements. Some factors that could cause the Company’s actual results to differ include, but are not limited to:

•
the magnitude, duration and severity of the novel coronavirus (“COVID-19”) pandemic;
•
disruptions in our business operations, including construction lending activity, relating to COVID-19;
•
adverse impact of COVID-19 on the value of our goodwill;
•
the impact of actions taken by governments, businesses, and individuals in response to COVID-19;
•
the current and future health and stability of the economy and residential housing market, including any extended slowdown in the real estate markets as a result of COVID-19;
•
changes in laws or regulations applicable to our business, employees lending activities, including current and future laws, regulations and orders that limit our ability to operate in light of COVID-19;
•
defaults by borrowers in paying debt service on outstanding indebtedness;
•
the adequacy of collateral securing our loans and declines in the value of real estate property securing our loans;
•
availability of origination and acquisition opportunities acceptable to us;
•
potential mismatches in the timing of asset repayments and the maturity of the associated financing agreements;
•
increased competition from entities engaged in construction lending activities;
•
general economic uncertainty and the effect of general economic conditions on the real estate and real estate capital markets in particular;
•
general and local commercial and residential real estate property conditions;
•
changes in U.S. federal government policies;
•
changes in U.S. federal, state and local governmental laws and regulations that impact our business, assets or classification as a real estate investment trust;
•
our ability to pay, maintain or grow the dividend in the future;
•
changes in interest rates;
•
the availability of, and costs associated with, sources of liquidity;
•
the adequacy of our policies, procedures and systems for managing risk effectively;
•
the ability to manage future growth;
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

Broadmark Realty Capital Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data, unaudited)

	June 30, 2021	December 31, 2020
Assets
Cash and cash equivalents	$164,023	$223,375
Mortgage notes receivable, net	814,454	798,486
Interest and fees receivable, net	12,229	14,357
Investment in real property, net	41,725	8,473
Right-of-use assets	6,209	—
Goodwill	136,965	136,965
Other assets	9,391	5,663
Total assets	$1,184,996	$1,187,319

Liabilities and Equity
Accounts payable and accrued liabilities	$8,542	$4,946
Lease Liabilities	8,271	—
Dividends payable	9,284	7,952
Total liabilities	$26,097	$12,898
Commitments and Contingencies (Note 10)
Preferred stock, $0.001 par value, 100,000,000 shares authorized, no shares issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized, 132,634,672 and 132,532,383 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	132	132
Additional Paid in Capital	1,215,513	1,213,987
Accumulated deficit	(56,746)	(39,698)
Total equity	1,158,899	1,174,421
Total liabilities and equity	$1,184,996	$1,187,319

See accompanying notes to the unaudited condensed consolidated financial statements

Broadmark Realty Capital Inc.

Condensed Consolidated Statements of Income

(in thousands, except share and per share data, unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Revenues
Interest income	$21,618	$22,180	$43,635	$46,733
Fee income	7,565	6,890	15,016	14,105
Total Revenue	$29,183	$29,070	$58,651	$60,838
Other Income (Expense):
Change in fair value of warrant liabilities	(3,734)	(1,458)	(3,734)	3,146
Expenses
Impairment:
Provision for credit losses, net	58	4,224	2,766	8,656
Operating expenses:
Compensation and employee benefits	3,669	3,044	7,229	6,237
General and administrative	3,470	4,500	6,289	6,778
Total Expenses	7,197	11,768	16,284	21,671
Income before income taxes	18,252	15,844	38,633	42,313
Income tax provision	—	—	—	—
Net income	$18,252	$15,844	$38,633	$42,313
Earnings per common share:
Basic	$0.14	$0.12	$0.29	$0.32
Diluted	$0.14	$0.12	$0.29	$0.32
Weighted-average shares of common stock outstanding, basic and diluted
Basic	132,585,116	132,165,005	132,567,768	132,120,290
Diluted	132,646,389	132,165,005	132,636,425	132,120,290

See accompanying notes to the unaudited condensed consolidated financial statements

Broadmark Realty Capital Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data, unaudited)

	Preferred		Common stock		Additional
	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balances as of December 31, 2020	—	$—	132,532,383	$132	$1,213,987	$(39,698)	$1,174,421
Net Income	—	—	—	—	—	20,381	20,381
Dividends	—	—	—	—	—	(27,838)	(27,838)
Issuance of shares for vested restricted stock units	—	—	34,027	—	—	—	—
Stock-based compensation expense for restricted stock units	—	—	—	—	737	—	737
Balances as of March 31, 2021	—	$—	132,566,410	$132	$1,214,724	$(47,155)	$1,167,701
Net Income	—	—	—	—	—	18,252	18,252
Dividends	—	—	—	—	—	(27,843)	(27,843)
Issuance of shares for vested restricted stock units	—	—	77,766	—	—	—	—
Restricted stock units withheld for tax liability	—	—	(9,504)	—	(135)	—	(135)
Stock-based compensation expense for restricted stock units	—	—	—	—	924	—	924
Balances as of June 30, 2021	—	$—	132,634,672	$132	$1,215,513	$(56,746)	$1,158,899

	Preferred		Common stock		Additional
	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balances as of December 31, 2019	—	$—	132,015,635	$132	$1,209,120	$(24,780)	1,184,472
Adoption of ASU 2016-13	—	—	—	—	—	(1,975)	(1,975)
Net Income	—	—	—	—	—	26,469	26,469
Dividends	—	—	—	—	—	(31,700)	(31,700)
Issuance of shares for vested restricted stock units	—	—	95,694	—	—	—	—
Stock-based compensation expense for restricted stock units	—	—	—	—	914	—	914
Balances as of March 31, 2020	—	$—	132,111,329	$132	$1,210,034	$(31,986)	$1,178,180
Net Income	—	—	—	—	—	15,844	15,844
Dividends	—	—	—	—	—	(23,793)	(23,793)
Issuance of shares for vested restricted stock units	—	—	119,855	—	—	—	—
Stock-based compensation expense for restricted stock units	—	—	—	—	967	—	967
Balances as of June 30, 2020	—	$—	132,231,184	$132	$1,211,001	$(39,935)	$1,171,198

See accompanying notes to the unaudited condensed consolidated financial statements

Broadmark Realty Capital Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2021	June 30, 2020
Cash flows from operating activities
Net income	$38,633	$42,313
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of deferred origination and amendment fees	(13,823)	(10,909)
Depreciation and amortization	431	(785)
Amortization of right of use assets	189	221
Amortization of financing costs	567	—
Stock-based compensation expense for restricted stock units	1,661	1,881
Provision for credit losses, net	2,766	8,656
Change in fair value of warrant liabilities	3,734	(3,146)
Changes in operating assets and liabilities:
Interest and fees receivable, net	2,128	(4,878)
Other assets	933	(1,606)
Accounts payable and accrued liabilities	(1,826)	(554)
Lease liabilities	(86)	(221)
Net cash provided by operating activities	35,307	30,972
Cash flows from investing activities:
Purchases of property and equipment	(249)	—
Proceeds from sale of real property	878	2,213
Improvements to investments in real property	(1,711)	(66)
Change in mortgage notes receivable, net	(33,968)	10,037
Net cash provided by (used in) investing activities	(35,050)	12,184
Cash flows from financing activities:
Dividends paid	(54,349)	(63,401)
Payment of costs to obtain credit facility	(5,125)	—
Payment of taxes on vested restricted stock units	(135)	—
Net cash used in financing activities	(59,609)	(63,401)
Net decrease in cash and cash equivalents	(59,352)	(20,245)
Cash and cash equivalents, beginning of period	223,375	238,214
Cash and cash equivalents, end of period	$164,023	$217,969
Supplemental disclosure of non-cash investing and financing activities
Dividends payable	$9,284	$7,934
Measurement period adjustment to goodwill and intangible assets	—	5,000
Mortgage notes receivable converted to investment in real property	32,419	—
Operating lease right-of-use assets	6,360	—
Lease liabilities arising from obtaining right-of-use assets	8,319	—
Property and equipment purchased through tenant improvement allowance	1,959	—

See accompanying notes to the unaudited condensed consolidated financial statements

Broadmark Realty Capital Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 - Organization and Business

Broadmark Realty Capital Inc. (“Broadmark Realty,” “the Company,” “we,” “us” and “our”) is an internally managed commercial real estate finance company that provides secured financing to real estate investors and developers. Broadmark Realty’s objective is to preserve and protect shareholder capital while producing attractive risk-adjusted returns primarily through dividends generated from current income from its loan portfolio. Broadmark Realty generally operates in states that it believes to have favorable demographic trends and provide Broadmark Realty the ability to efficiently access the underlying collateral in the event of borrower default.

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

Broadmark Realty Capital Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The unaudited condensed consolidated interim financial statements, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position as of June 30, 2021, our results of operations and stockholders’ equity for the six month periods ended June 30, 2021 and 2020, and our cash flows for the six month periods ended June 30, 2021 and 2020. The results of the six month period ended June 30, 2021 is not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any interim period or for any other future year.

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

The Private REIT was determined to be a voting interest entity for which we, through our wholly-owned subsidiary acting as manager with no significant equity investment, do not hold a controlling interest in and, therefore, do not consolidate. Furthermore, the Private REIT participation in loans originated by us meets the characteristics of a participating interest and the criterion for sale accounting in accordance with GAAP and therefore, is derecognized from our consolidated financial statements.

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

Correction of Immaterial Error

In the course of preparing our second quarter 2021 unaudited condensed consolidated financial statements, we revisited our previous accounting classification for warrants and identified an error related to the presentation of private placement warrants resulting in an understatement of liabilities and change in fair value from November 14, 2019 to March 31, 2021. The private placement warrants generally have the same terms as the public warrants except that so long as the private warrants are held by the original holder or its permitted transferees, (i) the original holder or its permitted transferees may exercise the warrant on a cashless basis and (ii) the Company does not have the right to redeem the private placement warrants. In the case of a change of control and less than 70 percent of the consideration received is stock listed on an exchange, the public and private placement warrants would be subject to an exercise price adjustment calculated on the basis of a capped American call option and uncapped American call option, respectively. If, however, the private placement warrants are transferred to a third party, the basis for the exercise price adjustment changes and is calculated on the basis of a capped American call option, which results in the valuation change being based, in part, on the holder of the private placement warrants. As a result, the private placement warrants do not meet the criterion to be indexed to valuation inputs based on the Company’s own stock and must be classified as a liability measured at fair value. Based on consideration of both the quantitative and qualitative factors within the provisions of SEC Staff Accounting Bulletin No. 99, Materiality, and Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, we determined that the error was not material to our previously issued annual and interim consolidated financial statements. Furthermore, we determined that correcting the error in the current period would not materially misstate our unaudited condensed consolidated financial statements and therefore, no restatement of our prior period unaudited condensed consolidated financial statements is required.

Broadmark Realty Capital Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts and disclosures at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. The most significant estimates relate to the fair value of financial instruments, such as the expected credit losses on our loans, investments in real property, and private placement warrant liabilities. Accordingly, actual results could differ from those estimates. The COVID-19 pandemic has introduced significant additional uncertainty with respect to estimates, judgments and assumptions, which may materially impact the estimates previously listed, among others.

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

We maintain our cash and cash equivalents with financial institutions, which are insured up to a maximum of $250,000 per account as of June 30, 2021 and December 31, 2020. The balances in these accounts may exceed the insured limits. There were no restrictions on cash as of June 30, 2021 or December 31, 2020.

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

Participations in mortgage notes receivables are accounted for as sales and derecognized from the balance sheet when control over the transferred assets has been surrendered. Control over transferred assets is deemed to be surrendered when: (1) a group of financial assets or a participating interest in an entire financial asset has been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right, beyond a more than trivial benefit) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets. If the sales do not meet these criteria, the sale of the participation is treated as a secured borrowing. As of June 30, 2021, all participations in mortgage notes receivable sold to the Private REIT have achieved sale accounting.

Broadmark Realty Capital Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Current Expected Credit Losses Allowance

In the fourth quarter of 2020, we adopted the current expected credit loss (“CECL Standard”) for the full year ended December 31, 2020 as we ceased to qualify as an emerging growth company effective December 31, 2020. As a result, we were no longer permitted an extended transition period for complying with new or revised accounting standards affecting public companies. The initial CECL allowance adjustment of $2.0 million was recorded on January 1, 2020 as a cumulative-effect of change in accounting principle through a direct charge to accumulated deficit on our condensed consolidated statements of stockholders’ equity; however subsequent changes to the CECL allowance are recognized through net income on our condensed consolidated statements of income. Our condensed consolidated statement of income for the three and six months ended June 30, 2020 includes an additional provision for credit losses of $3.9 and $4.7 million associated with the adoption of the CECL Standard, as a result, our previously reported net income of $19.8 and $47.0 million for this period is lower by $3.9 and $4.7 million.

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

Broadmark Realty Capital Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Interest and Fees Receivable

Interest on performing loans is accrued and recognized as interest income at the contractual rate of interest, or at the contractual rate of monthly minimum interest. Extension fees are charged when we agree to extend the maturity dates of loans. In addition, late fees are charged when borrower payments are contractually past due. We monitor each note’s outstanding interest and fee receivables and, based on historical performance, generally reserve against the balance after a receivable is greater than 60 days past due unless collectability of all amounts due is reasonably assured.

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

As of June 30, 2021 and December 31, 2020, we owned five and three properties or projects totaling $41.7 and $8.5 million, respectively.

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

Broadmark Realty Capital Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Goodwill

Goodwill represents the excess of the cost of an acquired business over the fair value of the assets acquired at the date of acquisition and is not amortized. We assess the impairment of goodwill on an annual basis, in our fourth quarter, or whenever events or changes in circumstances indicate that goodwill may be impaired. In our evaluation of goodwill, we typically first perform a qualitative assessment to determine whether the carrying value of each reporting unit is greater than its fair value. If it is more likely than not that the carrying value of a reporting unit is greater than its fair value, we perform a quantitative assessment and an impairment charge is recorded in our statements of operations for the excess of carrying value of the reporting unit over its fair value. Our annual assessment occurs in the fourth quarter. During the first and second quarter of 2021, we continued to monitor the impact of COVID-19 and determined there were no new triggering events to warrant a quantitative assessment of our goodwill.

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

Intangible Assets

We record the intangible assets at fair value at the acquisition date and amortize the value of these finite-lived intangibles into expense over the expected useful life. All of our intangible assets relate to the value of customer relationships. As of June 30, 2021 and December 31, 2020, intangible assets net of accumulated amortization was $0.5 and $0.6 million, respectively.

Broadmark Realty Capital Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

INCOME RECOGNITION

Interest Income

Interest income on mortgage notes receivable is accrued based on contractual rates applied to the principal balance unless there is a minimum interest provision in the mortgage note. Certain construction loans provide for minimum interest provisions, under which the contractual rate applies to, which are typically between 50% and 70% of the face amount of the note until the actual outstanding principal exceeds the minimum threshold.

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

Broadmark Realty Capital Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Broadmark Realty Capital Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

The following table reconciles outstanding mortgage loan commitments to outstanding balance of mortgage notes receivable as of June 30, 2021 and December 31, 2020:

(dollars in thousands)	June 30, 2021	December 31, 2020
Total loan commitments	$1,328,556	$1,245,963
Less:
Construction holdbacks(1)	412,751	356,026
Interest reserves(1)	35,600	29,817
Private REIT participation(2)	41,427	37,729
Total principal outstanding for our mortgage notes receivable	838,778	822,391
Less:
Allowance for credit losses(3)	10,943	10,590
Deferred origination and amendment fees	13,381	13,315
Mortgage notes receivable, net	$814,454	$798,486

(1)
Includes construction holdbacks of $34.7 and $40.4 million and interest reserves of $2.6 and $4.3 million on participating interests sold to the Private REIT as of June 30, 2021 and December 31, 2020, respectively.
(2)
The Private REIT’s participations in loans originated by us meet the characteristics of participating interests and the criterion for sale accounting and therefore, are derecognized from our condensed consolidated financial statements.
(3)
As of June 30, 2021, $0.7 million of the CECL Allowance is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable and accrued liabilities in our condensed consolidated balance sheet.

Non-accrual Status

As of June 30, 2021 and December 31, 2020, the principal outstanding on loans in contractual default status placed on non-accrual status was $155.3 and $126.8 million, respectively, and all non-accrual loans had an allowance for credit losses.

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

Broadmark Realty Capital Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The following tables summarize the activity in the CECL Allowance during the six months ended June 30, 2021 and 2020:

	CECL Allowance
(dollars in thousands)	Funded	Unfunded (2)	Total
CECL allowance as of December 31, 2020	$10,590	$—	$10,590
Provision for credit losses, net	1,761	947	2,708
Charge-offs(1)	(1,688)	—	(1,688)
CECL allowance as of March 31, 2021	$10,663	$947	$11,610
Provision for credit losses (benefit), net	280	(222)	58
CECL allowance as of June 30, 2021	$10,943	$725	$11,668

(dollars in thousands)	CECL Allowance
Loan loss reserve as of December 31, 2019	$4,096
Adoption of ASU 2016-13(3)	1,975
Provision for credit losses, net	4,432
Charge-offs(1)	(537)
CECL allowance as of March 31, 2020	$9,966
Charge-offs(1)	(696)
Provision for credit losses, net	4,224
CECL allowance as of June 30, 2020	$13,494

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

The following tables allocate the carrying value of our loan portfolio based on our internal credit quality indicators in assessing estimated credit losses and vintage of origination at the dates indicated:

	At June 30, 2021		Year Originated (1)
(dollars in thousands)	Carrying Value	% of Portfolio	2021	2020	2019	2018	2017	Prior
Construction Type
Vertical Construction	$519,791	63.0%	$196,664	$194,366	$31,142	$1,731	$90,598	$5,290
Investment	159,089	19.2	68,500	44,474	18,456	4,027	18,193	5,439
Horizontal Development	146,517	17.8	102,106	39,548	—	181	—	4,682
Total	$825,397	100.0%	$367,270	$278,388	$49,598	$5,939	$108,791	$15,411
CECL allowance(2)	(10,943)
Carrying value, net	$814,454

(1)
Represents the year of origination or amendment where the loan incurred a full re-underwriting.
(2)
$0.7 million of the CECL Allowance is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable and accrued liabilities in our condensed consolidated balance sheet.

Broadmark Realty Capital Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

	At June 30, 2021		Year Originated (1)
(dollars in thousands)	Carrying Value	% of Portfolio	2021	2020	2019	2018	2017	Prior
Collateral Type
Apartments	$178,457	21.6%	$55,399	$68,339	$23,020	$—	$26,667	$5,032
Residential Lots	88,976	10.8	51,790	27,065	—	—	—	10,121
Single family housing	77,416	9.5	53,171	19,071	—	181	4,993	—
Townhomes	75,268	9.1	23,307	26,667	—	1,384	23,652	258
Unentitled Land	70,960	8.6	50,492	—	—	3,200	17,268	—
Condos	64,359	7.8	9,628	18,271	—	1,174	35,286	—
Senior Housing	53,056	6.4	28,423	24,633	—	—	—	—
Hotel	47,188	5.7	6,325	40,863	—	—	—	—
Mixed Use	39,976	4.8	11,795	26,258	1,923	—	—	—
Offices	33,550	4.1	4,560	6,292	22,698	—	—	—
Entitled Land	29,070	3.5	27,719	1,351	—	—	—	—
Industrial	17,377	2.1	17,377	—	—	—	—	—
Commercial Lots	15,453	1.9	—	15,453	—	—	—	—
Commercial	12,649	1.5	12,649	—	—	—	—	—
Retail	6,668	0.8	3,508	1,203	1,957	—	—	—
Quadplex	6,013	0.7	3,091	2,922	—	—	—	—
Duplex	4,634	0.6	3,709	—	—	—	925	—
Commercial other	4,327	0.5	4,327	—	—	—	—	—
Total	$825,397	100.0%	$367,270	$278,388	$49,598	$5,939	$108,791	$15,411
CECL allowance(2)	(10,943)
Carrying value, net	$814,454

(1)
Represents the year of origination or amendment where the loan incurred a full re-underwriting.
(2)
$0.7 million of the CECL Allowance is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable and accrued liabilities in our condensed consolidated balance sheet.

	At June 30, 2021		Year Originated (1)
(dollars in thousands)	Carrying Value	% of Portfolio	2021	2020	2019	2018	2017	Prior
LTV (2)
0 - 40%	$34,973	4.2%	$24,053	$7,375	$—	$3,200	$345	$—
41 - 45%	40,800	5.0	35,046	5,754	—	—	—	—
46 - 50%	56,451	6.8	30,013	26,438	—	—	—	—
51 - 55%	84,695	10.3	32,781	33,035	1,957	—	16,922	—
56 - 60%	81,261	9.8	15,854	44,656	—	—	15,312	5,439
61 - 65%	501,182	60.7	228,970	141,255	47,641	2,739	75,287	5,290
66 - 70%	11,300	1.4	553	10,747	—	—	—	—
71 - 75%	—	0.0	—	—	—	—	—	—
76 - 80%	—	0.0	—	—	—	—	—	—
Above 80%	14,735	1.8	—	9,128	—	—	925	4,682
Total	$825,397	100.0%	$367,270	$278,388	$49,598	$5,939	$108,791	$15,411
CECL allowance(3)	(10,943)
Carrying value, net	$814,454

(1)
Represents the year of origination or amendment where the loan incurred a full re-underwriting.
(2)
Represents LTV as of origination or latest amendment. LTVs above 65% generally represent loans in contractual default status where we have agreed to extend funds to the borrower above 65% in order to facilitate successful completion of the construction and return of capital.
(3)
$0.7 million of the CECL Allowance is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable and accrued liabilities in our condensed consolidated balance sheet.

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

(1)
Represents the year of origination or amendment where the loan incurred a full re-underwriting.

Broadmark Realty Capital Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

	At December 31, 2020		Year Originated (1)
(dollars in thousands)	Carrying Value	% of Portfolio	2020	2019	2018	2017	2016	Prior
Collateral Type
Apartments	$129,588	16.0%	$79,931	$18,953	$—	$24,232	$6,472	$—
Residential Lots	124,548	15.4	105,830	10,291	—	—	8,427	—
Condos	92,245	11.4	52,714	3,106	4,405	32,020	—	—
Single family housing	90,131	11.1	69,438	8,839	1,028	10,103	—	723
Townhomes	72,773	9.0	47,391	1,061	1,703	21,564	1,054	—
Unentitled Land	71,796	8.9	47,727	—	7,259	16,444	—	366
Mixed Use	66,092	8.2	60,232	5,860	—	—	—	—
Hotel	51,115	6.3	42,874	8,241	—	—	—	—
Senior Housing	34,283	4.2	34,283	—	—	—	—	—
Offices	29,540	3.7	8,495	21,045	—	—	—	—
Commercial Lots	15,683	1.9	15,683	—	—	—	—	—
Retail	11,397	1.4	9,500	1,897	—	—	—	—
Industrial	11,309	1.4	704	10,605	—	—	—	—
Quadplex	5,592	0.7	5,592	—	—	—	—	—
Entitled Land	1,116	0.1	1,116	—	—	—	—	—
Commercial	877	0.1	—	877	—	—	—	—
Duplex	736	0.1	—	—	—	736	—	—
Commercial other	254	0.1	254	—	—	—	—	—
Total	$809,076	100.0%	$581,765	$90,775	$14,395	$105,099	$15,953	$1,089
CECL allowance	(10,590)
Carrying value, net	$798,486

(1)
Represents the year of origination or amendment where the loan incurred a full re-underwriting.

	At December 31, 2020		Year Originated (1)
(dollars in thousands)	Carrying Value	% of Portfolio	2020	2019	2018	2017	2016	Prior
LTV (2)
0 - 40%	$22,601	2.8%	$18,112	$—	$3,862	$261	$—	$366
41 - 45%	68,263	8.4	44,683	20,183	3,397	—	—	—
46 - 50%	23,864	2.9	15,917	7,224	—	—	—	723
51 - 55%	76,539	9.5	57,583	2,774	—	16,182	—	—
56 - 60%	135,170	16.7	117,309	3,106	—	9,639	5,116	—
61 - 65%	450,253	55.7	301,964	57,488	7,136	76,139	7,526	—
66 - 70%	9,416	1.2	9,416	—	—	—	—	—
71 - 75%	1,983	0.2	1,983	—	—	—	—	—
76 - 80%	14,544	1.8	14,544	—	—	—	—	—
Above 80%	6,443	0.8	254	—	—	2,878	3,311	—
Total	$809,076	100.0%	$581,765	$90,775	$14,395	$105,099	$15,953	$1,089
CECL allowance	(10,590)
Carrying value, net	$798,486

(1)
Represents the year of origination or amendment where the loan incurred a full re-underwriting.
(2)
Represents LTV as of origination or latest amendment. LTVs above 65% generally represent loans in contractual default status where we have agreed to extend funds to the borrower above 65% in order to ensure successful completion of the construction and return of capital.

Broadmark Realty Capital Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 4 – Fair Value Measurements

The following tables present estimated fair values of our financial instruments as of the period indicated, whether or not recognized or recorded in the consolidated balance sheets at the period indicated:

	June 30, 2021		Fair Value Measurements Using
	Carrying	Estimated
(dollars in thousands)	Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$164,023	$164,023	$164,023	$—	$—
Mortgage notes receivable, net	814,454	814,454	—	—	814,454
Financial Liabilities
Accounts payable and accrued liabilities (1)	8,542	8,542	—	4,808	3,734

(1)
As of June 30, 2021, includes the level 3 valuation of the private placement warrant liability derivative measured at fair value on a recurring basis.

	December 31, 2020		Fair Value Measurements Using
	Carrying	Estimated
(dollars in thousands)	Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$223,375	$223,375	$223,375	$—	$—
Mortgage notes receivable, net	798,486	798,486	—	—	798,486

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

The following table sets forth assets and liabilities measured and reported at fair value on a recurring and nonrecurring basis, as well as for which fair value is only disclosed, as of June 30, 2021 and December 31, 2020. All of these fair values are categorized as Level 3. The table also contains information about valuation methodologies and inputs used for assets that are measured at fair value and categorized within Level 3 as of June 30, 2021 and December 31, 2020:

	Level 3		Valuation	Unobservable	Range of
(dollars in thousands)	June 30, 2021	December 31, 2020	technique	inputs	inputs
Private Placement Warrants(1)	$3,734	$-	Valuation model	Equity volatility of underlying stock price	0 - 25%
Real property(2)	41,725	8,473	Collateral valuations	Discount to appraised value based on comparable market prices	0 - 10%
Collateral dependent loans, net of allowance for credit losses(3)	37,242	30,920	Collateral valuations	Discount to appraised value based on comparable market prices	0 - 10%
Total	$82,701	$39,393

(1)
Private placement warrant liability derivative measured at fair value on a recurring basis.
(2)
Real property is stated at lower of cost or fair value, a non-recurring measurement of fair value.
(3)
Loans meeting the definition of collateral dependent are measured at the fair value less the costs to sell the underlying property. The carrying value of the collateral dependent loans, net of the allowance for credit losses, approximates fair value.

Broadmark Realty Capital Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Fair Value on a Recurring Basis

The Private Placement Warrant Liability is valued using a lattice model that primarily incorporates observable inputs such as our common stock price, exercise price, term of the warrant, dividend yield and the risk-free rate, however, it also incorporates an assumption for equity volatility based on the volatility of the common stock of comparable public companies. As we utilize unobservable inputs in the valuation, we classify the Private Placement Warrant Liability as Level 3 within the fair value hierarchy. Refer to Note 5 for description of inputs utilized at June 30, 2021.

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

Our loans in mortgage notes receivable are evaluated for expected credit losses and mortgage notes receivable are presented net of an allowance for credit losses. Due to the short-term maturity of the mortgage notes receivable, a premium or discount is not material and the carrying value approximates fair value. We believe that our mortgage notes receivable net of the CECL allowance approximates fair value of the portfolio. As we utilize unobservable inputs, including third-party appraisals for estimating as-complete appraised values, we classify mortgage notes receivable as Level 3 within the fair value hierarchy.

Note 5 - Stockholders’ Equity and Earnings per Share

Stockholders’ Equity

The Company is authorized to issue 500,000,000 shares of common stock with a par value of $0.001 per share and 100,000,000 shares of preferred stock with a par value of $0.001 per share. Holders of our common stock are entitled to one vote for each share. As of June 30, 2021 and December 31, 2020, there were 132,634,672 and 132,532,383 shares of common stock issued and outstanding, respectively, and no shares of preferred stock issued and outstanding.

As of June 30, 2021 and December 31, 2020 there were 41.7 million public warrants outstanding to acquire one-fourth of a share of common stock at a price of $2.875 (the “Public Warrants”), and 5.2 million warrants outstanding to acquire one share of our common stock at a price of $11.50 per share (the “Private Placement Warrants”). In the aggregate, we have outstanding warrants to purchase approximately 15.6 million shares of common stock at a price of $11.50 per whole share. Settlement of outstanding warrants will be in shares of our common stock unless we elect solely in our discretion to settle warrants we have called for redemption in cash, and subject to customary adjustment in the event of business combinations and certain tender offers.

The liability for the Private Placement Warrants was $3.7 million as of June 30, 2021 and is included in accounts payable and accrued liabilities in the condensed consolidated balance sheet. Refer to "Correction of Immaterial Error" in Note 2 for additional details on the accounting classification of the Private Placement Warrants.

Broadmark Realty Capital Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The fair value of the Private Placement Warrant Liability was estimated using a lattice model in accordance with ASC 820, Fair Value, using the assumptions noted below in the following table. Expected volatility is based on the historical volatility of traded prices of Public Warrants. The risk-free interest rate is based on the US Treasury Constant Maturity curve, commensurate with the time to expiry of warrants.

As of June 30, 2021
Expected volatility	23.0%
Expected dividend yield	7.4%
Expected life (in years)	3.38
Risk-free interest rate	0.5%

Earnings per Share

The table below presents the computation of basic and diluted net income per share of common stock for the periods presented:

	Three Months Ended		Six Months Ended
(dollars in thousands, except share and per share data):	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net income	$18,252	$15,844	$38,633	$42,313
Basic weighted-average shares of common stock outstanding	132,585,116	132,165,005	132,567,768	132,120,290
Dilutive effect of share-based compensation	61,273	—	68,656	—
Diluted weighted-average shares of common stock outstanding	132,646,389	132,165,005	132,636,425	132,120,290
Basic earnings per share	$0.14	$0.12	$0.29	$0.32
Diluted earnings per share	$0.14	$0.12	$0.29	$0.32

For the periods presented, the following table reconciles the denominators used in the basic and diluted earnings per share calculations:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Denominator for basic earnings per share calculation	132,585,116	132,165,005	132,567,768	$132,120,290
Effect of dilutive securities:
Unvested restricted stock units	61,273	—	68,656	—
Denominator for diluted earnings per share calculation	132,646,389	132,165,005	132,636,424	132,120,290

For the periods presented, the following stock equivalents were excluded from the calculations of diluted earnings per share because their effect would have been antidilutive:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Weighted-average restricted stock units outstanding	596,978	792,480	539,645	642,185
Effect of dilutive securities:
Unexercised public and private warrants	15,604,304	15,604,329	15,604,304	15,604,329
Total stock equivalents	16,201,282	16,396,809	16,143,949	16,246,514

Broadmark Realty Capital Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Code, which relate to organizational structure, diversity of stock ownership, and certain restrictions with regard to the nature of assets and the sources of income. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state, and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of June 30, 2021 and December 31, 2020, we were in compliance with all REIT requirements.

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

As of June 30, 2021, 3,597,199 share awards were available to be issued under the Plan. The restricted stock units granted under the Plan generally vest from one to three years depending on the terms of the specific award. In 2021, pRSUs were granted to our executive officers that will be earned at the end of the three fiscal year period ending December 31, 2023 based on the Company’s level of achievement of total stockholder return relative to the total stockholder return (“Relative TSR”) of a selected group of industry peer companies for the three-year performance period. A variable level of shares of our common stock, ranging from 0% to 150% of target level, will be earned based on the level of achievement of the Relative TSR goals. The earned pRSUs will be paid in the form of common stock promptly following the end of the three-year performance period. The pRSUs are each measured at fair value based on Monte Carlo simulation models.

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

Broadmark Realty Capital Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

The following table summarizes the activity related to RSUs during 2021:

		Weighted Average
		Grant Date Fair
	Shares	Market Value
Unvested RSUs outstanding as of December 31, 2020	434,143
Granted	424,866	$10.39
Vested	(37,227)	$11.08
Unvested RSUs outstanding as of March 31, 2021	821,782
Granted	41,135	$10.93
Vested	(77,766)	$10.34
Forfeited	(1,362)	$10.58
Unvested RSUs outstanding as of June 30, 2021	783,789

For the three and six months ended June 30, 2021, we recognized compensation expense related to RSUs of $0.9 and $1.7 million, respectively, based on amortizing the fair value of the awards over the service (vesting) period. As of June 30, 2021, there was $6.6 million of net unrecognized compensation cost related to unvested stock-based compensation arrangements. This compensation is recognized on a straight-line basis over a weighted-average recognition period of 2.1 years.

Note 8 - Commitments and Contingencies

The following table illustrates our contractual obligations and commercial commitments by due date as of June 30, 2021:

		Less than 1			More than
(dollars in thousands)	Total	year	1-3 years	3-5 years	5 years
Construction holdbacks (1)	412,751	292,787	119,964	—	—
Operating lease obligations	$11,327	$926	$1,852	$2,048	$6,501
Total	$424,078	$293,713	$121,816	$2,048	$6,501

(1)
Includes construction holdbacks of $34.7 million on participating interests sold to the Private REIT as of June 30, 2021. The funding timing and amounts of construction holdbacks are uncertain as these commitments relate to loans for construction costs and depend on the progress and performance of the underlying projects.

Construction Loans

Our commitments and contingencies include usual obligations incurred by real estate lending companies in the normal course of business, including construction holdbacks as disclosed in Note 3.

Lease Commitments

On March 18, 2020, we entered into a non-cancelable operating lease agreement for our office space in Seattle with an original lease period expiring in 2032. The lease commencement date was in the first quarter of 2021. The total cash payments included in the measurement of our operating lease liabilities, net of lease incentives was $11.7 million. The right-of-use assets obtained in exchange for the new operating lease obligation and the tenant improvements were $6.4 and $2.0 million, respectively. The discount rate for the operating lease was 6.0%, resulting in an imputed interest amount of $3.3 million.

Broadmark Realty Capital Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Concentration Risk

Our portfolio of active loans is primarily secured by first deed of trust liens on residential and commercial real estate located in 14 states and the District of Columbia. Our loan portfolio is also concentrated within ten counties, the largest being Utah county in Utah. As of June 30, 2021 and December 31, 2020, the top ten counties make up 42.0% and 43.2% of the total committed amount of loans in our total portfolio.

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

Broadmark Realty Capital Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

We also provided the Farallon Entities with certain registration rights in connection with the PIPE Investment, pursuant to which we registered in December 2019 the shares of our common stock, Public Warrants and shares issuable upon exercise of the Public Warrants under the Securities Act. As part of the PIPE Investment, the Farallon Entities had an option (the “Optional Subscription”) to purchase up to $25 million of additional shares of common stock, which were exercisable during the 365-day period following the consummation of the Business Combination at $10.45352229 (the “Reference Price”). The Farallon Entities were entitled to cash settle, in whole or in part, the exercise of the Optional Subscription, and therefore, the Optional Subscription did not meet the requirements for equity classification and was assumed to be settled in cash and classified as a liability in our consolidated balance sheet. The Optional Subscription expired unexercised on November 14, 2020, and therefore the liability was $0 as of December 31, 2020. The change is fair value of the Optional Subscription Liability was included in the condensed consolidated statements of income and was estimated using a lattice model and the expected volatility was based on the historical volatility of comparable public companies.

Broadmark Private REIT, LLC

The Private REIT is a private real estate finance company that primarily participates in short-term, first deed of trust loans secured by real estate that are originated, underwritten and serviced by Broadmark Realty Capital Inc. The Private REIT is managed by our subsidiary in accordance with a market-based arrangement and was determined to be a voting interest entity. We do not directly or indirectly control the Private REIT and own only a nominal interest in the Private REIT’s common units and, therefore, we do not consolidate the Private REIT. Furthermore, the Private REIT’s participations in loans originated by us meet the characteristics of participating interests and the criterion for sale accounting and therefore, are derecognized from our condensed consolidated financial statements.

Note 10 - Subsequent Events

Dividend Declaration

On July 13, 2021, our board of directors declared a cash dividend of $0.07 per common share payable on August 13, 2021 to stockholders of record as of July 30, 2021.

Private REIT

On July 13, 2021, the Company announced that the Private REIT will be liquidated. The Private REIT Manager, acting as liquidator of the Private REIT, will sell the Private REIT’s assets, discharge its liabilities and wind up its affairs. The Private REIT’s outstanding participations in loans originated and sold by the Company to the Private REIT will be purchased by the Company for a cash payment by the Company equal to the fair value of the Private REIT’s loan participations as of August 1, 2021 (the "Liquidation Date"), which is projected to be approximately $42 million. The Private REIT will distribute 100% of its assets in excess of cash required to discharge liabilities (including accrued liabilities for liquidation costs) to its investors based on their relative percentage interests as of the Liquidation Date. The liquidation of the Private REIT and distribution of its assets is scheduled to be completed by the end of the third quarter 2021. Upon completion of the purchase, the Company will hold 100% of the participation interests in its outstanding loans.

ITEM 2.             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with the condensed consolidated financial statements and related notes in Part I, Item 1 of this Quarterly Report on Form 10-Q and in conjunction with our Annual Report on Form 10-K/A for the year ended December 31, 2020 filed with the SEC on March 2, 2021 including the “Risk Factors” section and consolidated financial statements and notes included therein. The following discussion and analysis contains forward-looking statements and involves numerous risks and uncertainties. Actual results may differ materially from those contained in any forward-looking statements. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2021 or for any other period. Unless the context otherwise requires, references to “Broadmark Realty,” the “Company,” “we,” “us” and “our” refer to Broadmark Realty Capital Inc. and its consolidated subsidiaries.

Broadmark Realty, a Maryland corporation, is an internally managed commercial real estate finance company that has elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. Based in Seattle, Washington, we specialize in underwriting, funding, servicing and managing a portfolio of short-term, first deed of trust loans to fund the construction and development of, or investment in, commercial properties. We generally operate in states that we believe to have favorable demographic trends and that provide more efficient and quicker access to collateral in the event of borrower default. Beginning in early 2021, we have increased the number of states in which we operate in order to expand our potential lending markets. As of June 30, 2021, our portfolio of 199 active loans had approximately $1.3 billion of total commitments and $880.2 million of principal outstanding across 137 borrowers in 14 states and the District of Columbia, of which $78.8 million and $41.4 million, respectively, were sold to the Private REIT. We refer to loans that have outstanding commitments or principal balances that have not been repaid or retired, including by foreclosure, as “active loans.” Total commitments refer to the aggregate sum of outstanding principal balances, construction holdbacks and committed amounts for future draws and interest reserves on our loans. To date our loan portfolio has been 100% equity funded, and as of June 30, 2021, we have no outstanding debt. We plan to opportunistically raise capital in the public and private markets from time to time based on market conditions to fund the growth of our portfolio and produce attractive returns for our stockholders. On February 19, 2021, we closed on a $135.0 million revolving credit facility, which we expect will enable us to use a larger percentage of our cash balances for lending activities. As of June 30, 2021, we have not drawn on our revolving credit facility.

Properties securing our loans are generally classified as residential properties, commercial properties or undeveloped land, and are typically not income producing. Each loan is secured by a first deed of trust lien on real estate. Our lending policy limits the committed amount of each loan to a maximum loan-to-value (“LTV”) ratio of up to 65% of the “as-complete” appraised value of the underlying collateral as determined by an independent appraiser at the time of the loan origination. Our lending policy also limits the initial outstanding principal balance of each loan to a maximum LTV of up to 65% of the “as-is” appraised value of the underlying collateral as determined by an independent appraiser at the time of the loan origination. At the time of origination, the difference between the initial outstanding principal and the total commitment is the amount held back for future release subject to property inspections, progress reports and other conditions in accordance with the loan documents. Unless otherwise indicated, LTV is measured by the total commitment amount of the loan at origination divided by the “as-complete” appraisal. LTVs do not reflect interim activity such as construction draws or interest payments capitalized to loans, or partial repayments of the loan. As of June 30, 2021, the weighted average LTV was 59.7% across our active loan portfolio based on the total commitment of the loan and “as-complete” appraisals. For our loans in contractual default status as of June 30, 2021, the weighted average LTV was approximately 87.7% when measured by the sum of the principal outstanding net of the provision for credit losses, the estimated costs to complete and the accounts receivable for which collectability is reasonably assured, divided by the most recent “as-complete” appraisal. In addition, our loans are typically personally guaranteed on a recourse basis by the principals of the borrower and/or others at our discretion to provide further credit support for the loan. The personal guarantee may be collaterally secured by a pledge of the guarantor’s interest in the borrower or other real estate or assets owned by the guarantor.

Our loans typically range from $0.2 to $40 million in total commitment at origination, generally bear interest at a fixed annual rate of 10% to 13% and have initial terms typically ranging from five to 18 months in duration based on the size of the project and expected timeline for completion of construction, which we often elect to extend for several months based on our evaluation of the project. As of June 30, 2021, the average total commitment of our active loans was $6.7 million and the weighted average remaining term to contractual maturity of our active loans was approximately seven months. We usually receive loan origination fees, or “points,” typically ranging from 2% to 5% of the total commitment at origination, along with loan amendment and extension fees, each of which varies in amount based upon the term of the loan and the quality of the borrower and the underlying collateral. In addition, we charge fees on past due receivables and receive reimbursements from borrowers for costs associated with services provided by us, such as closing costs, collection costs on defaulted loans and construction draw inspection fees.

As of June 30, 2021, the COVID-19 pandemic is ongoing. As a result of the pandemic, we have experienced an adverse impact on our loan portfolio primarily in the form of a significant increase in defaulted loans and a slow-down in construction progress. For example, delays in local government permitting and inspections arising from measures to limit the spread of COVID-19 delayed some projects in 2020, adversely affecting the ability of borrowers to complete the projects in accordance with the terms of the loans. During the second half of 2020, we saw an increase in delinquencies and requests for extensions or forbearance, which began to stabilize in the third quarter of 2020. In addition, market conditions, and in some cases moratoriums on the foreclosure process, have increased the timeline to resolve non-performing loans. Delays in repayment of our outstanding loans or sales of foreclosed properties reduce the capital available for future loan originations.

In 2021, the U.S. and global economy has begun reopening and wider distribution of effective vaccines for COVID-19 will likely encourage greater economic activity. Nonetheless, the recovery could remain uneven, particularly given uncertainty with respect to the distribution and acceptance of the vaccines and their effectiveness in preventing the spread of COVID-19, including its new variant strains. There remains significant uncertainty regarding the timing and duration of the economic recovery, which precludes any prediction as to the ultimate adverse impact of the COVID-19 pandemic on economic and market conditions. There remain shortages in raw materials, manufactured products and labor across industries that are resulting in longer construction timelines and rising prices, which are dampening a full economic recovery within the construction industry. The prolonged duration and impact of the COVID-19 pandemic could materially disrupt our business operations and negatively impact our business, financial performance and operating results for the year ending December 31, 2021 and potentially longer.

As a result of limited residential housing supply, net migration trends and a low interest rate environment, we have seen an increase in new parties entering the real estate lending market as economic conditions have begun to stabilize from the impact of the COVID-19 pandemic. Such new entrants, as well as existing lenders, have been aggressively pursuing yields. This has resulted in increased competition and pricing pressure on our business, which has driven, and we expect will continue to drive, increased variability in the amount of our loan originations from quarter-to-quarter. In addition, since we primarily compete on the basis of borrower relationships, loan structure, terms and service rather than on price, competitive conditions have led us in some cases to originate loans with terms that deviate from our historical practice, such as a reduction in or absence of minimum interest provisions in our mortgage notes, which in turn reduce the interest income we earn on those loans. Starting in the second quarter of 2021, we adopted a dynamic pricing model, in which we determine credit risk for prospective loans utilizing categories such as experience of the borrower, amount of new capital being contributed by the borrower or guarantors to the project and strength of the underlying collateral.  Under the dynamic pricing model, originated loans that we underwrite as lower credit risk could potentially receive lower annual rates or loan origination fees than loans that we deem as higher credit risk.  To the extent that competitive conditions lead us to originate a greater percentage of loans containing annual fees or loan origination fees at the lower end of our historic ranges, our interest and fee income and financial performance could be adversely affected. We expect these trends related to the competitive environment to continue.

Key Indicators of Financial Condition and Operating Performance

In assessing the performance of our business, we consider a variety of financial and operating metrics, which include both GAAP and non-GAAP metrics, including the following:

Interest income earned on our loans. A primary source of our revenue is interest income earned on our loan portfolio. Our loans typically bear interest at a fixed annual rate of 10% to 13%, paid monthly, primarily from interest reserves and, to a lesser extent, cash payments. Certain mortgage notes provide for minimum interest provisions, to which the contractual rate applies, which is typically between 50% and 70% of the face amount of the note until the outstanding principal under the note exceeds a minimum threshold. A reduction in or absence of minimum interest provisions in our mortgage notes and an increase in the amount of our loans in non-accrual status as a result of being in contractual default reduce our effective interest-bearing principal and the interest income we earn on our loans. The effective interest-bearing principal represents the principal balance outstanding plus the excess of minimum interest provisions over the actual principal outstanding. As of June 30, 2021 and December 31, 2020, the effective interest-bearing principal was $989.9 and $998.6 million, respectively. With consideration of loans in non-accrual status, the effective interest-bearing principal as of June 30, 2021 and December 31, 2020 decreased to $776.2 and $786.4 million, respectively. We expect the trend of lower effective interest-bearing principal than historic levels to continue in subsequent quarters as a result of competitive conditions in the market and our default resolution strategy. In addition, as we have historically had no debt outstanding, we have had no borrowing costs and accordingly our gross interest income earned on our loans has been equivalent to net interest income.

Fees and other revenue recognized from originating and servicing our loans. Fee income is comprised of loan origination fees, loan renewal fees and inspection fees. The majority of fee income is comprised of loan origination fees, or “points,” which typically range from 2% to 5% of the total commitment at origination. In addition to origination fees, we earn loan extension fees when maturing loans are renewed or extended and amendment fees when loan terms are modified, such as increases in interest reserves and construction holdbacks in line with our underwriting criteria or upon modification of a loan for the transition from horizontal development to vertical construction. Loans are generally only renewed or extended if the loan is not in default and satisfies our underwriting criteria, including our maximum LTV ratio of up to 65% of the appraised value as determined by an independent appraiser at the time of loan origination, or based on an updated appraisal, if required. Loan origination and renewal fees are deferred and recognized in income over the contractual maturity of the underlying loan.

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

The following tables contains the total amount of our loan originations and repayments for the periods indicated:

	Three Months Ended	Six Months Ended
(dollars in millions)	June 30, 2021	June 30, 2021
Loans originated(1)	$197.4	$315.0
Loans repaid	$111.2	$182.4

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

The following tables allocate the carrying value of our loan portfolio based on our internal credit quality indicators used in assessing estimated credit losses and vintage of origination at the dates indicated:

	At June 30, 2021		Year Originated (1)
(dollars in thousands)	Carrying Value	% of Portfolio	2021	2020	2019	2018	2017	Prior
Construction Type
Vertical Construction	$519,791	63.0%	$196,664	$194,366	$31,142	$1,731	$90,598	$5,290
Investment	159,089	19.2	68,500	44,474	18,456	4,027	18,193	5,439
Horizontal Development	146,517	17.8	102,106	39,548	—	181	—	4,682
Total	$825,397	100.0%	$367,270	$278,388	$49,598	$5,939	$108,791	$15,411
CECL allowance(2)	(10,943)
Carrying value, net	$814,454

(1)
Represents the year of origination or amendment where the loan incurred a full re-underwriting.
(2)
$0.7 million of the CECL Allowance is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable and accrued liabilities in our condensed consolidated balance sheet.

	At June 30, 2021		Year Originated (1)
(dollars in thousands)	Carrying Value	% of Portfolio	2021	2020	2019	2018	2017	Prior
Collateral Type
Apartments	$178,457	21.6%	$55,399	$68,339	$23,020	$—	$26,667	$5,032
Residential Lots	88,976	10.8	51,790	27,065	—	—	—	10,121
Single family housing	77,416	9.5	53,171	19,071	—	181	4,993	—
Townhomes	75,268	9.1	23,307	26,667	—	1,384	23,652	258
Unentitled Land	70,960	8.6	50,492	—	—	3,200	17,268	—
Condos	64,359	7.8	9,628	18,271	—	1,174	35,286	—
Senior Housing	53,056	6.4	28,423	24,633	—	—	—	—
Hotel	47,188	5.7	6,325	40,863	—	—	—	—
Mixed Use	39,976	4.8	11,795	26,258	1,923	—	—	—
Offices	33,550	4.1	4,560	6,292	22,698	—	—	—
Entitled Land	29,070	3.5	27,719	1,351	—	—	—	—
Industrial	17,377	2.1	17,377	—	—	—	—	—
Commercial Lots	15,453	1.9	—	15,453	—	—	—	—
Commercial	12,649	1.5	12,649	—	—	—	—	—
Retail	6,668	0.8	3,508	1,203	1,957	—	—	—
Quadplex	6,013	0.7	3,091	2,922	—	—	—	—
Duplex	4,634	0.6	3,709	—	—	—	925	—
Commercial other	4,327	0.5	4,327	—	—	—	—	—
Total	$825,397	100.0%	$367,270	$278,388	$49,598	$5,939	$108,791	$15,411
CECL allowance(2)	(10,943)
Carrying value, net	$814,454

(1)
Represents the year of origination or amendment where the loan incurred a full re-underwriting.
(2)
$0.7 million of the CECL Allowance is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable and accrued liabilities in our condensed consolidated balance sheet.

	At June 30, 2021		Year Originated (1)
(dollars in thousands)	Carrying Value	% of Portfolio	2021	2020	2019	2018	2017	Prior
LTV (2)
0 - 40%	$34,973	4.2%	$24,053	$7,375	$—	$3,200	$345	$—
41 - 45%	40,800	5.0	35,046	5,754	—	—	—	—
46 - 50%	56,451	6.8	30,013	26,438	—	—	—	—
51 - 55%	84,695	10.3	32,781	33,035	1,957	—	16,922	—
56 - 60%	81,261	9.8	15,854	44,656	—	—	15,312	5,439
61 - 65%	501,182	60.7	228,970	141,255	47,641	2,739	75,287	5,290
66 - 70%	11,300	1.4	553	10,747	—	—	—	—
71 - 75%	—	0.0	—	—	—	—	—	—
76 - 80%	—	0.0	—	—	—	—	—	—
Above 80%	14,735	1.8	—	9,128	—	—	925	4,682
Total	$825,397	100.0%	$367,270	$278,388	$49,598	$5,939	$108,791	$15,411
CECL allowance(3)	(10,943)
Carrying value, net	$814,454

(1)
Represents the year of origination or amendment where the loan incurred a full re-underwriting.
(2)
Represents LTV as of origination or latest amendment. LTVs above 65% generally represent loans in contractual default status where we have agreed to extend funds to the borrower above 65% in order to ensure successful completion of the construction and return of capital.
(3)
$0.7 million of the CECL Allowance is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable and accrued liabilities in our condensed consolidated balance sheet.

	At December 31, 2020		Year Originated (1)
(dollars in thousands)	Carrying Value	% of Portfolio	2020	2019	2018	2017	2016	Prior
Construction Type
Vertical Construction	$514,136	63.5%	$354,012	$57,090	$6,853	$88,655	$7,526	$—
Horizontal Development	153,345	19.0	129,607	15,028	283	—	8,427	—
Investment	141,595	17.5	98,146	18,657	7,259	16,444	—	1,089
Total	$809,076	100.0%	$581,765	$90,775	$14,395	$105,099	$15,953	$1,089
CECL allowance	(10,590)
Carrying value, net	$798,486

(1)
Represents the year of origination or amendment where the loan incurred a full re-underwriting.

	At December 31, 2020		Year Originated (1)
(dollars in thousands)	Carrying Value	% of Portfolio	2020	2019	2018	2017	2016	Prior
Collateral Type
Apartments	$129,588	16.0%	$79,931	$18,953	$—	$24,232	$6,472	$—
Residential Lots	124,548	15.4	105,830	10,291	—	—	8,427	—
Condos	92,245	11.4	52,714	3,106	4,405	32,020	—	—
Single family housing	90,131	11.1	69,438	8,839	1,028	10,103	—	723
Townhomes	72,773	9.0	47,391	1,061	1,703	21,564	1,054	—
Unentitled Land	71,796	8.9	47,727	—	7,259	16,444	—	366
Mixed Use	66,092	8.2	60,232	5,860	—	—	—	—
Hotel	51,115	6.3	42,874	8,241	—	—	—	—
Senior Housing	34,283	4.2	34,283	—	—	—	—	—
Offices	29,540	3.7	8,495	21,045	—	—	—	—
Commercial Lots	15,683	1.9	15,683	—	—	—	—	—
Retail	11,397	1.4	9,500	1,897	—	—	—	—
Industrial	11,309	1.4	704	10,605	—	—	—	—
Quadplex	5,592	0.7	5,592	—	—	—	—	—
Entitled Land	1,116	0.1	1,116	—	—	—	—	—
Commercial	877	0.1	—	877	—	—	—	—
Duplex	736	0.1	—	—	—	736	—	—
Commercial other	254	0.1	254	—	—	—	—	—
Total	$809,076	100.0%	$581,765	$90,775	$14,395	$105,099	$15,953	$1,089
CECL allowance	(10,590)
Carrying value, net	$798,486

(1)
Represents the year of origination or amendment where the loan incurred a full re-underwriting.

	At December 31, 2020		Year Originated (1)
(dollars in thousands)	Carrying Value	% of Portfolio	2020	2019	2018	2017	2016	Prior
LTV (2)
0 - 40%	$22,601	2.8%	$18,112	$—	$3,862	$261	$—	$366
41 - 45%	68,263	8.4	44,683	20,183	3,397	—	—	—
46 - 50%	23,864	2.9	15,917	7,224	—	—	—	723
51 - 55%	76,539	9.5	57,583	2,774	—	16,182	—	—
56 - 60%	135,170	16.7	117,309	3,106	—	9,639	5,116	—
61 - 65%	450,253	55.7	301,964	57,488	7,136	76,139	7,526	—
66 - 70%	9,416	1.2	9,416	—	—	—	—	—
71 - 75%	1,983	0.2	1,983	—	—	—	—	—
76 - 80%	14,544	1.8	14,544	—	—	—	—	—
Above 80%	6,443	0.8	254	—	—	2,878	3,311	—
Total	$809,076	100.0%	$581,765	$90,775	$14,395	$105,099	$15,953	$1,089
CECL allowance	(10,590)
Carrying value, net	$798,486

(1)
Represents the year of origination or amendment where the loan incurred a full re-underwriting.
(2)
Represents LTV as of origination or latest amendment. LTVs above 65% generally represent loans in contractual default status where we have agreed to extend funds to the borrower above 65% in order to ensure successful completion of the construction and return of capital.

Dividends Declared. The following table summarizes the declared cash dividends per common share activity for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Dividends declared per common share	$0.21	$0.18	$0.42	$0.42

Earnings per Common Share. The following table summarizes the earnings (GAAP) and distributable earnings (non-GAAP) per common share activity for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Earnings per common share, basic	$0.14	$0.12	$0.29	$0.32
Earnings per common share, diluted	0.14	0.12	0.29	0.32
Distributable earnings per diluted share of common stock prior to realized loss on investments	0.18	0.18	0.36	0.39
Distributable earnings per diluted share of common stock	$0.18	0.17	0.35	0.38

Non-GAAP Financial Measures

Distributable Earnings

We have elected to present “distributable earnings,” a supplemental non-GAAP financial measure used by management to evaluate our operating performance. We define distributable earnings as net income attributable to common stockholders adjusted for: (i) impairment recorded on our investments; (ii) unrealized gains or losses on our investments (including provision for credit losses) and warrant liabilities; (iii) non-capitalized transaction-related and new public company transition expenses; (iv) non-cash stock-based compensation; (v) depreciation and amortization of our intangible assets; and (vi) deferred taxes, which are subject to variability and generally not indicative of future economic performance or representative of current operations.

During the six months ended June 30, 2021 and 2020, provision for credit losses, net was $2.8 and $8.7 million, respectively, which has been excluded from distributable earnings consistent with other unrealized gains (losses) pursuant to our policy for reporting distributable earnings. We expect to recognize such potential credit losses in distributable earnings if and when such amounts are deemed nonrecoverable upon a realization event. This is generally upon charge-off of principal at the time of loan repayment or upon sale of real property owned by us and the amount of proceeds is less than the principal outstanding at the time of foreclosure.

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

The table below is a reconciliation of distributable earnings to the most directly comparable GAAP financial measure:

	Three Months Ended		Six Months Ended
(dollars in thousands, except share and per share data)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net income attributable to common stockholders	$18,252	$15,844	$38,633	$42,313
Adjustments for non-distributable earnings:
Stock-based compensation expense	924	967	1,661	1,881
New public company expenses (1)	289	834	953	2,066
Change in fair value of warrant liabilities	3,734	1,458	3,734	(3,146)
Depreciation and amortization	268	119	431	(785)
Provision for credit losses, net	58	4,224	2,766	8,656
Distributable earnings prior to realized loss on investments	$23,525	$23,446	$48,178	$50,985
Realized credit losses (2)	—	(696)	(1,401)	(1,233)
Distributable earnings	$23,525	$22,750	$46,777	$49,752
Distributable earnings per diluted share of common stock prior to realized loss on investments	$0.18	$0.18	$0.36	$0.39
Distributable earnings per diluted share of common stock	$0.18	$0.17	$0.35	$0.38
Weighted-average number of shares of common stock outstanding, basic and diluted
Basic	132,585,116	132,165,005	132,567,768	132,120,290
Diluted	132,646,389	132,165,005	132,636,425	132,120,290

(1)
Expenses directly related to professional fees in connection with our new public company reporting procedures, the design and implementation of internal controls under Section 404 of the Sarbanes-Oxley Act and the implementation of the CECL standard.
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

Results from Operations

The period-to-period comparison of results is not necessarily indicative of results for future periods. The tables below set forth the results of our operations for the periods indicated, both in dollars and as a percentage of revenue (amounts in thousands, except percentage data):

	Three Months Ended		Six Months Ended
Statements of Operations Data:	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Revenues
Interest income	$21,618	$22,180	$43,635	$46,733
Fee income	7,565	6,890	15,016	14,105
Total Revenue	29,183	29,070	58,651	60,838
Other Income (Expense):
Change in fair value of warrant liabilities	(3,734)	(1,458)	(3,734)	3,146
Expenses
Impairment:
Provision for credit losses, net	58	4,224	2,766	8,656
Operating expenses:
Compensation and employee benefits	3,669	3,044	7,229	6,237
General and administrative	3,470	4,500	6,289	6,778
Total Expenses	7,197	11,768	16,284	21,671
Income before income taxes	18,252	15,844	38,633	42,313
Income tax provision	—	—	—	—
Net income	$18,252	$15,844	$38,633	$42,313

	Three Months Ended		Six Months Ended
Percentage of Revenue:	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Revenues
Interest income	74%	76%	74%	77%
Fee income	26	24	26	23
Total Revenue	100	100	100	100
Other Income (Expense):
Change in fair value of warrant liabilities	(13)	(5)	(6)	5
Expenses
Impairment:
Provision for credit losses, net	0	15	5	14
Operating expenses:
Compensation and employee benefits	13	10	12	10
General and administrative	12	15	11	11
Total Expenses	25	40	28	36
Income before income taxes	63	55	66	70
Income tax provision	—	—	—	—
Net income	63%	55%	66%	70%

Comparison of Results of Operations

Unless otherwise stated, for purposes of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the comparison of the results of operations is for the three and six months ended June 30, 2021 and June 30, 2020.

Three Months Ended June 30, 2021 Compared to June 30, 2020

Revenue

Total revenue for the three months ended June 30, 2021 and 2020 was $29.2 and $29.1 million, respectively, remaining relatively flat with an increase of $0.1 million as the decrease in interest income was fully offset by an increase in fee income, which are discussed in more detail below.

Expenses

Total expenses for the three months ended June 30, 2021 and 2020 were $7.2 and $11.8 million, respectively. The decrease in total expenses from the prior period was due to a decrease in the provision for credit losses, net, and in general and administrative expenses of $4.2 and $1.0 million, respectively, partially offset by an increase in compensation and employee benefits of $0.6 million, which are discussed in more detail below.

Interest Income

Interest income decreased by $0.6 million, or 2.5%, for the three months ended June 30, 2021 from the three months ended June 30, 2020 due to a lower effective interest-bearing principal during the three months ended June 30, 2021 primarily as a result of a reduction in the minimum interest provisions included in mortgage notes for new loan originations and an increase in the loans in non-accrual status; partially offset by an increase of 2% in the average size of our loan portfolio in the 2021 period compared to the 2020 period.

Fee Income

Fee income increased by $0.7 million, or 9.8%, for the three months ended June 30, 2021 from the three months ended June 30, 2020 due to a higher volume of loan originations in the 2021 period compared to the 2020 period.

Other Income (Expense)

The unrealized gain or loss for the change in fair value of warrant liabilities includes (1) the Private Placement Warrant Liability that was recorded as a correction to an immaterial error during the three months ended June 30, 2021 (refer to "Correction of Immaterial Error" in Note 2 to the unaudited condensed consolidated financial statements included in Part I, Item I of this Report for additional details on the accounting classification of the Private Placement Warrants) and (2) the Optional Subscription Liability that expired unexercised in the fourth quarter of 2020. For the three months ended June 30, 2020, $1.5 million of other expense was due to an increase in the fair value of the Optional Subscription Liability primarily due to an increase in our stock price during the period. During the three months ended June 30, 2021, $3.7 million of other expense was recognized to record the Private Placement Warrant Liability at fair value.

Provision for Credit Losses, Net

The provision for credit losses decreased $4.2 million for the three months ended June 30, 2021 from the three months ended June 30, 2020. For the 2020 period, the higher expense was the result of an increase in the required CECL Allowance due to a significant increase in loans in contractual default associated with COVID-19.

Compensation and Employee Benefits

Compensation and employee benefits expense increased by $0.6 million, or 20.5%, for the three months ended June 30, 2021 from the three months ended June 30, 2020, primarily attributable to an increase in the average employee headcount for the 2021 period compared to the 2020 period.

General and Administrative

General and administrative expense decreased by $1.0 million, or 22.9%, for the three months ended June 30, 2021 from the three months ended June 30, 2020. The decrease is primarily due to a decline of $1.5 million in professional fees from the prior period, primarily as a result of the costs incurred in 2020 associated with public company reporting and the design and implementation of internal controls under Section 404 of the Sarbanes-Oxley Act. The decrease was partially offset by an increase of $0.3 million in undrawn fees and $0.4 million in amortization of finance costs incurred during the 2021 period associated with our credit facility which closed in February 2021.

Six Months Ended June 30, 2021 Compared to June 30, 2020

Revenue

Total revenue for the six months ended June 30, 2021 and 2020 was $58.7 and $60.8 million, respectively, a decrease of $2.1 million. The decrease primarily relates to a decrease in interest income of $3.1 million, partially offset by an increase in fee income of $0.9 million, which are discussed in more detail below.

Expenses

Total expenses for the six months ended June 30, 2021 and 2020 were $16.3 and $21.7 million, respectively. The decrease in total expenses from the prior period was due to a decrease in the provision for credit losses, net and general and administrative expenses of $5.9 and $0.5 million, respectively, offset by an increase in compensation and employee benefits of $1.0 million, which are discussed in more detail below.

Interest Income

Interest income decreased by $3.1 million, or 6.6%, for the six months ended June 30, 2021 from the six months ended June 30, 2020, due to a lower average effective interest-bearing principal outstanding during the 2021 period as a result of a reduction in the minimum interest provisions included in mortgage notes for new loan originations and an increase in the loans in non-accrual status; partially offset by an increase of 1% in the average size of our loan portfolio in the 2021 period compared to the 2020 period.

Fee Income

Fee income increased by $0.9 million, or 6.5%, for the six months ended June 30, 2021 from the six months ended June 30, 2020, primarily due to an increase in loan origination volume.

Other Income (Expense)

The unrealized gain or loss for the change in fair value of warrant liabilities includes (1) the Private Placement Warrant Liability that was record as a correction to an immaterial error during the three months ended June 30, 2021 (refer to "Correction of Immaterial Error" in Note 2 to the unaudited condensed consolidated financial statements included in this Report for additional details on the accounting classification of the Private Placement Warrants) and (2) the Optional Subscription Liability that expired unexercised in the fourth quarter of 2020. For the six months ended June 30, 2020, $3.1 million of other income was due to a decline in the fair value of the Optional Subscription Liability primarily due to a decline in our stock price during the period. During the six months ended June 30, 2021, $3.7 million of other expense was recognized to record the Private Placement Warrant Liability.

Provision for Credit Losses, Net

The provision for credit losses decreased $5.9 million for the six months ended June 30, 2021 from the six months ended June 30, 2020. For the 2020 period, the higher expense was the result of an increase in the required CECL Allowance due to a significant increase in loans in contractual default associated with COVID-19.

Compensation and Employee Benefits

Compensation and employee benefits expense increased by $1.0 million, or 15.9%, for the six months ended June 30, 2021 from the six months ended June 30, 2020 primarily attributable to an increase in average employee headcount and to a lesser extent due to the $0.2 million decline in stock compensation expense during the 2021 period.

General and Administrative

General and administrative expense decreased by $0.5 million, or 7.2%, for the six months ended June 30, 2021 from the six months ended June 30, 2020. The decrease is primarily due to a $2.4 million decrease in professional fees from the prior period, primarily as a result of the costs incurred in 2020 for first year of public company reporting and the design and implementation of internal controls under Section 404 of the Sarbanes-Oxley Act. The decrease was partially offset by an increase in depreciation and amortization expense of $1.2 million during the 2021 period, primarily as a result of a reversal of intangible asset amortization of $0.9 million during the six months ended June 30, 2020, which resulted from a purchase accounting measurement period adjustment in 2020, and an increase of $0.5 million in undrawn fees and $0.6 million of amortization of financing costs incurred during the six months ended June 30, 2021 associated with our credit facility which closed in February 2021.

Liquidity and Capital Resources

 Overview

 Our primary liquidity needs include ongoing commitments to fund our lending activities and future funding obligations for our existing loan portfolio, paying dividends and funding other general business needs. As of June 30, 2021, our cash and cash equivalents totaled $164.0 million.

 We seek to meet our long-term liquidity requirements, such as real estate lending needs, including future construction draw commitments through our existing cash resources and return of capital from investments, including loan repayments. Additionally, going forward, we intend to fund our growth in part through use of our existing cash and cash equivalents now that we have obtained a revolving credit facility as a cash management tool, as well as opportunistically raising capital in the public and private markets from time to time based on market conditions. As of June 30, 2021, we had $1.3 billion of total loan commitments outstanding, of which our portion and the Private REIT’s portion of the total principal balance funded and outstanding were $839.0 million and $41.4 million, respectively. As discussed in Note 10 to the condensed consolidated financial statements included in this Report, on July 13, 2021, we announced that the Private REIT will be liquidated and we will be purchasing the Private REIT's loan participations for a cash payment equal to fair value as determined as of August 1, 2021, which is projected to be approximately $42.0 million.

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

Our obligations under the revolving credit facility are secured by substantially all of our assets. The revolving credit facility contains covenants customary for financings of this type, including limitations on the incurrence of indebtedness, liens, asset dispositions, acquisitions, mergers and consolidations, certain dividends, distributions and other payments, advances and investments, payments to affiliates, optional prepayments and other modifications of certain other indebtedness, and amendments, terminations and waivers of certain material agreements, as well as a minimum tangible net worth and a total debt to equity ratio requirement. Among other things, the credit agreement provides that we may not pay cash dividends that would result in non-compliance with the financial covenants under the credit agreement or during an event of default under the credit agreement, except in the case of defaults other than payment defaults, for dividends in the amounts necessary to maintain our REIT status. The revolving credit facility contains events of default customary for financings of this type, including failure to pay principal, interest and other amounts, materially incorrect representations or warranties, failure to observe covenants and other terms of the revolving credit facility, cross-defaults to other indebtedness, bankruptcy, insolvency, material judgments, certain ERISA violations, changes in control and failure to maintain REIT status, in some cases subject to customary grace periods.

On March 2, 2021, we entered into a distribution agreement with J.P. Morgan Securities LLC, Barclays Capital Inc., B. Riley Securities, Inc., JMP Securities LLC and Raymond James & Associates, Inc. as sales agents, to sell shares of our common stock having an aggregate gross sales price of up to $200,000,000, from time to time, through an “at-the-market” equity offering program (the “ATM Program”). We have no obligation to sell any shares under the ATM Program, and sold no shares under the ATM Program during the six months ended June 30, 2021.

We believe our existing sources of liquidity are sufficient to fund our existing commitments. However, we are continuing to monitor the COVID-19 pandemic and its impact on us, our borrowers and the economy as a whole. To the extent funds available for new loans are limited, we will manage our capital deployment based on the receipt of payoffs. In the longer term, we plan to raise capital from time to time as a key component of our growth strategy, subject to market conditions.

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

Sources and Uses of Cash

The following table sets forth changes in cash and cash equivalents for the three months ended June 30, 2021 and 2020:

	Six Months Ended	Six Months Ended
(dollars in thousands)	June 30, 2021	June 30, 2020
Cash provided by (used in):
Operating activities	$35,307	$30,972
Investing activities	(35,050)	12,184
Financing activities	(59,609)	(63,401)
Net decrease in cash & cash equivalents	$(59,352)	$(20,245)

Comparison of Results of Cash Flows for the Six Months Ended June 30, 2021 and June 30, 2020

Net cash provided by operating activities for the six months ended June 30, 2021 and 2020 were $35.3 and $31.0 million, respectively. The increase of $4.3 million in cash provided by operating activities for the six months ended June 30, 2021 from the six months ended June 30, 2020 was primarily due to the increase of cash flow from changes in interest receivable in the 2021 period compared to the 2020 period; partially offset by lower interest income in the 2021 period compared to the 2020 period. The reconciliation between net income and cash provided by operating activities in the condensed consolidated statement of cash flows also include adjustments to net income for non-cash items that, while fluctuating between the 2021 and 2020 periods, have no effect on cash that was provided by operating activities.

Net cash used in investing activities was $35.1 for the six months ended June 30, 2021 and net cash provided by investing activities was $12.2 million for the six months ended June 30, 2020. The increase in cash used in investing activities of $47.3 million was primarily due to the $44.0 million difference for the change in mortgage notes receivable, net amounts between the 2021 and 2020 periods. In the 2020 period, which followed the November 2019 completion of the Business Combination that required us to essentially pause our ability to raise capital and in turn originate new loans, we experienced a surge in loan payoffs that were not offset by new originations. Additionally, new originations were slowed in the six months ended June 30, 2020 due to the uncertainty associated with the impacts of COVID-19.

Net cash used in financing activities was $59.6 and $63.4 million, respectively for the six months ended June 30, 2021 and 2020, an increase of $3.8 million resulting from the $9.1 million decrease in dividends paid in the 2021 period compared to the 2020 period; partially offset by the $5.1 million payment of costs to obtain our credit facility in the 2021 period.

Contractual Obligations

The following table illustrates our contractual obligations and commercial commitments by due date as of June 30, 2021:

		Less than 1			More than
(dollars in thousands)	Total	year	1-3 years	3-5 years	5 years
Construction holdbacks (1)	412,751	292,787	119,964	—	—
Operating lease obligations	$11,327	$926	$1,852	$2,048	$6,501
Total	$424,078	$293,713	$121,816	$2,048	$6,501

(1)
Includes construction holdbacks of $34.7 million on participating interests sold to the Private REIT as of June 30, 2021. The timings and amounts of construction holdbacks funding are uncertain as these commitments relate to loans for construction costs and depend on the progress and performance of the underlying assets of our loans.

Off-Balance Sheet Arrangements

We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. Finally, we have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets as of June 30, 2021.

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

ITEM 3.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2021, we did not have any outstanding “market risk sensitive instruments,” as such term is used within the meaning of Item 305 of SEC Regulation S-K. However, we are subject to other types of business risk described below and under “Market Risks Related to Real Estate Loans” in Item 1A of our Annual Report on Form 10-K/A for the year ended December 31, 2020.

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

ITEM 4.            CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Report. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2021, the Company’s disclosure controls and procedures were effective as of June 30, 2021.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2021, there were no changes in the Company’s internal control over financial reporting (as such terms are defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

BROADMARK REALTY CAPITAL INC.

Date: August 9, 2021	By:	/s/ Jeffrey B. Pyatt
	Name:	Jeffrey B. Pyatt
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2021	By:	/s/ David Schneider
	Name:	David Schneider
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)