Form 10-Q
period 2021-09-30
Broadmark Realty Capital Inc.
filed 2021-11-08
CIK 1784797

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 1, 2021, there were 132,691,843 shares of common stock outstanding.

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
•
compliance with covenants contained in our debt documents;
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

Broadmark Realty Capital Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data, unaudited)

	September 30, 2021	December 31, 2020
Assets
Cash and cash equivalents	$37,376	$223,375
Mortgage notes receivable, net	923,521	798,486
Interest and fees receivable, net	14,766	14,357
Investment in real property, net	52,470	8,473
Right-of-use assets	6,114	—
Goodwill	136,965	136,965
Other assets	7,566	5,663
Total assets	$1,178,778	$1,187,319

Liabilities and Equity
Accounts payable and accrued liabilities	$7,987	$4,946
Lease liabilities	8,100	—
Dividends payable	9,289	7,952
Total liabilities	$25,376	$12,898
Commitments and contingencies (Note 8)
Preferred stock, $0.001 par value, 100,000,000 shares authorized, no shares issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized, 132,684,541 and 132,532,383 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	132	132
Additional paid in capital	1,216,192	1,213,987
Accumulated deficit	(62,922)	(39,698)
Total equity	1,153,402	1,174,421
Total liabilities and equity	$1,178,778	$1,187,319

See accompanying notes to the unaudited condensed consolidated financial statements

Broadmark Realty Capital Inc.

Condensed Consolidated Statements of Income

(in thousands, except share and per share data, unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Revenues:
Interest income	$22,846	$21,844	$66,481	$68,577
Fee income	7,748	7,139	22,764	21,244
Total revenue	$30,594	$28,983	$89,245	$89,821
Other income (expense):
Change in fair value of warrant liabilities	1,244	1,948	(2,490)	5,094
Expenses:
Impairment:
Provision for (reversal of) credit losses, net	2,607	(2,932)	5,373	5,724
Operating expenses:
Compensation and employee benefits	4,025	5,160	11,254	11,397
General and administrative	3,521	3,199	9,810	9,977
Total expenses	10,153	5,427	26,437	27,098
Income before income taxes	21,685	25,504	60,318	67,817
Income tax provision	—	—	—	—
Net income	$21,685	$25,504	$60,318	$67,817
Earnings per common share:
Basic	$0.16	$0.19	$0.45	$0.51
Diluted	$0.16	$0.19	$0.45	$0.51
Weighted-average shares of common stock outstanding, basic and diluted:
Basic	132,658,661	132,282,252	132,575,852	132,156,844
Diluted	132,752,471	132,316,746	132,663,437	132,207,605

See accompanying notes to the unaudited condensed consolidated financial statements

Broadmark Realty Capital Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data, unaudited)

	Preferred		Common stock		Additional
	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balances as of December 31, 2020	—	$—	132,532,383	$132	$1,213,987	$(39,698)	$1,174,421
Net income	—	—	—	—	—	20,381	20,381
Dividends	—	—	—	—	—	(27,838)	(27,838)
Issuance of shares for vested restricted stock units	—	—	34,027	—	—	—	—
Stock-based compensation expense for restricted stock units	—	—	—	—	737	—	737
Balances as of March 31, 2021	—	$—	132,566,410	$132	$1,214,724	$(47,155)	$1,167,701
Net income	—	—	—	—	—	18,252	18,252
Dividends	—	—	—	—	—	(27,843)	(27,843)
Issuance of shares for vested restricted stock units	—	—	77,766	—	—	—	—
Shares withheld for tax liability	—	—	(9,504)	—	(135)	—	(135)
Stock-based compensation expense for restricted stock units	—	—	—	—	924	—	924
Balances as of June 30, 2021	—	$—	132,634,672	$132	$1,215,513	$(56,746)	$1,158,899
Net income	—	—	—	—	—	21,685	21,685
Dividends	—	—	—	—	—	(27,861)	(27,861)
Issuance of shares for vested restricted stock units	—	—	70,157	—	—	—	—
Shares withheld for tax liability	—	—	(20,288)	—	(212)	—	(212)
Stock-based compensation expense for restricted stock units	—	—	—	—	891	—	891
Balances as of September 30, 2021	—	$—	132,684,541	$132	$1,216,192	$(62,922)	$1,153,402

	Preferred		Common stock		Additional
	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balances as of December 31, 2019	—	$—	132,015,635	$132	$1,209,120	$(24,780)	1,184,472
Adoption of ASU 2016-13	—	—	—	—	—	(1,975)	(1,975)
Net income	—	—	—	—	—	26,469	26,469
Dividends	—	—	—	—	—	(31,700)	(31,700)
Issuance of shares for vested restricted stock units	—	—	95,694	—	—	—	—
Stock-based compensation expense for restricted stock units	—	—	—	—	914	—	914
Balances as of March 31, 2020	—	$—	132,111,329	$132	$1,210,034	$(31,986)	$1,178,180
Net income	—	—	—	—	—	15,844	15,844
Dividends	—	—	—	—	—	(23,793)	(23,793)
Issuance of shares for vested restricted stock units	—	—	119,855	—	—	—	—
Stock-based compensation expense for restricted stock units	—	—	—	—	967	—	967
Balances as of June 30, 2020	—	$—	132,231,184	$132	$1,211,001	$(39,935)	$1,171,198
Net income	—	—	—	—	—	25,504	25,504
Dividends	—	—	—	—	—	(23,846)	(23,846)
Issuance of shares for vested restricted stock units	—	—	5,098	—	—	—	—
Issuance of shares from exercised warrants	—	—	25	—	—	—	—
Stock-based compensation expense for restricted stock units	—	—	—	—	1,913	—	1,913
Balances as of September 30, 2020	—	$—	132,236,307	$132	$1,212,914	$(38,277)	$1,174,769

See accompanying notes to the unaudited condensed consolidated financial statements

Broadmark Realty Capital Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2020
Cash flows from operating activities
Net income	$60,318	$67,817
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of deferred origination and amendment fees	(20,754)	(15,273)
Depreciation and amortization	577	(682)
Amortization of right of use assets	284	333
Amortization of financing costs	992	—
Stock-based compensation expense for restricted stock units	2,552	3,794
Provision for credit losses, net	5,373	5,724
Change in fair value of warrant liabilities	2,490	(5,094)
Changes in operating assets and liabilities:
Interest and fees receivable, net	(409)	(7,809)
Other assets	1,531	561
Accounts payable and accrued liabilities	(2,226)	516
Lease liabilities	(257)	(333)
Net cash provided by operating activities	50,471	49,554
Cash flows from investing activities:
Purchases of property and equipment	(419)	—
Proceeds from sale of real property	3,828	2,213
Improvements to investments in real property	(3,328)	(119)
Repurchase of participations in mortgage notes receivable	(43,498)	—
Change in mortgage notes receivable, net	(105,376)	(29,013)
Net cash used in investing activities	(148,793)	(26,919)
Cash flows from financing activities:
Dividends paid	(82,205)	(87,247)
Payment of costs to obtain credit facility	(5,125)	—
Payment of taxes on shares withheld for tax liability	(347)	—
Net cash used in financing activities	(87,677)	(87,247)
Net decrease in cash and cash equivalents	(185,999)	(64,612)
Cash and cash equivalents, beginning of period	223,375	238,214
Cash and cash equivalents, end of period	$37,376	$173,602
Supplemental disclosure of non-cash investing and financing activities:
Dividends payable	$9,289	$7,934
Measurement period adjustment to goodwill and intangible assets	—	5,000
Mortgage notes receivable converted to investment in real property	43,497	—
Operating lease right-of-use assets	6,360	—
Lease liabilities arising from obtaining right-of-use assets	8,319	—
Property and equipment purchased through tenant improvement allowance	1,959	—

See accompanying notes to the unaudited condensed consolidated financial statements

Broadmark Realty Capital Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 - Organization and Business

Broadmark Realty Capital Inc. (“Broadmark Realty,” “the Company,” “we,” “us” and “our”) is an internally managed commercial real estate finance company that provides secured financing to real estate investors and developers. Broadmark Realty’s objective is to preserve and protect stockholder capital while producing attractive risk-adjusted returns primarily through dividends generated from current income from its loan portfolio. Broadmark Realty generally operates in states that it believes to have favorable demographic trends and provide Broadmark Realty the ability to efficiently access the underlying collateral in the event of borrower default.

The consolidated subsidiaries of Broadmark Realty include BRMK Lending, LLC, BRMK Management, Corp., and Broadmark Private REIT Management, LLC. BRMK Lending, LLC originates short-term loans secured by first deed of trust liens on residential and commercial real estate. BRMK Management, Corp. (the “Manager”) manages the underwriting, closing, servicing and disposition of mortgage notes, and performs all general and administrative duties for Broadmark Realty. Broadmark Private REIT Management, LLC (the “Private REIT Manager”) previously managed Broadmark Private REIT, LLC (the “Private REIT”), which was an unconsolidated affiliate of the Company that primarily participated in loans originated, underwritten and serviced by a subsidiary of Broadmark Realty. The Private REIT was liquidated during the quarter ended September 30, 2021. Refer to “Broadmark Private REIT, LLC” in Note 9 for details about the liquidation of the Private REIT.

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

The unaudited condensed consolidated interim financial statements, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position as of September 30, 2021, our results of operations and stockholders’ equity for the nine months ended September 30, 2021 and 2020, and our cash flows for the nine months ended September 30, 2021 and 2020. The results of the nine months ended September 30, 2021 is not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any interim period or for any other future year.

Broadmark Realty Capital Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

The Private REIT was determined to be a voting interest entity for which we, through our wholly-owned subsidiary who previously acted as manager with no significant equity investment, did not hold a controlling interest in and, therefore, did not consolidate. Furthermore, the Private REIT's participation in loans originated by us met the characteristics of a participating interest and the criterion for sale accounting in accordance with GAAP and therefore, was derecognized from our consolidated financial statements.

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

Correction of Immaterial Error

In the course of preparing our second quarter 2021 unaudited condensed consolidated financial statements, we revisited our previous accounting classification for warrants and identified an error related to the presentation of the Private Placement Warrants, resulting in an understatement of liabilities and change in fair value from November 14, 2019 to March 31, 2021. Refer to Note 5 for additional details about the Private Placement Warrants and Public Warrants. The Private Placement Warrants generally have the same terms as the Public Warrants, except that so long as the Private Placement Warrants are held by the original holder or its permitted transferees, (i) the original holder or its permitted transferees may exercise the warrant on a cashless basis and (ii) the Company does not have the right to redeem the Private Placement Warrants. In the case of a change of control in which less than 70 percent of the consideration received is stock listed on an exchange, the Public Warrants and Private Placement Warrants would be subject to an exercise price adjustment calculated on the basis of a capped American call option and uncapped American call option, respectively. If, however, the Private Placement Warrants are transferred to a third party, the basis for the exercise price adjustment changes and is calculated on the basis of a capped American call option, which results in the valuation change being based, in part, on the holder of the Private Placement Warrants. As a result, the Private Placement Warrants do not meet the criteria to be indexed to valuation inputs based on the Company’s own stock and must be classified as a liability measured at fair value. Based on consideration of both the quantitative and qualitative factors within the provisions of SEC Staff Accounting Bulletin No. 99, Materiality, and Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, we determined that the error was not material to our previously issued annual and interim consolidated financial statements. Furthermore, we determined that correcting the error in the second quarter of 2021 would not materially misstate our unaudited condensed consolidated financial statements and therefore, no restatement of our prior period unaudited condensed consolidated financial statements was required.

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

Broadmark Realty Capital Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

We operate in a dynamic industry and, accordingly, can be affected by a variety of factors. For example, we believe that changes in any of the following areas could have a significant negative effect on us in terms of our future financial position, results of operations or cash flows: public health crises, like the COVID-19 pandemic; the economy in the areas we operate; competition in our market; the stability of the real estate market and the impact of interest rate changes; changes in government regulation affecting our business; natural disasters and catastrophic events; and our ability to attract and retain qualified employees and key personnel, among other things.

Reportable Segments

We operate the business as one reportable segment, which originates, underwrites and services construction loans.

BALANCE SHEET MEASUREMENT

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of 90 days or less at the date of purchase to be cash equivalents. We have a cash management sweep account repurchase agreement, whereby our bank nightly sweeps cash in excess of $750,000, sells us specific U.S. government agency securities and then repurchases these securities the next day.

We maintain our cash and cash equivalents with financial institutions, which are insured up to a maximum of $250,000 per account as of September 30, 2021 and December 31, 2020. The balances in these accounts may exceed the insured limits. There were no restrictions on cash as of September 30, 2021 or December 31, 2020.

Mortgage Notes Receivable

Mortgage notes receivable (referred to herein as “mortgage notes receivable”, “construction loans”, “loans”, or “notes”) are classified as held for investment, as we have the intent and ability to hold until maturity or payoff and are carried in the condensed consolidated balance sheets at amortized cost, net of construction holdbacks, interest reserves, allowance for credit losses and deferred origination and amendment fees.

Participations in mortgage notes receivables are accounted for as sales and derecognized from the balance sheet when control over the transferred assets has been surrendered. Control over transferred assets is deemed to be surrendered when: (1) a group of financial assets or a participating interest in an entire financial asset has been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right, beyond a more than trivial benefit) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets. If the sales do not meet these criteria, the sale of the participation is treated as a secured borrowing. A transferred asset is considered to be repurchased if (1) the transfer no longer qualifies for sale accounting (transferor obtains effective control) or (2) the transferor reclaims the transferred financial assets. In either circumstance, the transferred financial assets are accounted for as if purchased new by the transferor at fair value with no gain or loss recognized on the transaction. As of September 30, 2021, there were no outstanding participations in our mortgage notes receivables.

Broadmark Realty Capital Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Current Expected Credit Losses Allowance

In the fourth quarter of 2020, we adopted the current expected credit loss (“CECL Standard”) for the full year ended December 31, 2020, as we ceased to qualify as an emerging growth company effective December 31, 2020. As a result, we were no longer permitted an extended transition period for complying with new or revised accounting standards affecting public companies. The initial CECL allowance adjustment of $2.0 million was recorded effective January 1, 2020 as a cumulative-effect of change in accounting principle through a direct charge to accumulated deficit on our condensed consolidated statements of stockholders’ equity; however, subsequent changes to the CECL allowance are recognized through net income on our condensed consolidated statements of income. Our condensed consolidated statement of income for the three and nine months ended September 30, 2020 includes an additional (reversal of) and provision for credit losses of ($2.3) and $2.4 million associated with the adoption of the CECL Standard. As a result, for the three months ended September 30, 2020, our previously reported net income of $23.2 million is higher by $2.3 million and for the nine months ended September 30, 2020 our previous reported net income of $70.3 million is lower by $2.4 million.

The CECL Standard replaced the incurred loss model under existing guidance with an expected loss model for instruments measured at amortized cost. We now record an allowance for credit losses in accordance with the CECL Standard on our loan portfolio, including unfunded construction holdbacks, on a collective basis by assets with similar risk characteristics. In addition, for assets that are classified as collateral dependent based on foreclosure being probable, we continue to record loan specific allowances based on the fair value of the collateral for expected credit losses under the CECL Standard. Given the short-term nature of our loans, we evaluate the most recent external appraisal and, depending on the age of the appraisal, may order a new appraisal or, where available, will evaluate against existing comparable sales or other pertinent information to estimate the fair value of the collateral for such loans.

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

We have made an accounting policy election to exclude accrued interest receivable, included in interest and fees receivable, net on our consolidated balance sheets, from the amortized cost basis of the related mortgage notes receivable in determining the CECL allowance, as any uncollected accrued interest receivable is written off in a timely manner. No interest income is recognized on mortgage notes receivable that are in contractual default unless the interest is paid in cash or collectability of all amounts due is reasonably assured. In addition, in certain instances, where the interest reserve on a current loan has been fully depleted and the interest payment is not expected to be collected from the borrower, we may place a current loan on non-accrual status and recognize interest income on a cash-basis.

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

As of September 30, 2021 and December 31, 2020, we owned seven and three properties or projects totaling $52.4 and $8.5 million, respectively.

Leases

Our office space in Seattle, Washington is subject to an operating lease. Our operating lease is included in right of use assets and lease liabilities on our consolidated balance sheets. The lease agreement includes both lease components (e.g., fixed rent) and non-lease components (e.g., common-area maintenance). We account for the lease and non-lease components as a single component.

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

Our lease term is through January 2032, which includes an option to extend the lease term for an additional five years. When determining if a renewal option is reasonably certain of being exercised at lease commencement, we consider several factors, including, but not limited to, contract-based, asset-based and entity-based factors. We reassess the term of the existing lease if there is a significant event or change in circumstances within our control that affects whether we are reasonably certain to exercise the option to extend the lease. Examples of such events or changes include construction of significant leasehold improvements or other modifications or customizations to the underlying asset, relevant business decisions or subleases. We have concluded that the renewal option is not reasonably certain of being exercised, therefore, the renewal is not included in the right of use asset and lease liability.

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

Goodwill

Goodwill was recognized as of the close of the Business Combination on November 14, 2019 and represents the excess of the cost of an acquired business over the fair value of the assets acquired at the date of acquisition and is not amortized. We assess the impairment of goodwill on an annual basis, in our fourth quarter, or whenever events or changes in circumstances indicate that goodwill may be impaired. In our evaluation of goodwill, we typically first perform a qualitative assessment to determine whether the carrying value of each reporting unit is greater than its fair value. If it is more likely than not that the carrying value of a reporting unit is greater than its fair value, we perform a quantitative assessment and an impairment charge is recorded in our statements of operations for the excess of carrying value of the reporting unit over its fair value. Our annual assessment occurs in the fourth quarter. We continue to monitor the impact of COVID-19 and determined there were no new triggering events to warrant a quantitative assessment of our goodwill during 2021.

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

Deferred Financing Costs

Deferred financing costs represent direct costs associated with the execution of the revolving credit facility. As the revolving credit facility has no principal outstanding as of September 30, 2021 and there is no recognized debt liability, the deferred financing costs are included in other assets on the condensed consolidated balance sheet. These costs are amortized on the straight-line basis over the initial term of our revolving credit facility.

Intangible Assets

We record the intangible assets at fair value at the acquisition date and amortize the value of these finite-lived intangibles into expense over the expected useful life. All of our intangible assets relate to the value of customer relationships. As of September 30, 2021 and December 31, 2020, intangible assets net of accumulated amortization was $0.4 and $0.6 million, respectively.

Broadmark Realty Capital Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

INCOME RECOGNITION

Interest Income

Interest income on mortgage notes receivable is accrued based on contractual rates applied to the principal balance, unless there is a minimum interest provision in the mortgage note. Certain construction loans provide for minimum interest provisions, to which the contractual rate applies, which are typically between 50% and 70% of the face amount of the note until the actual outstanding principal exceeds the minimum threshold.

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

Awards made to our employees and directors, typically consist of restricted stock units (“RSUs”). For awards with only a service vesting condition, the fair value of the award is based on the grant date closing price of our common stock less the present value of expected dividends over the requisite service period, as the awards are not entitled to dividends. For these awards, we recognize stock-based compensation expense on a straight-line basis over the requisite service period for the entire award, subject to periodic adjustments to ensure that the cumulative amount of expense recognized through the end of any reporting period is at least equal to the portion of the grant date fair value of the award that has vested through that date, and we account for forfeitures prospectively as they occur. For awards that contain both service vesting and market conditions, referred to as performance restricted stock units (“pRSUs”), we use a Monte Carlo simulation model to calculate the grant date fair value. For these market-condition awards, regardless of the outcome of the market condition, we recognize stock-based compensation expense on a straight-line basis over the longest of explicit and derived service periods, and we account for forfeitures prospectively as they occur. If there are any modifications or cancellations of the underlying unvested share-based awards, we may be required to accelerate or increase any remaining unrecognized or previously recorded stock-based compensation expense.

Broadmark Realty Capital Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Income Taxes

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, for U.S. federal income tax purposes (the “Code”). As a REIT, we generally are not subject to U.S. federal income taxes on net income we distribute to our stockholders. We intend to make timely distributions sufficient to satisfy the annual distribution requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax on our taxable income at regular corporate tax rates. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property and U.S. federal income and excise taxes on our undistributed income. Our TRSs are subject to U.S. federal income taxes.

Earnings per Share

We present both basic and diluted earnings per common share (“EPS”) amounts in our condensed consolidated financial statements. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted EPS reflects the maximum potential dilution that could occur from our outstanding warrants and restricted stock units. We utilize the treasury stock method to measure dilution to earnings per share in calculating the net number of shares that would be issued, assuming any related proceeds are used to buy back outstanding shares.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that we have yet to adopt with an expected impact on our financial position, results of operations or cash flows.

Note 3 - Mortgage Notes Receivable

The stated principal amount of mortgage notes receivable in our portfolio represents our interest in loans secured by first deeds of trust, security agreements or legal title to real estate located in the United States. Our lending standards require that all mortgage notes receivable be secured by a first deed of trust lien on real estate and that the maximum loan to value ratio (“LTV”) be no greater than 65%. The LTV is calculated on an “as-complete” appraised value of the underlying collateral as determined by an independent appraiser at the time of the loan origination. The lending standards also limit the initial outstanding principal balance of the loan to a maximum LTV of up to 65% of the “as-is” appraised value of the underlying collateral, as determined by an independent appraiser at the time of the loan origination. Unless otherwise indicated, LTV is measured by the total commitment amount of the loan divided by the “as-complete” appraisal. LTVs do not reflect interim loan activity such as construction draws or interest payments capitalized to loans, or partial repayments of the loan. The maximum amount of a single loan may not exceed 10% of our total assets and the maximum amount to a single borrower may not exceed 15% of our total assets. We consider the maximum LTV as an indicator for the credit quality of a mortgage note receivable.

Mortgage notes receivable are considered to be short-term financings, with initial terms typically ranging from five to 18 months in duration based on the size of the project and expected timeline for completion of construction, which we often elect to extend for several months, based on our evaluation of the project. All loans require monthly interest only payments and interest rates generally range from a fixed annual rate of 8% to 13%. Most loans are structured with an interest reserve holdback that covers the interest payments for most of the initial term of the loan. Once the interest reserve is depleted, borrowers are expected to pay their monthly interest payment within 10 days of month end.

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

Broadmark Realty Capital Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The following table reconciles outstanding mortgage loan commitments to outstanding balance of mortgage notes receivable as of September 30, 2021 and December 31, 2020:

(dollars in thousands)	September 30, 2021	December 31, 2020
Total loan commitments	$1,537,122	$1,245,963
Less:
Construction holdbacks(1)	541,144	356,026
Interest reserves(1)	45,170	29,817
Private REIT participation(2)	—	37,729
Total principal outstanding for our mortgage notes receivable	950,808	822,391
Less:
Allowance for credit losses(3)	12,719	10,590
Deferred origination and amendment fees	14,568	13,315
Mortgage notes receivable, net	$923,521	$798,486

(1)
Includes construction holdbacks of $40.4 million and interest reserves of $4.3 million on participating interests sold to the Private REIT as of December 31, 2020. As of September 30, 2021, there were no outstanding participations as a result of the retirement of the Private REIT. Refer to Note 9 for details.
(2)
The Private REIT’s participations in loans originated by us met the characteristics of participating interests and the criterion for sale accounting and therefore, were derecognized from our condensed consolidated financial statements. As of September 30, 2021, there were no outstanding participations as a result of the retirement of the Private REIT. Refer to Note 9 for details.
(3)
As of September 30, 2021, $0.9 million of the CECL Allowance is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable and accrued liabilities in our condensed consolidated balance sheet.

Non-accrual Status

As of September 30, 2021 and December 31, 2020, the principal outstanding on loans in contractual default status placed on non-accrual status was $162.6 and $126.8 million, respectively, and all non-accrual loans had an allowance for credit losses.

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

Broadmark Realty Capital Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The following tables summarize the activity in the CECL allowance during the nine months ended September 30, 2021 and 2020:

	CECL Allowance
(dollars in thousands)	Funded	Unfunded (2)	Total
CECL allowance as of December 31, 2020	$10,590	$—	$10,590
Provision for credit losses, net	1,761	947	2,708
Charge-offs(1)	(1,688)	—	(1,688)
CECL allowance as of March 31, 2021	$10,663	$947	$11,610
Provision for credit losses (benefit), net	280	(222)	58
CECL allowance as of June 30, 2021	$10,943	$725	$11,668
Provision for credit losses, net	2,471	136	2,607
Charge-offs(1)	(695)	—	(695)
CECL allowance as of September 30, 2021	$12,719	$861	$13,580

(dollars in thousands)	CECL Allowance
Loan loss reserve as of December 31, 2019	$4,096
Adoption of ASU 2016-13(3)	1,975
Provision for credit losses, net	4,432
Charge-offs(1)	(537)
CECL allowance as of March 31, 2020	$9,966
Charge-offs(1)	(696)
Provision for credit losses, net	4,224
CECL allowance as of June 30, 2020	$13,494
Charge-offs(1)	—
Provision for credit losses, net	(2,932)
CECL allowance as of September 30, 2020	$10,562

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
(3)
Recorded as a direct charge to stockholders’ equity, effective January 1, 2020, as a cumulative-effect of change in accounting principle.

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

The following tables allocate the carrying value of our loan portfolio based on our internal credit quality indicators in assessing estimated credit losses and vintage of origination at the dates indicated:

	At September 30, 2021		Year Originated (1)
(dollars in thousands)	Carrying Value	% of Portfolio	2021	2020	2019	2018	2017	Prior
Construction Type
Vertical Construction	$550,228	58.8%	$229,840	$222,094	$9,170	$1,358	$87,507	$259
Horizontal Development	196,125	20.9	149,101	41,805	—	181	—	5,038
Investment	189,887	20.3	102,055	49,261	10,174	4,297	18,506	5,594
Total	$936,240	100.0%	$480,996	$313,160	$19,344	$5,836	$106,013	$10,891
CECL allowance(2)	(12,719)
Carrying value, net	$923,521

(1)
Represents the year of origination or amendment where the loan incurred a full re-underwriting.
(2)
Includes $4.3 million in loan specific allowances for loans deemed collateral dependent based on the fair value of the underlying collateral. In addition, $0.9 million of the CECL allowance is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable and accrued liabilities in our condensed consolidated balance sheet.

Broadmark Realty Capital Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

	At September 30, 2021		Year Originated (1)
(dollars in thousands)	Carrying Value	% of Portfolio	2021	2020	2019	2018	2017	Prior
Collateral Type
Apartments	$193,046	20.6%	$66,766	$98,508	$1,042	$—	$26,730	$—
Residential Lots	117,356	12.5	72,953	33,771	—	—	—	10,632
Townhomes	100,903	10.9	45,480	29,519	—	1,011	24,634	259
Single Family Housing	88,921	9.5	77,235	11,355	—	181	150	—
Mixed Use	87,456	9.3	56,045	29,488	1,923	—	—	—
Condos	66,581	7.1	5,479	23,824	—	1,286	35,992	—
Senior Housing	58,083	6.2	32,815	25,268	—	—	—	—
Entitled Land	53,616	5.7	36,308	—	—	—	17,308	—
Hotel	41,609	4.4	1,212	40,397	—	—	—	—
Unentitled Land	38,395	4.1	35,037	—	—	3,358	—	—
Offices	27,128	2.9	5,975	6,731	14,422	—	—	—
Commercial	22,354	2.4	22,354	—	—	—	—	—
Commercial Lots	10,449	1.1	—	10,449	—	—	—	—
Quadplex	8,212	0.9	5,828	2,384	—	—	—	—
Commercial other	7,463	0.8	7,463	—	—	—	—	—
Retail	7,325	0.8	3,902	1,466	1,957	—	—	—
Duplex	5,613	0.6	4,414	—	—	—	1,199	—
Industrial	1,730	0.2	1,730	—	—	—	—	—
Total	$936,240	100.0%	$480,996	$313,160	$19,344	$5,836	$106,013	$10,891
CECL allowance(2)	(12,719)
Carrying value, net	$923,521

(1)
Represents the year of origination or amendment where the loan incurred a full re-underwriting.
(2)
Includes $4.3 million in loan specific allowances for loans deemed collateral dependent based on the fair value of the underlying collateral. In addition, $0.9 million of the CECL allowance is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable and accrued liabilities in our condensed consolidated balance sheet.

	At September 30, 2021		Year Originated (1)
(dollars in thousands)	Carrying Value	% of Portfolio	2021	2020	2019	2018	2017	Prior
LTV (2)
0 - 40%	$52,443	5.6%	$25,756	$6,021	$—	$3,358	$17,308	$—
41 - 45%	46,389	5.0	34,326	12,063	—	—	—	—
46 - 50%	53,082	5.7	32,435	20,647	—	—	—	—
51 - 55%	125,012	13.3	81,231	41,565	1,957	—	—	259
56 - 60%	100,736	10.8	12,283	69,361	—	—	13,498	5,594
61 - 65%	541,679	57.8	294,322	153,484	17,387	2,478	74,008	—
66 - 70%	643	0.1	643	—	—	—	—	—
71 - 75%	—	0.0	—	—	—	—	—	—
76 - 80%	—	0.0	—	—	—	—	—	—
Above 80%	16,256	1.7	—	10,019	—	—	1,199	5,038
Total	$936,240	100.0%	$480,996	$313,160	$19,344	$5,836	$106,013	$10,891
CECL allowance(3)	(12,719)
Carrying value, net	$923,521

(1)
Represents the year of origination or amendment where the loan incurred a full re-underwriting.
(2)
Represents LTV as of origination or latest amendment. LTVs above 65% generally represent loans in contractual default status where we have agreed to extend funds to the borrower above 65% in order to facilitate successful completion of the construction and return of capital.
(3)
Includes $4.3 million in loan specific allowances for loans deemed collateral dependent based on the fair value of the underlying collateral. In addition, $0.9 million of the CECL allowance is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable and accrued liabilities in our condensed consolidated balance sheet.

Broadmark Realty Capital Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

	At December 31, 2020		Year Originated (1)
(dollars in thousands)	Carrying Value	% of Portfolio	2020	2019	2018	2017	2016	Prior
Construction Type
Vertical Construction	$514,136	63.5%	$354,012	$57,090	$6,853	$88,655	$7,526	$—
Horizontal Development	153,345	19.0	129,607	15,028	283	—	8,427	—
Investment	141,595	17.5	98,146	18,657	7,259	16,444	—	1,089
Total	$809,076	100.0%	$581,765	$90,775	$14,395	$105,099	$15,953	$1,089
CECL allowance(2)	(10,590)
Carrying value, net	$798,486

(1)
Represents the year of origination or amendment where the loan incurred a full re-underwriting.
(2)
Includes $1.5 million in loan specific allowances for loans deemed collateral dependent based on the fair value of the underlying collateral.

	At December 31, 2020		Year Originated (1)
(dollars in thousands)	Carrying Value	% of Portfolio	2020	2019	2018	2017	2016	Prior
Collateral Type
Apartments	$129,588	16.0%	$79,931	$18,953	$—	$24,232	$6,472	$—
Residential Lots	124,548	15.4	105,830	10,291	—	—	8,427	—
Condos	92,245	11.4	52,714	3,106	4,405	32,020	—	—
Single family housing	90,131	11.1	69,438	8,839	1,028	10,103	—	723
Townhomes	72,773	9.0	47,391	1,061	1,703	21,564	1,054	—
Unentitled Land	71,796	8.9	47,727	—	7,259	16,444	—	366
Mixed Use	66,092	8.2	60,232	5,860	—	—	—	—
Hotel	51,115	6.3	42,874	8,241	—	—	—	—
Senior Housing	34,283	4.2	34,283	—	—	—	—	—
Offices	29,540	3.7	8,495	21,045	—	—	—	—
Commercial Lots	15,683	1.9	15,683	—	—	—	—	—
Retail	11,397	1.4	9,500	1,897	—	—	—	—
Industrial	11,309	1.4	704	10,605	—	—	—	—
Quadplex	5,592	0.7	5,592	—	—	—	—	—
Entitled Land	1,116	0.1	1,116	—	—	—	—	—
Commercial	877	0.1	—	877	—	—	—	—
Duplex	736	0.1	—	—	—	736	—	—
Commercial other	254	0.1	254	—	—	—	—	—
Total	$809,076	100.0%	$581,765	$90,775	$14,395	$105,099	$15,953	$1,089
CECL allowance(2)	(10,590)
Carrying value, net	$798,486

(1)
Represents the year of origination or amendment where the loan incurred a full re-underwriting.
(2)
Includes $1.5 million in loan specific allowances for loans deemed collateral dependent based on the fair value of the underlying collateral.

	At December 31, 2020		Year Originated (1)
(dollars in thousands)	Carrying Value	% of Portfolio	2020	2019	2018	2017	2016	Prior
LTV (2)
0 - 40%	$22,601	2.8%	$18,112	$—	$3,862	$261	$—	$366
41 - 45%	68,263	8.4	44,683	20,183	3,397	—	—	—
46 - 50%	23,864	2.9	15,917	7,224	—	—	—	723
51 - 55%	76,539	9.5	57,583	2,774	—	16,182	—	—
56 - 60%	135,170	16.7	117,309	3,106	—	9,639	5,116	—
61 - 65%	450,253	55.7	301,964	57,488	7,136	76,139	7,526	—
66 - 70%	9,416	1.2	9,416	—	—	—	—	—
71 - 75%	1,983	0.2	1,983	—	—	—	—	—
76 - 80%	14,544	1.8	14,544	—	—	—	—	—
Above 80%	6,443	0.8	254	—	—	2,878	3,311	—
Total	$809,076	100.0%	$581,765	$90,775	$14,395	$105,099	$15,953	$1,089
CECL allowance(3)	(10,590)
Carrying value, net	$798,486

(1)
Represents the year of origination or amendment where the loan incurred a full re-underwriting.
(2)
Represents LTV as of origination or latest amendment. LTVs above 65% generally represent loans in contractual default status where we have agreed to extend funds to the borrower above 65% in order to ensure successful completion of the construction and return of capital.
(3)
Includes $1.5 million in loan specific allowances for loans deemed collateral dependent based on the fair value of the underlying collateral.

Broadmark Realty Capital Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The following tables allocate the carrying value of collateral dependent loans in our loan portfolio to the collateral type at the dates indicated:

	At September 30, 2021
(dollars in thousands)	Carrying Value	CECL Allowance(1)	Carrying Value, net
Collateral Type
Entitled Land	$17,308	$(645)	$16,663
Hotel	14,494	(143)	14,351
Townhomes	10,805	(1,783)	9,022
Offices	6,294	(817)	5,477
Apartments	5,090	(44)	5,046
Mixed Use	2,525	(28)	2,498
Single Family Housing	2,080	(16)	2,063
Duplex	1,199	(641)	558
Condos	939	(502)	436
Total	$60,733	$(4,619)	$56,114

(1)
Includes $4.3 million in specific allowances based on the excess amortized cost over the fair value of the underlying collateral and $0.3 million where the fair value was greater and the allowance is based on the standard CECL methodology.

	At December 31, 2020
(dollars in thousands)	Carrying Value	CECL Allowance(1)	Carrying Value, net
Collateral Type
Hotel	$16,215	$(202)	$16,013
Single Family Housing	9,953	(1,542)	8,411
Offices	5,541	(305)	5,236
Residential Lots	713	-	713
Total	32,422	(2,049)	30,373

(1)
Includes $1.5 million in specific allowances based on the excess amortized cost over the fair value of the underlying collateral and $0.5 million where the fair value was greater and the allowance is based on the standard CECL methodology.

Note 4 – Fair Value Measurements

The following tables present estimated fair values of our financial instruments as of the period indicated, whether or not recognized or recorded in the consolidated balance sheets at the period indicated:

	September 30, 2021		Fair Value Measurements Using
	Carrying	Estimated
(dollars in thousands)	Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$37,376	$37,376	$37,376	$—	$—
Mortgage notes receivable, net	923,521	923,521	—	—	923,521
Financial Liabilities
Private placement warrant liability(1)	2,490	2,490	—	2,490	—

(1)
As of September 30, 2021, the Private Placement Warrant liability derivative was measured at fair value using the quoted price per share of the Public Warrants on that date making it a level 2 valuation.

	December 31, 2020		Fair Value Measurements Using
	Carrying	Estimated
(dollars in thousands)	Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$223,375	$223,375	$223,375	$—	$—
Mortgage notes receivable, net	798,486	798,486	—	—	798,486

Broadmark Realty Capital Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

The following table sets forth assets and liabilities measured and reported at fair value on a recurring and nonrecurring basis, as well as for which fair value is only disclosed, as of September 30, 2021 and December 31, 2020. All of these fair values are categorized as Level 3. The table also contains information about valuation methodologies and inputs used for assets that are measured at fair value and categorized within Level 3 as of September 30, 2021 and December 31, 2020:

	Level 3		Valuation	Unobservable	Range of
(dollars in thousands)	September 30, 2021	December 31, 2020	technique	inputs	inputs
Real property(1)	$52,470	$8,473	Collateral valuations	Discount to appraised value based on comparable market prices	0 - 10%
Collateral dependent loans, net of allowance for credit losses(2)	56,114	30,373	Collateral valuations	Discount to appraised value based on comparable market prices	0 - 10%
Total	$108,584	$38,846

(1)
Real property is stated at lower of cost or fair value, a non-recurring measurement of fair value.
(2)
Loans meeting the definition of collateral dependent are measured at the fair value less the costs to sell the underlying property. The carrying value of the collateral dependent loans, net of the allowance for credit losses, approximates fair value.

Fair Value on a Recurring Basis

Prior to September 30, 2021, the Private Placement Warrant liability was classified as Level 3 within the fair value hierarchy as it was valued using a lattice model, which primarily incorporates observable inputs such as our common stock price, exercise price, term of the warrant, dividend yield and the risk-free rate; however, it also incorporates an assumption for equity volatility. For the unobservable volatility input, we solved for the volatility of the Public Warrants using the lattice model that captures the redemption right and analyzed the calculated equity volatility based on the volatility of the common stock of comparable public companies. The valuation methodology as of June 30, 2021 resulted in the same value per share for both the Public Warrants and Private Placement Warrants, indicating the redemption right, a feature excluded from Private Placement Warrants, did not change the valuation; and therefore, the quoted price per share of the Public Warrants was used to value the Private Placement Warrants on a recurring basis at September 30, 2021. As we utilized observable inputs in the valuation, specifically a quoted price for a similar item in an active market, we re-classified the Private Placement Warrant liability from a Level 3 to a Level 2 within the fair value hierarchy as of September 30, 2021. The fair value of the 5.2 million Private Placement Warrants, estimated using the quoted share price of the Public Warrants (BRMK.WS), was approximately $0.12 or $0.48 per share to arrive at $2.5 million. Refer to Note 5 for additional details on the Private Placement Warrants.

The following table contains information about the transfers between hierarchy levels for recurring fair value measurements as of September 30, 2021:

Level 3 Fair Value
(dollars in thousands)	on a Recurring Basis
Fair value as of June 30, 2021	$3,734
Transfers out(1)	(3,734)
Fair value as of September 30, 2021	$—

(1)
We recognize transfers between hierarchy levels at the beginning of the reporting period in which a change in valuation technique or methodology occurs.

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

Our mortgage notes receivable are evaluated for expected credit losses and mortgage notes receivable are presented net of an allowance for credit losses. Due to the short-term maturity of the mortgage notes receivable, a premium or discount is not material and the carrying value approximates fair value. We believe that our mortgage notes receivable net of the CECL allowance approximates fair value of the portfolio. As we utilize unobservable inputs, including third-party appraisals for estimating as-complete appraised values, we classify mortgage notes receivable as Level 3 within the fair value hierarchy.

Note 5 - Stockholders’ Equity and Earnings per Common Share

Stockholders’ Equity

The Company is authorized to issue 500,000,000 shares of common stock with a par value of $0.001 per share and 100,000,000 shares of preferred stock with a par value of $0.001 per share. Holders of our common stock are entitled to one vote for each share. As of September 30, 2021 and December 31, 2020, there were 132,684,541 and 132,532,383 shares of common stock issued and outstanding, respectively, and no shares of preferred stock issued and outstanding.

As of September 30, 2021 and December 31, 2020 there were 41.7 million public warrants outstanding to acquire one-fourth of a share of common stock at a price of $2.875 (the “Public Warrants”), and 5.2 million warrants outstanding to acquire one share of our common stock at a price of $11.50 per share (the “Private Placement Warrants”). In the aggregate, we have outstanding warrants to purchase approximately 15.6 million shares of common stock at a price of $11.50 per whole share. Settlement of outstanding warrants will be in shares of our common stock, unless we elect solely in our discretion to settle warrants we have called for redemption in cash, and subject to customary adjustment in the event of business combinations and certain tender offers.

The liability for the Private Placement Warrants was $2.5 million as of September 30, 2021 and is included in accounts payable and accrued liabilities in the condensed consolidated balance sheet. Refer to "Correction of Immaterial Error" in Note 2 for additional details on the accounting classification of the Private Placement Warrants.

Broadmark Realty Capital Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Earnings per Common Share

The table below presents the computation of basic and diluted net income per share of common stock for the periods presented:

	Three Months Ended		Nine Months Ended
(dollars in thousands, except share and per share data):	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net income	$21,685	$25,504	$60,318	$67,817
Basic weighted-average shares of common stock outstanding	132,658,661	132,282,252	132,575,852	132,156,844
Dilutive effect of share-based compensation	93,810	34,494	87,585	50,761
Diluted weighted-average shares of common stock outstanding	132,752,471	132,316,746	132,663,437	132,207,605
Basic earnings per share	$0.16	$0.19	$0.45	$0.51
Diluted earnings per share	$0.16	$0.19	$0.45	$0.51

For the periods presented, the following table reconciles the denominators used in the basic and diluted earnings per share calculations:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Denominator for basic earnings per share calculation	132,658,661	132,282,252	132,575,852	$132,156,844
Effect of dilutive securities:
Unvested restricted stock units	93,810	34,494	87,585	50,761
Denominator for diluted earnings per share calculation	132,752,471	132,316,746	132,663,437	132,207,605

For the periods presented, the following stock equivalents were excluded from the calculations of diluted earnings per share because their effect would have been antidilutive:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Weighted-average restricted stock units outstanding	186,492	877,949	218,227	691,543
Unexercised public warrants and private placement warrants	15,604,304	15,604,304	15,604,304	15,604,304
Total stock equivalents	15,790,796	16,482,253	15,822,531	16,295,847

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

We generally must distribute annually at least 90% of our net taxable income, subject to certain adjustments and excluding any net capital gain, in order for U.S. federal income tax not to apply to earnings that we distribute. To the extent that we satisfy this distribution requirement but distribute less than 100% of our net taxable income, we will be subject to U.S. federal income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws.

Broadmark Realty Capital Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Code, which relate to organizational structure, diversity of stock ownership, and certain restrictions with regard to the nature of assets and the sources of income. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state, and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of September 30, 2021 and December 31, 2020, we were in compliance with all REIT requirements.

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

As of September 30, 2021, there were 3,629,962 shares available to be awarded under the Plan. The restricted stock units granted under the Plan generally vest from one to three years depending on the terms of the specific award. In 2021, pRSUs were granted to our executive officers that will be earned at the end of the three fiscal year period ending December 31, 2023 based on the Company’s level of achievement of total stockholder return relative to the total stockholder return (“Relative TSR”) of a selected group of industry peer companies for the three-year performance period. A variable level of shares of our common stock, ranging from 0% to 150% of target level, will be earned based on the level of achievement of the Relative TSR goals. The earned pRSUs will be paid in the form of common stock promptly following the end of the three-year performance period. The pRSUs are each measured at fair value based on Monte Carlo simulation models.

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

Broadmark Realty Capital Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes the activity related to RSUs during 2021:

		Weighted Average
		Grant Date Fair
	Shares	Market Value
Unvested RSUs outstanding as of December 31, 2020	434,143
Granted	424,866	$10.39
Vested	(37,227)	$11.08
Unvested RSUs outstanding as of March 31, 2021	821,782
Granted	41,135	$10.93
Vested	(77,766)	$10.34
Forfeited	(1,362)	$10.58
Unvested RSUs outstanding as of June 30, 2021	783,789
Granted	—	$—
Vested	(70,157)	$10.21
Forfeited	(12,475)	$10.53
Unvested RSUs outstanding as of September 30, 2021	701,157

For the three and nine months ended September 30, 2021, we recognized compensation expense related to RSUs of $0.9 and $2.5 million, respectively, based on amortizing the fair value of the awards over the service (vesting) period. As of September 30, 2021, there was $5.6 million of net unrecognized compensation cost related to unvested stock-based compensation arrangements. This compensation is recognized on a straight-line basis over a weighted-average recognition period of 1.9 years.

Note 8 - Commitments and Contingencies

The following table illustrates our contractual obligations and commercial commitments by due date as of September 30, 2021:

		Less than 1			More than
(dollars in thousands)	Total	year	1-3 years	3-5 years	5 years
Construction holdbacks (1)	541,144	317,863	223,281	—	—
Operating lease obligations	$11,098	$932	$1,950	$2,068	$6,148
Total	$552,242	$318,795	$225,231	$2,068	$6,148

(1)
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

Lease Commitments

On March 18, 2020, we entered into a non-cancelable operating lease agreement for our office space in Seattle with an original lease period expiring in 2032. The lease commencement date was in the first quarter of 2021. The total cash payments included in the measurement of our operating lease liabilities, net of lease incentives, was $11.7 million. The right-of-use assets obtained in exchange for the new operating lease obligation and the tenant improvements were $6.4 and $2.0 million, respectively. The discount rate for the operating lease was 6.0%, resulting in an imputed interest amount of $3.3 million.

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

Concentration Risk

Our loan portfolio is primarily secured by first deed of trust liens on residential and commercial real estate located in 17 states and the District of Columbia. Our loan portfolio is also concentrated within ten counties, the largest being Utah County in Utah. As of September 30, 2021 and December 31, 2020, the top ten counties make up 48.0% and 43.2% of the total committed amount of loans in our total portfolio.

Note 9 - Related Party Transactions

Private Placement with Farallon

On November 14, 2019, Broadmark Realty consummated a business combination (the “Business Combination”) pursuant to an Agreement and Plan of Merger, dated August 9, 2019 (the “Merger Agreement”). In connection with the Business Combination and the execution of the Merger Agreement, we entered into certain subscription agreements with affiliates of Farallon Capital Management, L.L.C. (the “Farallon Entities”) for a private placement (the “PIPE Investment”) of our shares of common stock, pursuant to which, immediately prior to the consummation of the Business Combination, we issued and sold to the Farallon Entities an aggregate of 7,174,163 shares of common stock for an aggregate purchase price of approximately $75.0 million at a price per share equal to $10.45352229 (the “Reference Price”). In connection with the PIPE Investment, we issued to the Farallon Entities an aggregate of 7,174,163 Public Warrants. The Farallon Entities received a fee for each warrant equal to the cash payable per each warrant held by unaffiliated Public Warrant holders in connection with the warrant amendment proposal approved as part of the Business Combination, in an amount equal to $1.60 per warrant. The Farallon Entities own less than 5% of our outstanding common stock; however, their beneficial ownership exceeds 5% of our common stock when including the shares issuable upon exercise of the Public Warrants held by them.

Broadmark Realty Capital Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

We also provided the Farallon Entities with certain registration rights in connection with the PIPE Investment, pursuant to which we registered in December 2019 the shares of our common stock, Public Warrants and shares issuable upon exercise of the Public Warrants under the Securities Act. As part of the PIPE Investment, the Farallon Entities had an option (the “Optional Subscription”) to purchase up to $25 million of additional shares of common stock, which were exercisable during the 365-day period following the consummation of the Business Combination at $10.45352229 (the “Reference Price”). The Farallon Entities were entitled to cash settle, in whole or in part, the exercise of the Optional Subscription, and therefore, the Optional Subscription did not meet the requirements for equity classification and was assumed to be settled in cash and classified as a liability in our consolidated balance sheet. The Optional Subscription expired unexercised on November 14, 2020, and therefore the liability was $0 as of December 31, 2020. The change is fair value of the Optional Subscription Liability was included in the condensed consolidated statements of income and was estimated using a lattice model, and the expected volatility was based on the historical volatility of comparable public companies.

Broadmark Private REIT, LLC

The Private REIT was a private real estate finance company that primarily participated in short-term, first deed of trust loans secured by real estate that were originated, underwritten and serviced by Broadmark Realty Capital Inc. The Private REIT was managed by our subsidiary in accordance with a market-based arrangement and was determined to be a voting interest entity. We did not directly or indirectly control the Private REIT and owned only a nominal interest in the Private REIT’s common units and, therefore, we did not consolidate the Private REIT.

In August 2021, in connection with the liquidation of the Private REIT, all participations in mortgage notes receivable held by the Private REIT were purchased for cash by the Company at the settlement value which approximates fair value of $43.5 million. As of September 30, 2021, the Private REIT had distributed the net assets in excess of cash required to discharge liabilities (including accrued liabilities for liquidation costs) to its investors based on their relative percentage interests. The Private REIT Manager, acting as liquidator, is responsible for discharging the Private REIT’s remaining liabilities and winding up its affairs, which are scheduled to be completed by the end of the fourth quarter of 2021.

Note 10 - Subsequent Events

Dividend Declaration

On October 14, 2021, our board of directors declared a monthly cash dividend of $0.07 per common share payable on November 15, 2021 to stockholders of record as of October 29, 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with the condensed consolidated financial statements and related notes in Part I, Item 1 of this Quarterly Report on Form 10-Q and in conjunction with our Annual Report on Form 10-K/A for the year ended December 31, 2020 filed with the SEC on March 2, 2021 including the “Risk Factors” section and consolidated financial statements and notes included therein. The following discussion and analysis contains forward-looking statements and involves numerous risks and uncertainties. Actual results may differ materially from those contained in any forward-looking statements. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2021 or for any other period. Unless the context otherwise requires, references to “Broadmark Realty,” the “Company,” “we,” “us” and “our” refer to Broadmark Realty Capital Inc. and its consolidated subsidiaries.

Broadmark Realty, a Maryland corporation, is an internally managed commercial real estate finance company that has elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. Based in Seattle, Washington, we specialize in underwriting, funding, servicing and managing a portfolio of short-term, first deed of trust loans to fund the construction and development of, or investment in, commercial properties. We generally operate in states that we believe to have favorable demographic trends and that provide more efficient and quicker access to collateral in the event of borrower default. Beginning in early 2021, we have increased the number of states in which we operate in order to expand our potential lending markets. As of September 30, 2021, our portfolio of 217 active loans had approximately $1.5 billion of total commitments and $950.8 million of principal outstanding across 137 borrowers in 17 states and the District of Columbia. We refer to loans that have outstanding commitments or principal balances that have not been repaid or retired, including by foreclosure, as “active loans.” Total commitments refer to the aggregate sum of outstanding principal balances, construction holdbacks and committed amounts for future draws and interest reserves on our loans. As of September 30, 2021, our loan portfolio has been 100% equity funded and we had no outstanding debt. We plan to opportunistically raise capital in the public and private markets from time to time, including the potential issuance of debt, based on market conditions to fund the growth of our portfolio and produce attractive returns for our stockholders. On February 19, 2021, we closed on a $135.0 million revolving credit facility, which has enabled us to use a larger percentage of our cash balances for lending activities.

Properties securing our loans are generally classified as residential properties, commercial properties or undeveloped land, and are typically not income producing. Each loan is secured by a first deed of trust lien on real estate. Our lending policy limits the committed amount of each loan to a maximum loan-to-value (“LTV”) ratio of up to 65% of the “as-complete” appraised value of the underlying collateral as determined by an independent appraiser at the time of the loan origination. Our lending policy also limits the initial outstanding principal balance of each loan to a maximum LTV of up to 65% of the “as-is” appraised value of the underlying collateral as determined by an independent appraiser at the time of the loan origination. At the time of origination, the difference between the initial outstanding principal and the total commitment is the amount held back for future release, subject to property inspections, progress reports and other conditions in accordance with the loan documents. Unless otherwise indicated, LTV is measured by the total commitment amount of the loan at origination divided by the “as-complete” appraisal. LTVs do not reflect interim activity such as construction draws or interest payments capitalized to loans, or partial repayments of the loan. As of September 30, 2021, the weighted average LTV was 59.3% across our active loan portfolio based on the total commitment of the loan and “as-complete” appraisals. For our loans in contractual default status as of September 30, 2021, the weighted average LTV was approximately 88.9%, when measured by the sum of the principal outstanding net of the provision for credit losses, the estimated costs to complete and the accounts receivable for which collectability is reasonably assured, divided by the most recent “as-complete” appraisal. In addition, our loans are typically personally guaranteed on a recourse basis by the principals of the borrower and/or others at our discretion to provide further credit support for the loan. The personal guarantee may be collaterally secured by a pledge of the guarantor’s interest in the borrower or other real estate or assets owned by the guarantor.

Our loans typically range from $0.2 to $40 million in total commitment at origination, generally bear interest at a fixed annual rate of 8% to 13% and have initial terms typically ranging from five to 18 months in duration based on the size of the project and expected timeline for completion of construction, which we often elect to extend for several months based on our evaluation of the project. As of September 30, 2021, the average total commitment of our active loans was $7.1 million and the weighted average remaining term to contractual maturity of our active loans was approximately eight months. We usually receive loan origination fees, or “points,” typically ranging from 1% to 5% of the total commitment at origination, along with loan amendment and extension fees, each of which varies in amount based upon the term of the loan and the quality of the borrower and the underlying collateral. In addition, we charge fees on past due receivables and receive reimbursements from borrowers for costs associated with services provided by us, such as closing costs, collection costs on defaulted loans and construction draw inspection fees.

As a result of the COVID-19 pandemic, we have experienced an adverse impact on our loan portfolio, primarily in the form of a significant increase in defaulted loans and a slow-down in construction progress. For example, delays in local government permitting and inspections arising from measures to limit the spread of COVID-19 delayed some projects, adversely affecting the ability of borrowers to complete the projects in accordance with the terms of the loans. We have experienced an increase in delinquencies and requests for extensions or forbearance. In addition, market conditions, and in some cases moratoriums on the foreclosure process, have increased the timeline to resolve non-performing loans. Delays in repayment of our outstanding loans or sales of foreclosed properties reduce the capital available for future loan originations.

In 2021, the U.S. and global economy has begun reopening and wider distribution of effective vaccines for COVID-19 encouraged greater economic activity. Nonetheless, the recovery could remain uneven, particularly given uncertainty with respect to the distribution and acceptance of the vaccines and their effectiveness in preventing the spread of COVID-19, including its new variant strains. There remains significant uncertainty regarding the timing and duration of the economic recovery, which precludes any prediction as to the ultimate adverse impact of the COVID-19 pandemic on economic and market conditions. There remain shortages in raw materials, manufactured products and labor across industries that are resulting in longer construction timelines and rising prices, which are dampening a full economic recovery within the construction industry. The prolonged duration and impact of the COVID-19 pandemic could materially disrupt our business operations and negatively impact our business, financial performance and operating results through December 31, 2021 and potentially longer.

As a result of limited residential housing supply, net migration trends and a low interest rate environment, we have seen an increase in new parties entering the real estate lending market as economic conditions have stabilized from the impact of the COVID-19 pandemic. Such new entrants, as well as existing lenders, have been aggressively pursuing yields. This has resulted in increased competition and pricing pressure on our business, which has driven, and we expect will continue to drive, increased variability in the amount of our loan originations from quarter-to-quarter and the yields we are able to achieve on new loans. Historically, we primarily competed on the basis of borrower relationships, loan structure, terms and service rather than on price; however, competitive conditions have led us in some cases to originate loans with terms that deviate from our historical practice, such as a reduction in or absence of minimum interest provisions in our mortgage notes, which in turn reduce the interest income we earn on those loans. Starting in the second quarter of 2021, we adopted a dynamic pricing model, in which we determine credit risk for prospective loans utilizing categories such as experience of the borrower, amount of new capital being contributed by the borrower or guarantors to the project and strength of the underlying collateral. Under the dynamic pricing model, originated loans that we underwrite as lower credit risk receive lower annual rates or loan origination fees than loans that we deem as higher credit risk. To the extent that competitive conditions lead us to originate a greater percentage of loans containing annual fees or loan origination fees at the lower end of our historic ranges, our interest and fee income and financial performance could be adversely affected. We expect these trends related to the competitive environment to continue.

Key Indicators of Financial Condition and Operating Performance

In assessing the performance of our business, we consider a variety of financial and operating metrics, which include both GAAP and non-GAAP metrics, including the following:

Interest income earned on our loans. A primary source of our revenue is interest income earned on our loan portfolio. Our loans typically bear interest at a fixed annual rate of 8% to 13%, paid monthly, primarily from interest reserves and, to a much lesser extent, cash payments. Certain mortgage notes provide for minimum interest provisions, to which the contractual rate applies, which is typically between 50% and 70% of the face amount of the note until the outstanding principal under the note exceeds a minimum threshold. A reduction in or absence of minimum interest provisions in our mortgage notes and an increase in the amount of our loans in non-accrual status as a result of being in contractual default reduce our effective interest-bearing principal and the interest income we earn on our loans. The effective interest-bearing principal represents the principal balance outstanding plus the excess of minimum interest provisions over the actual principal outstanding. As of September 30, 2021 and December 31, 2020, the effective interest-bearing principal was $1.1 billion and $998.6 million, respectively. With consideration of loans in non-accrual status, the effective interest-bearing principal net of non-accrual principal as of September 30, 2021 and December 31, 2020 decreased to $842.2 and $786.4 million, respectively. We expect the trend of lower effective interest-bearing principal than historic levels to continue in subsequent quarters as a result of competitive conditions in the market and our default resolution strategy. In addition, as we have historically had no debt outstanding, we have had no borrowing costs and accordingly our gross interest income earned on our loans has been equivalent to net interest income.

Fees and other revenue recognized from originating and servicing our loans. Fee income is comprised of loan origination fees, loan renewal fees and inspection fees. The majority of fee income is comprised of loan origination fees, or “points,” which typically range from 1% to 5% of the total commitment at origination. In addition to origination fees, we earn loan extension fees when maturing loans are renewed or extended and amendment fees when loan terms are modified, such as increases in interest reserves and construction holdbacks in line with our underwriting criteria or upon modification of a loan for the transition from horizontal development to vertical construction. Loans are generally only renewed or extended if the loan is not in default and satisfies our underwriting criteria, including our maximum LTV ratio of up to 65% of the appraised value as determined by an independent appraiser at the time of loan origination, or based on an updated appraisal, if required. Loan origination and renewal fees are deferred and recognized in income over the contractual maturity of the underlying loan.

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

The following tables contains the total amount of our loan originations and repayments for the periods indicated:

	Three Months Ended	Nine Months Ended
(dollars in millions)	September 30, 2021	September 30, 2021
Loans originated(1)	$306.7	$621.7
Loans repaid	$56.4	$238.8

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

The following tables allocate the carrying value of our loan portfolio based on our internal credit quality indicators used in assessing estimated credit losses and vintage of origination at the dates indicated:

	At September 30, 2021		Year Originated (1)
(dollars in thousands)	Carrying Value	% of Portfolio	2021	2020	2019	2018	2017	Prior
Construction Type
Vertical Construction	$550,228	58.8%	$229,840	$222,094	$9,170	$1,358	$87,507	$259
Horizontal Development	196,125	20.9	149,101	41,805	—	181	—	5,038
Investment	189,887	20.3	102,055	49,261	10,174	4,297	18,506	5,594
Total	$936,240	100.0%	$480,996	$313,160	$19,344	$5,836	$106,013	$10,891
CECL allowance(2)	(12,719)
Carrying value, net	$923,521

(1)
Represents the year of origination or amendment where the loan incurred a full re-underwriting.
(2)
Includes $4.3 million in loan specific allowances for loans deemed collateral dependent based on the fair value of the underlying collateral. In addition, $0.9 million of the CECL allowance is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable and accrued liabilities in our condensed consolidated balance sheet.

	At September 30, 2021		Year Originated (1)
(dollars in thousands)	Carrying Value	% of Portfolio	2021	2020	2019	2018	2017	Prior
Collateral Type
Apartments	$193,046	20.6%	$66,766	$98,508	$1,042	$—	$26,730	$—
Residential Lots	117,356	12.5	72,953	33,771	—	—	—	10,632
Townhomes	100,903	10.9	45,480	29,519	—	1,011	24,634	259
Single Family Housing	88,921	9.5	77,235	11,355	—	181	150	—
Mixed Use	87,456	9.3	56,045	29,488	1,923	—	—	—
Condos	66,581	7.1	5,479	23,824	—	1,286	35,992	—
Senior Housing	58,083	6.2	32,815	25,268	—	—	—	—
Entitled Land	53,616	5.7	36,308	—	—	—	17,308	—
Hotel	41,609	4.4	1,212	40,397	—	—	—	—
Unentitled Land	38,395	4.1	35,037	—	—	3,358	—	—
Offices	27,128	2.9	5,975	6,731	14,422	—	—	—
Commercial	22,354	2.4	22,354	—	—	—	—	—
Commercial Lots	10,449	1.1	—	10,449	—	—	—	—
Quadplex	8,212	0.9	5,828	2,384	—	—	—	—
Commercial other	7,463	0.8	7,463	—	—	—	—	—
Retail	7,325	0.8	3,902	1,466	1,957	—	—	—
Duplex	5,613	0.6	4,414	—	—	—	1,199	—
Industrial	1,730	0.2	1,730	—	—	—	—	—
Total	$936,240	100.0%	$480,996	$313,160	$19,344	$5,836	$106,013	$10,891
CECL allowance(2)	(12,719)
Carrying value, net	$923,521

(1)
Represents the year of origination or amendment where the loan incurred a full re-underwriting.
(2)
Includes $4.3 million in loan specific allowances for loans deemed collateral dependent based on the fair value of the underlying collateral. In addition, $0.9 million of the CECL allowance is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable and accrued liabilities in our condensed consolidated balance sheet.

	At September 30, 2021		Year Originated (1)
(dollars in thousands)	Carrying Value	% of Portfolio	2021	2020	2019	2018	2017	Prior
LTV (2)
0 - 40%	$52,443	5.6%	$25,756	$6,021	$—	$3,358	$17,308	$—
41 - 45%	46,389	5.0	34,326	12,063	—	—	—	—
46 - 50%	53,082	5.7	32,435	20,647	—	—	—	—
51 - 55%	125,012	13.3	81,231	41,565	1,957	—	—	259
56 - 60%	100,736	10.8	12,283	69,361	—	—	13,498	5,594
61 - 65%	541,679	57.8	294,322	153,484	17,387	2,478	74,008	—
66 - 70%	643	0.1	643	—	—	—	—	—
71 - 75%	—	0.0	—	—	—	—	—	—
76 - 80%	—	0.0	—	—	—	—	—	—
Above 80%	16,256	1.7	—	10,019	—	—	1,199	5,038
Total	$936,240	100.0%	$480,996	$313,160	$19,344	$5,836	$106,013	$10,891
CECL allowance(3)	(12,719)
Carrying value, net	$923,521

(1)
Represents the year of origination or amendment where the loan incurred a full re-underwriting.
(2)
Represents LTV as of origination or latest amendment. LTVs above 65% generally represent loans in contractual default status where we have agreed to extend funds to the borrower above 65% in order to ensure successful completion of the construction and return of capital.
(3)
Includes $4.3 million in loan specific allowances for loans deemed collateral dependent based on the fair value of the underlying collateral. In addition, $0.9 million of the CECL allowance is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable and accrued liabilities in our condensed consolidated balance sheet.

	At December 31, 2020		Year Originated (1)
(dollars in thousands)	Carrying Value	% of Portfolio	2020	2019	2018	2017	2016	Prior
Construction Type
Vertical Construction	$514,136	63.5%	$354,012	$57,090	$6,853	$88,655	$7,526	$—
Horizontal Development	153,345	19.0	129,607	15,028	283	—	8,427	—
Investment	141,595	17.5	98,146	18,657	7,259	16,444	—	1,089
Total	$809,076	100.0%	$581,765	$90,775	$14,395	$105,099	$15,953	$1,089
CECL allowance(2)	(10,590)
Carrying value, net	$798,486

(1)
Represents the year of origination or amendment where the loan incurred a full re-underwriting.
(2)
Includes $1.5 million in loan specific allowances for loans deemed collateral dependent based on the fair value of the underlying collateral.

	At December 31, 2020		Year Originated (1)
(dollars in thousands)	Carrying Value	% of Portfolio	2020	2019	2018	2017	2016	Prior
Collateral Type
Apartments	$129,588	16.0%	$79,931	$18,953	$—	$24,232	$6,472	$—
Residential Lots	124,548	15.4	105,830	10,291	—	—	8,427	—
Condos	92,245	11.4	52,714	3,106	4,405	32,020	—	—
Single family housing	90,131	11.1	69,438	8,839	1,028	10,103	—	723
Townhomes	72,773	9.0	47,391	1,061	1,703	21,564	1,054	—
Unentitled Land	71,796	8.9	47,727	—	7,259	16,444	—	366
Mixed Use	66,092	8.2	60,232	5,860	—	—	—	—
Hotel	51,115	6.3	42,874	8,241	—	—	—	—
Senior Housing	34,283	4.2	34,283	—	—	—	—	—
Offices	29,540	3.7	8,495	21,045	—	—	—	—
Commercial Lots	15,683	1.9	15,683	—	—	—	—	—
Retail	11,397	1.4	9,500	1,897	—	—	—	—
Industrial	11,309	1.4	704	10,605	—	—	—	—
Quadplex	5,592	0.7	5,592	—	—	—	—	—
Entitled Land	1,116	0.1	1,116	—	—	—	—	—
Commercial	877	0.1	—	877	—	—	—	—
Duplex	736	0.1	—	—	—	736	—	—
Commercial other	254	0.1	254	—	—	—	—	—
Total	$809,076	100.0%	$581,765	$90,775	$14,395	$105,099	$15,953	$1,089
CECL allowance(2)	(10,590)
Carrying value, net	$798,486

(1)
Represents the year of origination or amendment where the loan incurred a full re-underwriting.
(2)
Includes $1.5 million in loan specific allowances for loans deemed collateral dependent based on the fair value of the underlying collateral.

	At December 31, 2020		Year Originated (1)
(dollars in thousands)	Carrying Value	% of Portfolio	2020	2019	2018	2017	2016	Prior
LTV (2)
0 - 40%	$22,601	2.8%	$18,112	$—	$3,862	$261	$—	$366
41 - 45%	68,263	8.4	44,683	20,183	3,397	—	—	—
46 - 50%	23,864	2.9	15,917	7,224	—	—	—	723
51 - 55%	76,539	9.5	57,583	2,774	—	16,182	—	—
56 - 60%	135,170	16.7	117,309	3,106	—	9,639	5,116	—
61 - 65%	450,253	55.7	301,964	57,488	7,136	76,139	7,526	—
66 - 70%	9,416	1.2	9,416	—	—	—	—	—
71 - 75%	1,983	0.2	1,983	—	—	—	—	—
76 - 80%	14,544	1.8	14,544	—	—	—	—	—
Above 80%	6,443	0.8	254	—	—	2,878	3,311	—
Total	$809,076	100.0%	$581,765	$90,775	$14,395	$105,099	$15,953	$1,089
CECL allowance(3)	(10,590)
Carrying value, net	$798,486

(1)
Represents the year of origination or amendment where the loan incurred a full re-underwriting.
(2)
Represents LTV as of origination or latest amendment. LTVs above 65% generally represent loans in contractual default status where we have agreed to extend funds to the borrower above 65% in order to ensure successful completion of the construction and return of capital.
(3)
Includes $1.5 million in loan specific allowances for loans deemed collateral dependent based on the fair value of the underlying collateral.

Dividends Declared. The following table summarizes the declared cash dividends per common share activity for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Dividends declared per common share	$0.21	$0.18	$0.63	$0.60

Earnings per Common Share. The following table summarizes the earnings (GAAP) and distributable earnings (non-GAAP) per common share activity for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Earnings per common share, basic	$0.16	$0.19	$0.45	$0.51
Earnings per common share, diluted	0.16	0.19	0.45	0.51
Distributable earnings per diluted share of common stock prior to realized loss on investments	0.19	0.18	0.55	0.56
Distributable earnings per diluted share of common stock	$0.18	0.18	0.53	0.55

Non-GAAP Financial Measures

Distributable Earnings

We have elected to present “distributable earnings,” a supplemental non-GAAP financial measure used by management to evaluate our operating performance. We define distributable earnings as net income attributable to common stockholders adjusted for: (i) impairment recorded on our investments; (ii) unrealized gains or losses on our investments (including provision for credit losses) and warrant liabilities; (iii) new public company transition expenses; (iv) non-capitalized transaction-related and other one-time expenses; (v) non-cash stock-based compensation; (vi) depreciation and amortization including amortization of our intangible assets; and (vii) deferred taxes, which are subject to variability and generally not indicative of future economic performance or representative of current operations.

During the nine months ended September 30, 2021 and 2020, provision for credit losses, net was $5.4 and $5.7 million, respectively, which has been excluded from distributable earnings consistent with other unrealized gains (losses) pursuant to our policy for reporting distributable earnings. We expect to recognize such potential credit losses in distributable earnings if and when such amounts are deemed nonrecoverable upon a realization event. This is generally upon charge-off of principal at the time of loan repayment or upon sale of real property owned by us and the amount of proceeds is less than the principal outstanding at the time of foreclosure.

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

The table below is a reconciliation of distributable earnings to the most directly comparable GAAP financial measure:

	Three Months Ended		Nine Months Ended
(dollars in thousands, except share and per share data)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net income attributable to common stockholders	$21,685	$25,504	$60,318	$67,817
Adjustments for non-distributable earnings:
Stock-based compensation expense	891	1,913	2,552	3,794
New public company expenses(1)	—	684	953	2,750
Non-capitalized transaction and other one-time expenses(2)	489	—	489	—
Change in fair value of warrant liabilities	(1,244)	(1,948)	2,490	(5,094)
Depreciation and amortization	146	103	577	(682)
Provision for (reversal of) credit losses, net	2,607	(2,932)	5,373	5,724
Distributable earnings prior to realized loss on investments	$24,574	$23,324	$72,752	$74,309
Realized credit losses(3)	(695)	—	(2,096)	(1,233)
Distributable earnings	$23,879	$23,324	$70,656	$73,076
Distributable earnings per diluted share of common stock prior to realized loss on investments	$0.19	$0.18	$0.55	$0.56
Distributable earnings per diluted share of common stock	$0.18	$0.18	$0.53	$0.55
Weighted-average number of shares of common stock outstanding, basic and diluted
Basic	132,658,661	132,282,252	132,575,852	132,156,844
Diluted	132,752,471	132,316,746	132,663,437	132,207,605

(1)
Expenses directly related to professional fees in connection with our new public company reporting procedures, the design and implementation of internal controls under Section 404 of the Sarbanes-Oxley Act and the implementation of the CECL standard.
(2)
Includes other one-time expenses primarily related to the liquidation of the Private REIT.
(3)
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

Results from Operations

The period-to-period comparison of results is not necessarily indicative of results for future periods. The tables below set forth the results of our operations for the periods indicated, both in dollars and as a percentage of revenue (amounts in thousands, except percentage data):

	Three Months Ended		Nine Months Ended
Statements of Operations Data:	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Revenues:
Interest income	$22,846	$21,844	$66,481	$68,577
Fee income	7,748	7,139	22,764	21,244
Total revenue	30,594	28,983	89,245	89,821
Other income (expense):
Change in fair value of warrant liabilities	1,244	1,948	(2,490)	5,094
Expenses:
Impairment:
Provision for (reversal of) credit losses, net	2,607	(2,932)	5,373	5,724
Operating expenses:
Compensation and employee benefits	4,025	5,160	11,254	11,397
General and administrative	3,521	3,199	9,810	9,977
Total expenses	10,153	5,427	26,437	27,098
Income before income taxes	21,685	25,504	60,318	67,817
Income tax provision	—	—	—	—
Net income	$21,685	$25,504	$60,318	$67,817

	Three Months Ended		Nine Months Ended
Percentage of Revenue:	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Revenues:
Interest income	75%	75%	74%	76%
Fee income	25	25	26	24
Total revenue	100	100	100	100
Other income (expense):
Change in fair value of warrant liabilities	4	7	(3)	6
Expenses:
Impairment:
Provision for (reversal of) credit losses, net	9	(10)	6	6
Operating expenses:
Compensation and employee benefits	13	18	13	13
General and administrative	12	11	11	11
Total expenses	33	19	30	30
Income before income taxes	71	88	68	76
Income tax provision	—	—	—	—
Net income	71%	88%	68%	76%

Comparison of Results of Operations

Unless otherwise stated, for purposes of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the comparison of the results of operations is for the three and nine months ended September 30, 2021 and September 30, 2020.

Three Months Ended September 30, 2021 Compared to September 30, 2020

Revenue

Total revenue for the three months ended September 30, 2021 and 2020 was $30.6 and $29.0 million, respectively, an increase of $1.6 million. The increase relates to an increase in interest income and fee income of $1.0 million and $0.6 million, respectively, which are discussed in more detail below.

Expenses

Total expenses for the three months ended September 30, 2021 and 2020 were $10.2 and $5.4 million, respectively. The increase in total expenses from the prior period primarily was due to an increase in the provision for credit losses of $5.5 million, partially offset by a decrease in compensation and employee benefits of $1.1 million, which are discussed in more detail below.

Interest Income

Interest income increased by $1.0 million, or 4.6%, for the three months ended September 30, 2021 from the three months ended September 30, 2020 primarily due to an increase of 5% in the average size of our loan portfolio in the 2021 period compared to the 2020 period as a result of (1) the increase in the amount of capital deployed into new originations and (2) the repurchase by the Company of the Private REIT's participations in our loans. This increase was partially offset by a lower average effective interest-bearing principal outstanding during the 2021 period and an increase in the number of loans originated during this period with lower fixed rate interest and no minimum interest provisions.

Fee Income

Fee income increased by $0.6 million, or 8.5%, for the three months ended September 30, 2021 from the three months ended September 30, 2020 due to a higher volume of loan originations in the 2021 period compared to the 2020 period.

Other Income (Expense)

Other income decreased $0.7 million for the three months ended September 30, 2021 from the three months ended September 30, 2020. The unrealized gain or loss for the change in fair value of warrant liabilities includes (1) the Private Placement Warrant liability that was initially recorded in the second quarter of 2021 as a correction to an immaterial error (refer to "Correction of Immaterial Error" in Note 2 to the unaudited condensed consolidated financial statements included in this Report for additional details on the accounting classification of the Private Placement Warrants) and (2) the Optional Subscription Liability that expired unexercised in the fourth quarter of 2020. For the 2021 period, $1.2 million of other income was due to a decline in the fair value of the Private Placement Warrant liability during the three months ended September 30, 2021. For the 2020 period, $1.9 million of other income was due to a decline in the fair value of the Optional Subscription Liability, primarily due to the shorter expected term as the warrants approached the expiration date.

Provision for (Reversal of) Credit Losses, Net

The provision for credit losses increased $5.5 million for the three months ended September 30, 2021 from the three months ended September 30, 2020. For the 2021 period, the higher expense was the result of the growth in the size of the loan portfolio and an increase in estimated losses on loans classified as collateral dependent where foreclosure was deemed probable. For the 2020 period, the reversal of credit losses were due to our expected loss model changing from the worse-case to baseline due to normalization in the construction industry.

Compensation and Employee Benefits

Compensation and employee benefits expense decreased by $1.1 million, or 22.0%, for the three months ended September 30, 2021 from the three months ended September 30, 2020, primarily attributable to the $1.0 million decline in stock-based compensation expense recorded for the 2021 period compared to the 2020 period, due to a longer vesting period for most of the RSUs in the 2021 period.

General and Administrative

General and administrative expense increased by $0.3 million, or 10.1%, for the three months ended September 30, 2021 from the three months ended September 30, 2020. The increase is primarily due to an increase of $0.3 million in undrawn fees on the credit facility and $0.4 million in amortization of finance costs incurred during the 2021 period associated with our revolving credit facility, which closed in February 2021. The increase was partially offset by a decline of $0.4 million in legal and professional fees from the prior period, primarily as a result of the costs incurred in 2020 associated with public company reporting and the design and implementation of internal controls under Section 404 of the Sarbanes-Oxley Act.

Nine Months Ended September 30, 2021 Compared to September 30, 2020

Revenue

Total revenue for the nine months ended September 30, 2021 and 2020 was $89.2 and $89.8 million, respectively, a decrease of $0.6 million. The decrease primarily relates to a decrease in interest income of $2.1 million, partially offset by an increase in fee income of $1.5 million, which are discussed in more detail below.

Expenses

Total expenses for the nine months ended September 30, 2021 and 2020 were $26.4 and $27.1 million, respectively. The decrease in total expenses from the prior period was due to decreases in the provision for credit losses, general and administrative expenses and compensation and employee benefits of $0.4, $0.2 and $0.1 million, respectively, which are discussed in more detail below.

Interest Income

Interest income decreased by $2.1 million, or 3.1%, for the nine months ended September 30, 2021 from the nine months ended September 30, 2020, due to a lower average effective interest-bearing principal outstanding during the 2021 period as a result of a larger percentage of the loan portfolio on non-accrual status and an increase in the number of loans originated during this period with lower fixed rate interest and no minimum interest provisions; partially offset by the effects of an increase of 3% in the average size of our loan portfolio in the 2021 period compared to the 2020 period.

Fee Income

Fee income increased by $1.5 million, or 7.2%, for the nine months ended September 30, 2021 from the nine months ended September 30, 2020, primarily due to an increase in loan origination volume.

Other Income (Expense)

Other expense increased $7.6 million for the nine months ended September 30, 2021 from the other income for three months ended September 30, 2020. The unrealized gain or loss for the change in fair value of warrant liabilities includes (1) the Private Placement Warrant liability that was initially record in the second quarter of 2021 as a correction to an immaterial error (refer to "Correction of Immaterial Error" in Note 2 to the unaudited condensed consolidated financial statements included in this Report for additional details on the accounting classification of the Private Placement Warrants) and (2) the Optional Subscription Liability that expired unexercised in the fourth quarter of 2020. For the 2021 period, the other expense of $2.5 million was recognized to record the Private Placement Warrant liability in the second quarter of 2021 of $3.7 million, partially offset by the decline in the fair value of $1.2 million during the three months ended September 30, 2021. For 2020 period, the other income of $5.1 million was due to a decline in the fair value of the Optional Subscription Liability primarily due to a decline in our stock price during the period and the shorter expected term as the warrants approached the expiration date.

Provision for (Reversal of) Credit Losses, Net

The provision for credit losses decreased $0.4 million for the nine months ended September 30, 2021 from the nine months ended September 30, 2020, primarily due to the amount of loans in contractual default during the 2020 period due to the delays caused by the COVID-19 pandemic, partially offset by the growth in the size of the loan portfolio and an increase in estimated losses on loans classified as collateral dependent where foreclosure was deemed probable during the 2021 period.

Compensation and Employee Benefits

Compensation and employee benefits expense remained relatively flat with a decrease of $0.1 million, or 1.3%, for the nine months ended September 30, 2021 from the nine months ended September 30, 2020. During the 2021 period, the decline in stock-based compensation expense of $1.2 million due to a longer vesting period for most of the RSUs in the 2021 period was fully offset by an increase in salaries and benefits resulting from an increase in average employee headcount in the 2021 period compared to the 2020 period.

General and Administrative

General and administrative expense decreased by $0.2 million, or 1.7%, for the nine months ended September 30, 2021 from the nine months ended September 30, 2020. The decrease was primarily due to a $3.3 million decrease in professional fees from the prior period, primarily as a result of the costs incurred in 2020 for first year of public company reporting and the design and implementation of internal controls under Section 404 of the Sarbanes-Oxley Act. The decrease was partially offset by an increase in depreciation and amortization expense of $1.3 million during the 2021 period, primarily as a result of a reversal of intangible asset amortization of $0.7 million during the nine months ended September 30, 2020, which resulted from a purchase accounting measurement period adjustment in 2020, and an increase of $0.8 million in undrawn fees on the credit facility and $1.0 million of amortization of financing costs incurred during the nine months ended September 30, 2021 associated with our revolving credit facility, which closed in February 2021.

Liquidity and Capital Resources

Overview

Our primary liquidity needs include ongoing commitments to fund our lending activities and future funding obligations for our existing loan portfolio, paying dividends and funding other general business needs. As of September 30, 2021, our cash and cash equivalents totaled $37.4 million and our total liquidity, including a fully undrawn revolving credit facility of $135 million, was $172.4 million.

We seek to meet our long-term liquidity requirements, such as real estate lending needs, including future construction draw commitments, primarily through our existing cash resources and return of capital from investments, including loan repayments. Additionally, we intend to use borrowings under our revolving credit facility from time to time as a cash management tool in between collecting loan repayments. We expect to opportunistically issue debt and raise capital in the public and private markets from time to time based on market conditions. As of September 30, 2021, we had $1.5 billion of total loan commitments outstanding, of which we have funded $950.7 million.

On February 19, 2021, we entered into a revolving credit agreement with a syndicate of lenders and JPMorgan Chase Bank, N.A., as administrative agent for the lenders, providing for a $135.0 million revolving credit facility. By providing backup liquidity for future draws, we expect the availability of the revolving credit facility will enable us to use a larger percentage of our cash balances for lending activities. In October 2021, we made our first use of our revolving credit facility, with a draw of $50.0 million to support the funding of borrower draws and new loan originations, while we awaited several large loan repayments. We then repaid the outstanding balance on our revolving credit facility in full by October 31, 2021, following the receipt of loan repayments. These events demonstrate the value of our revolving credit facility as a cash management tool.

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

On March 2, 2021, we entered into a distribution agreement with J.P. Morgan Securities LLC, Barclays Capital Inc., B. Riley Securities, Inc., JMP Securities LLC and Raymond James & Associates, Inc. as sales agents, to sell shares of our common stock having an aggregate gross sales price of up to $200,000,000, from time to time, through an “at-the-market” equity offering program (the “ATM Program”). We have no obligation to sell any shares under the ATM Program, and sold no shares under the ATM Program during the nine months ended September 30, 2021.

We believe our existing sources of liquidity are sufficient to fund our existing commitments. However, we are continuing to monitor the COVID-19 pandemic and its impact on us, our borrowers and the economy as a whole. To the extent funds available for new loans are limited, we will manage our capital deployment based on the receipt of payoffs and may from time to time use borrowings under our credit facility. As a key component of our growth strategy going forward, we plan to raise capital, which may include debt financing, from time to time subject to market conditions. We intend to maintain a conservative balance sheet and debt to equity ratio. Under our credit agreement, we must maintain a total debt to equity ratio that does not exceed 30%.

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

Sources and Uses of Cash

The following table sets forth changes in cash and cash equivalents for the three months ended September 30, 2021 and 2020:

	Nine Months Ended
(dollars in thousands)	September 30, 2021	September 30, 2020
Cash provided by (used in):
Operating activities	$50,471	$49,554
Investing activities	(148,793)	(26,919)
Financing activities	(87,677)	(87,247)
Net decrease in cash & cash equivalents	$(185,999)	$(64,612)

Comparison of Results of Cash Flows for the Nine Months Ended September 30, 2021 and September 30, 2020

Net cash provided by operating activities for the nine months ended September 30, 2021 and 2020 were comparable at $50.5 and $49.6 million, respectively. Net cash provided by operating activities is driven by our net income adjusted for non-cash items and changes in operating assets and liabilities. Interest received for the 2021 period did not increase by the percentage increase in our average outstanding loan portfolio for the 2021 period compared to the 2020 period due to the lower effective interest bearing principal outstanding and lower interest rates on some new loans due to market factors along with our new dynamic pricing model. The reconciliations between net income and cash provided by operating activities in the condensed consolidated statement of cash flows include adjustments to net income for non-cash items that, while fluctuating between the 2021 and 2020 periods, have no effect on cash that was provided by operating activities.

Net cash used in investing activities was $148.8 and $26.9 million, respectively for the nine months ended September 30, 2021 and 2020. The increase in cash used in investing activities of $121.9 million was primarily due to the $76.4 million decrease in cash flows from the change in mortgage notes receivable between the 2021 and 2020 periods and the $43.5 million paid to repurchase of loan participations from the Private REIT in the 2021 period.

Net cash used in financing activities was comparable at $87.7 and $87.2 million, respectively for the nine months ended September 30, 2021 and 2020. Cash used in financing activities includes a $5.0 million decrease in dividends paid in the 2021 period compared to the 2020 period; however this decrease was offset by an increase resulting from the $5.1 million payment of costs to obtain our revolving credit facility in the 2021 period.

Contractual Obligations

The following table illustrates our contractual obligations and commercial commitments by due date as of September 30, 2021:

		Less than 1			More than
(dollars in thousands)	Total	year	1-3 years	3-5 years	5 years
Construction holdbacks (1)	541,144	317,863	223,281	—	—
Operating lease obligations	$11,098	$932	$1,950	$2,068	$6,148
Total	$552,242	$318,795	$225,231	$2,068	$6,148

(1)
The timings and amounts of construction holdbacks funding are uncertain as these commitments relate to loans for construction costs and depend on the progress and performance of the underlying assets of our loans.

Off-Balance Sheet Arrangements

We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. Finally, we have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets as of September 30, 2021.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2021, we did not have any outstanding “market risk sensitive instruments,” as such term is used within the meaning of Item 305 of SEC Regulation S-K. However, we are subject to other types of business risk described below and under “Market Risks Related to Real Estate Loans” in Item 1A of our Annual Report on Form 10-K/A for the year ended December 31, 2020.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Report. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2021, the Company’s disclosure controls and procedures were effective as of September 30, 2021.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2021, there were no changes in the Company’s internal control over financial reporting (as such terms are defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

BROADMARK REALTY CAPITAL INC.

Date: November 8, 2021	By:	/s/ Jeffrey B. Pyatt
	Name:	Jeffrey B. Pyatt
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2021	By:	/s/ David Schneider
	Name:	David Schneider
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)