Form 10-K
period 2021-12-31
Broadmark Realty Capital Inc.
filed 2022-02-28
CIK 1784797

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

As of June 30, 2021, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1.4 billion, based on the closing sales price of our common stock on such date as reported on the New York Stock Exchange.

As of February 21, 2022, there were 132,785,082 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2022 annual meeting of shareholders (the “2022 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2022 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

As a result of the Mergers and by operation of Rule 12g‑3(a) promulgated under the Exchange Act, Broadmark Realty is the successor issuer to Trinity.

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

The forward-looking statements contained in this Annual Report are based on the Company’s current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that future developments affecting the Company will be those that it has anticipated. Actual results may differ materially from those in the forward-looking statements. Some factors that could cause the Company’s actual results to differ include, but are not limited to:

•
mitigation of loan default rates and ability to timely resolve loans in contractual default status with positive economic outcomes;
•
the adequacy of collateral securing our loans and declines in the value of real estate property securing our loans;
•
increased competition from entities engaged in construction lending activities;
•
availability of origination and acquisition opportunities acceptable to us;
•
potential mismatches in the timing of asset repayments and the maturity of the associated financing agreements;
•
disruptions in our business operations, including construction lending activity, relating to the COVID-19 pandemic;
•
the current and future health and stability of the economy and residential housing market, including potential impacts on the real estate markets as a result of COVID-19;
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

Broadmark Realty Capital Inc.

PART I.

ITEM 1. BUSINESS

Broadmark Realty Capital Inc. (“Broadmark Realty,” “the Company,” “Successor,” “we,” “us” and “our”), a Maryland corporation, is an internally managed commercial real estate finance company that has elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2019. Based in Seattle, Washington, we specialize in underwriting, funding, servicing and managing a portfolio of short-term, first deed of trust loans to fund the construction and development of, or investment in, residential or commercial properties. We generally operate in states that we believe to have favorable demographic trends and that provide more efficient and quicker access to collateral in the event of borrower default. Beginning in early 2021, we have increased the number of states in which we operate in order to expand our potential lending markets. As of December 31, 2021, our portfolio of 215 active loans had approximately $1.5 billion of total commitments and $924.7 million of principal outstanding. Our active loans are made across 164 borrowers in 19 states and the District of Columbia. We refer to loans that have outstanding commitments or principal balances that have not been repaid or retired, including loans in foreclosure, as “active loans.” Total commitments refer to the aggregate sum of outstanding principal balances, construction holdbacks and committed amounts for future draws and interest reserves on our loans. Historically, our loan portfolio was 100% equity funded, and we had no outstanding debt. On November 12, 2021, we issued $100.0 million aggregate principal amount of 5.0% senior unsecured notes due in 2026 in a private placement. We plan to opportunistically issue debt and raise capital in the public and private markets from time to time based on market conditions to fund the growth of our loan portfolio and produce attractive returns for our stockholders. On February 19, 2021, we closed on a $135.0 million revolving credit facility, which has enabled us to use a larger percentage of our cash balances for lending activities.

Properties securing our loans are generally classified as residential properties, commercial properties or undeveloped land, and are typically not income producing. Each loan is secured by a first deed of trust lien on real estate. Our lending policy limits the committed amount of each loan to a maximum loan-to-value (“LTV”) ratio of up to 65% of the “as-complete” appraised value of the underlying collateral as determined by an independent appraiser at the time of the loan origination. Our lending policy also limits the initial outstanding principal balance of each loan to a maximum LTV of up to 65% of the “as-is” appraised value of the underlying collateral as determined by an independent appraiser at the time of the loan origination. At the time of origination, the difference between the initial outstanding principal and the total commitment is the amount held back for future release subject to property inspections, progress reports and other conditions in accordance with the loan documents. Unless otherwise indicated, LTV is measured by the total commitment amount of the loan at origination divided by the “as-complete” appraisal. LTVs do not reflect interim activity such as construction draws or interest payments capitalized to loans, or partial repayments of the loan. The maximum amount of a single loan may not exceed 10% of our total assets and the maximum amount to a single borrower may not exceed 15% of our total assets. We consider the maximum LTV as an indicator for the credit quality of a mortgage note receivable. As of December 31, 2021, the weighted average LTV was 59.1% across our active loan portfolio based on the total commitment of the loan and “as-complete” appraisals received at the time of loan origination. In addition, our loans are typically personally guaranteed on a recourse basis by the principals of the borrower, and/or others at our discretion to provide further credit support for the loan. The personal guarantee may be collaterally secured by a pledge of the guarantor’s interest in the borrower or other real estate or assets owned by the guarantor.

As of December 31, 2021, the weighted average total commitment of our active loans was $6.9 million with a weighted average interest rate of 10.7%. The weighted average term of our active loans was 13 months at origination, which we often elect to extend for several months based on our evaluation of the expected timeline for completion of construction. We usually receive loan origination fees, or “points,” which as of December 31, 2021 had a weighted average fee of 3.5% of total commitment at origination, along with loan amendment and extension fees, each of which varies in amount based upon the term of the loan, the credit quality of the borrower and the loan otherwise satisfying our underwriting criteria. In addition, we charge late fees on past due receivables and receive reimbursements from borrowers for costs associated with services provided by us, such as closing costs, collection costs on defaulted loans and construction draw inspection fees.

Our typical borrowers include real estate investors, developers and other commercial borrowers. We do not lend to owner-occupants of residential real estate. Loan proceeds are generally used to fund the vertical construction, horizontal development, investment, land acquisition and refinancing of residential properties and commercial properties. We also make loans to fund the renovation and rehabilitation of residential and commercial properties. Our loans are generally structured with partial funding at closing and additional loan installments disbursed to the borrower upon satisfactory completion of previously agreed stages of construction.

Broadmark Realty Capital Inc.

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

In addition to the natural seasonality inherent in our business whereby winter months are typically less favorable to construction, restrictions related to the Business Combination decreased the amount of our loan originations for the second half of 2019 and early 2020. The pending Business Combination required us to essentially pause our ability to raise capital and in turn originate new loans for most of the second half of 2019. In the first quarter of 2020, we focused on rebuilding our pipeline and began to strategically deploy the proceeds from the Business Combination; these rebuilding efforts began to slow in March due to the uncertainty associated with the impacts of COVID-19. In March 2020, we launched a private real estate investment trust (the “Private REIT”) offered to qualified purchasers to provide access to an additional source of capital and fund participations in loans originated by Broadmark Realty. In August 2021, as part of the liquidation of the Private REIT, all participations in mortgage notes receivable held by the Private REIT were purchased for cash by the Company at the settlement value which approximated fair value of $43.5 million.

As a result of the COVID-19 pandemic, we experienced an adverse impact on our loan portfolio beginning in 2020, primarily in the form of a significant increase in defaulted loans and a slow-down in construction progress. For example, delays in local government permitting and inspections arising from measures to limit the spread of COVID-19 delayed some projects, adversely affecting the ability of borrowers to complete the projects in accordance with the terms of the loans. We have experienced an increase in delinquencies and requests for extensions or forbearance. In addition, market conditions, and in some cases moratoriums on the foreclosure process, have increased the timeline to resolve non-performing loans. Delays in repayment of our outstanding loans or sales of foreclosed properties reduce the capital available for future loan originations.

In 2021, the U.S. and global economy began reopening and wider distribution of effective vaccines for COVID-19 encouraged greater economic activity. Nonetheless, the recovery could remain uneven, particularly given uncertainty with respect to the distribution and acceptance of the vaccines and their effectiveness in preventing the spread of COVID-19, including its new variant strains. There remains significant uncertainty regarding the timing and duration of the economic recovery, which precludes any prediction as to the ultimate adverse impact of the COVID-19 pandemic on economic and market conditions. There remain shortages in raw materials, manufactured products and labor across industries that are resulting in longer construction timelines and rising prices, which are dampening a full economic recovery within the construction industry. The prolonged duration and impact of the COVID-19 pandemic could materially disrupt our business operations and negatively impact our business, financial performance and operating results through December 31, 2022 and potentially longer.

Markets

At December 31, 2021, we have active loans in 19 states and the District of Columbia with the majority of loans located in Washington, Colorado, Utah, and Texas. We strategically focus on these states as they have exhibited strong population growth. At December 31, 2021, more than 80% of our portfolio was secured by properties located in states ranked in the top ten for migration between 2010 and 2020 according to the Census Bureau, including Washington, Colorado, Utah, Texas, Florida and Idaho. Additionally, each of Washington, Colorado, Utah, Texas, Oregon and Idaho are non-judicial foreclosure states, which we believe encourages borrowers to comply with the loan terms and provides us the option to take control of the collateral more quickly in the event of borrower default. We continue to increase our national presence, and in this regard, during 2021, we have increased the number of states in which we operate by 58% in order to expand our potential lending markets.

Broadmark Realty Capital Inc.

Industry and Market Opportunity

Real estate investment is a capital-intensive business that typically relies heavily on debt capital to acquire, develop, improve, construct, renovate and maintain properties. We focus on providing construction, development and investment loans for the U.S. housing and real estate industries. Due to structural changes in banking, regulation and monetary policies over the last decade, there has been a reduction in the number of lenders servicing this segment. We believe there continues to be a significant market opportunity to originate real estate loans secured by the underlying real estate as collateral. Our management team further believes that the demand for relatively small real estate loans to construct, develop or invest in residential or commercial real estate, located in states with favorable demographic trends presents a compelling opportunity to generate attractive risk-adjusted returns.

Historically, regional and community banks were the primary providers of construction financing to smaller, private builders. Over the past several decades, there has been significant consolidation within the commercial banking industry, with the number of commercial and savings institutions having decreased by 62% and 75%, respectively, between 1992 and 2020, as reported by the FDIC. In addition, many traditional real estate lenders that competed for loan origination within our target markets have been faced with tighter capital constraints due to changing banking regulations following the 2008 financial crisis. During 2021, as part of the recovery from the COVID-19 pandemic and a continued low interest rate environment, capital became widely available to lenders and resulted in new entrants to construction financing as well as reduced pricing by existing lenders. These factors have put significant pressure on asset yields and have often led to pricing in market that is not commensurate with the associated risk.

While the number of traditional banks and construction loans offered by them has steadily declined, private residential construction spending and housing starts have continued to recover from the lows following the recession of 2007 through 2009. Housing starts in December 2021 were at a seasonally adjusted annual rate of 1.7 million, an increase of 2.5% from 2020. The U.S. Census Bureau and Department of Housing and Urban Development chart below illustrates historical housing permits, starts and completions from 2016 to 2021:

Broadmark Realty Capital Inc.

While the increases are positive, housing starts and completions still remain below long term historical averages. In a February 2020 report, Freddie Mac estimated that there were 29 states that had a housing deficit, and that approximately 3.8 million units in the aggregate were needed to make up this deficit. The map below shows the housing deficit as a percentage of the housing supply by state as set forth in the report.

Estimate of Housing Stock Deficit as Proportion of State Housing Stock

WA
1.93
OR
8.80
CA
5.74
ID
3.13
NV
1.55
MT
0.77
WY
-0.98
UT
2.48
AZ
3.71
CO
5.09
NM
0.60
ND
-3.82
SD
-0.51
NE
-2.61
KS
0.00
OK
-1.27
TX
4.81
MN
5.37
IA
-2.44
MO
-1.86
AR
-6.23
LA
0.17
WI
0.13
IL
-0.16
MS
-0.21
MI
0.37
IN
1.04
KY
-0.89
TN
-2.46
AL
-4.45
OH
-3.63
WV
-7.12
GA
0.28
FL
5.13
SC
-0.22
NC
3.66
VA
1.65
PA
-1.96
NY
2.33
VT
-0.88
NH
3.47
ME
-0.13
MA 4.44
RI 1.09
CT 2.49
NJ -0.03
DE 0.23
MD 3.40
DC 9.55
AK
3.00
HI
1.34
< -5.0
-5.0 to 0.00
0.00 to 5.00
> 5.00

Source: Freddie Mac

We operate in seven of the ten states with the largest housing deficits. The ten states with the largest housing deficits have significant overlap with the states with the highest net migration rates between 2010 and 2020 according to the Census Bureau.

As a result of limited residential housing supply, net migration trends and the current low interest rate environment for home buyers, we believe the longer-term outlook for new housing demand in our markets remains strong.

Per the U.S. Census Bureau, construction spending, measured as construction put in place, totaled $1.59 trillion in 2021, an increase of 8.2% over 2020. For 2022, ConstructConnect is expecting a 6.6% increase in construction spending, including a 5.6% increase in nonresidential construction, after two consecutive years of decreased construction spending caused by the COVID-19 pandemic. The U.S. Census Bureau construction spending data for December 2021 reported significant increases in the nonresidential sectors of commercial, including storage and retail, lodging and office, which are areas of expected growth for us in 2022.

Business and Growth Strategy

Our objective is to preserve and protect stockholder capital while producing attractive risk-adjusted returns primarily through dividends generated by current income from our loan portfolio. Our business strategy is to directly originate, fund, manage, and service short-term loans secured by first mortgage liens on real property to enable us to generate attractive returns.

We believe our ability to react quickly and flexibility in terms of structuring loans to meet the needs of borrowers, consistency and expediency in funding future construction draws, intimate knowledge of the relevant markets in which we operate and focus on newly originated first deed of trust loans positions us to generate strong and consistent income. Our strategy to achieve our objective and grow our business includes the following:

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
•
utilize the relative strength of our balance sheet to grow our customer and asset base while competitors with weaker balance sheets may be capital constrained;
•
maximize earnings generation from deployed capital through timely resolution of loans in contractual default;
•
optimize working capital through efficient cash management and the use of our revolving credit facility;
•
fund growth via strategic and structured capital sourcing to gradually lower our weighted average cost of capital while maintaining modest leverage relative to our peers;
•
remain flexible in order to capitalize on changing sets of investment opportunities that may be present in various points of an economic cycle; and
•
operate so as to qualify as a REIT for U.S. federal income tax purposes and distribute annually at least 90% of our REIT taxable income.

Loan Portfolio

The following table highlights certain information regarding our real estate lending activities as of the dates indicated:

(dollars in millions)	December 31, 2021	December 31, 2020
Number of loans outstanding	215	204
Unpaid principal balance (end of period balance)	$924.7	$860.1
Total commitment	$1,489.1	$1,246.0
Weighted average total commitment	$6.9	$6.1
Weighted average contractual interest rate per annum(1)	10.7%	11.8%

(1)
Does not include loan fees.

The following table sets forth aggregate number of loans and the total original commitment amounts at origination during each of the calendar years set forth below:

Year(1) (dollars in millions)	Number of Loans	Total Commitment(2)
2021	137	$873.0
2020	81	$463.0
2019	116	$446.6
2018	194	$647.0
2017 and prior	740	$921.3

(1)
For periods prior to November 15, 2019, amounts do not represent the activity of one controlling legal entity, but rather a combination of the historical results of the Predecessor Company Group, which was under common management.
(2)
Based on total original loan commitment amounts and excluding amendments.

We categorize our loans into three distinct purposes:

•
Vertical Construction. Loans which utilize at least 20% of total commitment at origination to fund vertical construction of residential, commercial and mixed-use properties.
•
Horizontal Development. Loans which do not fund vertical construction and utilize at least 20% of total commitment at origination to fund horizontal improvements including: initial site preparation, ground clearing, installing utilities, and road, sidewalk and gutter paving.
•
Investment. Loans which do not fund vertical or horizontal construction including financings of built real estate properties or raw land.

Broadmark Realty Capital Inc.

The following table sets forth the number of total loans and commitment amount of mortgage loans based on the intended loan purpose, and the percentage of the total commitment by purpose as compared to the total portfolio, in each case at December 31, 2021:

	At December 31, 2021
Loan Purpose (dollars in millions)	# of Loans	Total Commitment	%
Vertical Construction	136	$937.6	63.0%
Investment	49	279.3	18.8
Horizontal Development	30	272.2	18.3
Total	215	$1,489.1	100.0%

We categorize our loans into five property types:

•
For Sale Residential. All for sale residential product including single family homes, apartments, townhomes, condominiums and other attached product.
•
For Rent Residential. All rental residential product including multifamily rental apartments, student housing and senior housing.
•
Commercial/Other. Non-residential real estate including medical office, retail, office, self-storage, industrial and hotels.
•
Horizontal Development. Vertical construction ready sites including finished single-family lots, finished townhome lots and multifamily and commercial development sites.
•
Raw Land. Undeveloped land prior to horizontal development.

The following table sets forth the number of total loans and commitment amount of mortgage loans based on the types of properties securing our mortgage loans, and the percentage of the total commitment by property security of the loan as compared to the total portfolio at December 31, 2021:

	At December 31, 2021
Loan Purpose (dollars in millions)	# of Loans	Total Commitment	%
Commercial/Other	38	$479.0	32.2%
For Sale Residential	94	377.2	25.3
For Rent Residential	41	341.3	22.9
Horizontal Development	23	207.1	13.9
Raw Land	19	84.5	5.7
Total	215	$1,489.1	100.0%

The following table sets forth the number of total loans and total committed amounts of mortgage loans by state, and the percentage of the total committed amount by state as compared to the total portfolio at December 31, 2021:

	At December 31, 2021
State (dollars in millions)	# of Loans	Total Commitment	%
Colorado	36	$337.0	22.6%
Texas	20	266.1	17.9
Washington	47	260.8	17.5
Utah	28	234.9	15.8
Other	84	390.3	26.2
Total	215	$1,489.1	100.0%

Broadmark Realty Capital Inc.

Operations Overview

Loan Origination and Due Diligence

We are experienced in secured lending, with substantial combined real estate and financial services experience of our senior management team. Our senior management team spends a significant portion of its time on borrower development as well as on underwriting and structuring the loans in our portfolio. A principal source of our new transactions has been repeat business from existing and former customers and their referral of new business. We are a collateral-based lender and when underwriting a loan, the primary focus of our analysis is the value of a property and the borrower’s equity in the project. Prior to making a final decision on a loan application, we conduct extensive due diligence of the property as well as of the borrower and its principals.

The mortgage loans that we originate generally meet the following criteria:

•
Collateral. New loans are secured by a first deed of trust lien on real estate.
•
Amount. The weighted average total commitment of our active loans was $6.9 million at December 31, 2021. Our lending policy limits exposure to any single borrower or guarantor to 15% of our total assets.
•
Loan to Value. The maximum LTV ratio for a loan at origination is 65.0% of the "as-complete" appraised value of the underlying collateral; and a maximum initial outstanding principal balance of the loan at origination is 65% of the “as-is” appraised value of the underlying collateral, in each case as determined by an independent appraiser at the time of the loan origination.
•
Interest rate. Our portfolio weighted average interest rate was 10.7% at December 31, 2021 with a late fee of 10% of the principal and receivables outstanding and a default interest rate of 24% per annum for loans in contractual default status.
•
Origination fees. Our portfolio weighted average fee was 3.5% of the total commitment at origination at December 31, 2021. In addition, if the term of the loan is extended, additional points are payable upon the extension.
•
Term. The weighted average term of our active loans was 13 months at origination at December 31, 2021. We may agree to extend the maturity date (typically for one to three months) and charge an extension fee, so long as the borrower complies with all loan covenants and the loan otherwise satisfies our underwriting criteria.
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
•
Security. Each loan is evidenced by a promissory note, which is secured by a first deed of trust lien on real property owned by the borrower and is typically personally guaranteed on a recourse basis by the principals of the borrower and/or others, at our discretion, which guaranty may be collaterally secured by a pledge of the guarantor’s interest in the borrower or other real estate owned by the guarantor.
•
Insurance. Each loan is required to carry minimum insurance policies for general liability and builders' risk, which are verified as a part of the underwriting process.
•
Fees and Expenses. As is typical in real estate finance transactions, the borrower incurs all expenses in connection with securing the loan, including the cost of a property appraisal, the cost of an environmental assessment report, if any, the cost of a credit report and all title, recording fees and legal fees.

Broadmark Realty Capital Inc.

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
•
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

Loan Servicing

We service all of our loans internally, and manage loan payments, draw requests, and loan accounting records. The loan draw process in particular is an important part of our business as it provides borrowers with quick access to capital in order to keep their projects moving and allows us to inspect the quality and pace of the borrower’s work. Once a borrower has submitted a draw request, we will have the property physically inspected by an approved third-party to ensure that the work for which funding is being requested has been completed in a manner satisfactory to us. In addition, any required county and city inspections are completed and a date-down endorsement of the title policy is typically provided by the title company indicating no liens have been placed on the property since its original issuance of the title insurance policy before funds are disbursed. If the request is made for the final draw of a project, a certificate of occupancy or sign-off by the city is required prior to disbursement. Although the process is thorough, we make a point of responding to draw requests as quickly as possible as timing is of paramount importance to a project’s success.

In addition, we conduct periodic testing, process loan payoff requests, and collect past due and delinquent payments. In the case of a contractual loan default, we have broad authority to take such actions as we believe best in working out the defaulted loan, including selling the defaulted loan or foreclosing on the real property serving as collateral for the loan.

Loan Funding

Historically, our ability to grow our business was primarily constrained by our ability to raise capital to fund additional real estate loans. Prior to the Business Combination, we funded loans primarily through the use of private capital. Going forward, we intend to fund our growth through issuance of debt and equity capital in the public and private markets and use of cash management tools such as our revolving credit facility.

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

Broadmark Realty Capital Inc.

Seasonality

While we typically originate loans year-round, incremental loan disbursements are made with greater frequency during the spring, summer and fall, when weather is generally more favorable for construction, and borrowers complete previously agreed stages of construction, allowing developers to draw down on additional amounts of capital available under their loan agreements. As a result of these more frequent disbursements, we generally maintain greater total liquidity to fund disbursements during these seasons.

Human Capital

Our culture is defined by our core values of integrity, collaboration, diversity, accountability, reliability and community. Our employees represent our greatest asset. We value our employees by investing in a healthy work-life balance, competitive compensation and benefit packages and a vibrant, team-oriented environment centered on open and compassionate communication. We strive to build and maintain a high-performing culture by creating a work environment that attracts and retains outstanding, engaged employees who embody our company mission of “Empowering real estate developers and investors to improve places and spaces in our communities.” The most significant human capital measures or objectives that we focus on in managing our business and our related human capital initiatives include the following:

•
Demographics. As of December 31, 2021, we employed 60 full-time employees across the United States. During 2021 we hired 17 employees. Our voluntary turnover rate was 11.7% in 2021.
•
Diversity and Inclusion. We strive toward having a diverse team of employees, knowing we are better together with our combined wisdom and intellect. With a commitment to equality, inclusion and workplace diversity, we focus on understanding, accepting, and valuing the differences between people. We value and embrace diversity in our employee recruiting, hiring and development practices. Of our employee population, approximately 45% are women and approximately 40% have self-identified as Hispanic or Latino, Native American, Pacific Islander, Asian, Black or African American, or of two or more races. We have a long-standing commitment to equal employment opportunity. We do not tolerate discrimination or harassment.
•
Compensation and Benefits. We provide a competitive compensation and benefits program to help meet the needs of our employees. In addition to salaries, these programs include discretionary annual bonuses and stock awards, a 401(k) Plan with an employer matching contribution and no service-based vesting requirement, healthcare and insurance benefits, health savings, paid time off, family leave and an employee assistance program.
•
Communication and Engagement. We strongly believe that our success depends on employees understanding how their work contributes to the Company’s overall strategy. To this end, we communicate with our workforce through a variety of channels and encourage open and direct communication, including weekly company-wide calls with executives and frequent email corporate communications. To continuously monitor and improve employee performance and engagement, we conduct annual performance reviews and engagement surveys. We also provide training to our people managers on management and leadership development.
•
Health, Safety and Wellness. The health, safety, and wellness of our employees are vital to our success. In 2020 and continuing to date, in light of the COVID-19 pandemic, we shifted to a remote work environment ahead of mandatory stay-at-home orders and provided employees with resources, including virtual tools and ergonomic equipment, to maximize work-from-home efficiency.
•
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

Regulation and Compliance

Our operations are subject, in certain circumstances, to supervision and regulation by state and U.S. federal government authorities and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions. In addition, Broadmark Realty and our subsidiaries may rely on exemptions from various requirements of the Securities Act and the Investment Company Act. These exemptions are sometimes highly complex and may, in certain circumstances, depend on compliance by third parties who we do not control.

Broadmark Realty Capital Inc.

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

Exemptions from Investment Management Regulation

Although we reserve the right to modify our business methods at any time, we believe that none of the Company or our subsidiary that issues and holds the mortgages (the “Mortgage Subsidiary”) is currently required to register as an investment company under the Investment Company Act. However, our business strategies may evolve over time.

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

Neither the Company nor any of its subsidiaries is required to register under the Investment Advisers Act of 1940, as amended, or under any state securities laws, based on their current activities.

Broadmark Realty Capital Inc.

Corporate Information

Our principal executive offices are located at 1420 Fifth Avenue, Suite 2000, Seattle, Washington 98101, and our telephone number is (206) 971‑0800. We maintain a website on the Internet at http://www.broadmark.com. The information contained on the website is not incorporated by reference into this Report. Broadmark Realty makes available on or through its website certain reports and amendments to those reports that it files with or furnishes to the Commission in accordance with the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These include Broadmark Realty’s Annual Reports on Form 10‑K, its Quarterly Reports on Form 10‑Q and its Current Reports on Form 8‑K and any amendments thereto. Broadmark Realty makes this information available on its website free of charge as soon as reasonably practicable after it electronically files the information with, or furnish it to, the Commission. Additionally, the Commission maintains a website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, including us, at www.sec.gov.

Broadmark Realty Capital Inc.

ITEM 1A. RISK FACTORS

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

•
The impact of the COVID-19 pandemic and the measures implemented to contain the spread of the virus have had, and are expected to continue to have, a material adverse impact on our business, financial condition and results of operations.
•
We operate in a highly competitive market and competition could have a material adverse effect on our business, financial condition and results of operations.
•
Our inability to manage future growth effectively could have a material adverse impact on our business, financial condition and results of operations.
•
Loss of one or more members of our senior management team or our inability to hire and retain qualified loan originators or grow and maintain our relationships with key loan brokers, may limit our ability to implement our business and growth strategies.

Market Risks Related to Real Estate Loans

•
A prolonged economic slowdown, or lengthy or severe recession or declining real estate values, particularly in a market where our loans are concentrated, could increase loans in contractual default and impairments on the carrying value of our loans.
•
An increase in interest rates could adversely affect our ability to originate new loans in order to generate income and pay dividends.

Risks Related to Our Loan Portfolio

•
We may be adversely affected by the economies and other conditions of the markets in which we operate, and in particular, that of certain states in which we have a high concentration of loans.
•
Our inability to mitigate increases in loan default rates and our inability to manage loans in default could have a material adverse effect on our business, financial condition and results of operation.
•
We make short-term construction loans, which are subject to additional risks as compared to loans secured by existing structures or land.

Risks Related to Our Financing

•
If we do not increase our working capital, we will not be able to grow our business.
•
We may increase the amount of leverage we use in our financing strategy, which would subject us to greater risk of loss.
•
Covenants in our debt documents limit our operational flexibility, and a covenant breach and our repayment obligations could materially adversely affect our operations, financial condition and our ability to pay dividends to our stockholders.

Risks Related to Our REIT Qualification and Investment Management Regulation

•
Our failure to qualify or maintain our status as a REIT, subjecting us to taxation as a regular “C” corporation, creating a substantial tax liability and would reduce the amount of cash available for distribution to our stockholders.

Broadmark Realty Capital Inc.

•
Even if we qualify as a REIT, we may be subject to some taxes that will reduce our cash flow.
•
The REIT distribution requirements could adversely affect our ability to execute our business plan and may force us to incur debt or sell assets during unfavorable market conditions to make such distributions.
•
We may be subject to adverse legislative or regulatory tax changes that could reduce the market price of our stock.

Risks Related to Taxes and the Business Combination

•
If the U.S. Internal Revenue Service (“IRS”) were to determine that the merger of any of the Predecessor Companies in connection with the Business Combination did not qualify as a tax-free reorganization for U.S. federal income tax purposes with respect to a Predecessor Company, we may be subject to significant tax liabilities.
•
We may be subject to adverse tax consequences if the IRS were to determine that one or more Predecessor Companies failed to qualify as a REIT for U.S. federal income tax purposes.

Risks Related to Ownership of Our Securities

•
Our management team has broad discretion in the use of proceeds of securities offerings and, despite our efforts, we may invest or spend the proceeds of offerings in ways with which you may not agree or in ways which may not yield a significant return.
•
The development or identification of a material weakness could result in material misstatements of our financial statements or cause us to fail to meet our reporting obligations.
•
Certain provisions of Maryland law and our Charter could inhibit changes of control, which may discourage third parties from conducting a tender offer or seeking other change of control transactions that could involve a premium price for our common stock or that our stockholders otherwise believe to be in their best interests.
•
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

The COVID-19 pandemic and the resulting containment measures have caused economic and financial disruptions that have materially adversely affected, and are expected to continue to materially adversely affect, our business and results of operations. The extent to which the pandemic will continue to materially adversely affect our business and results of operations will depend on numerous evolving factors and future developments that we are not able to predict, including the duration, spread and severity of the pandemic; the nature, extent and effectiveness of containment measures; the extent and duration of the effect on the economy, labor market, construction and housing prices; and how quickly and to what extent normal economic and operating conditions can resume.

The COVID-19 pandemic and containment measures have contributed to, among other things:

•
adverse impacts on the progress of construction on our borrowers’ projects and their respective abilities to complete projects in accordance with the terms of their loans, including disruptions in the supply chain for raw materials and manufactured products and the availability of subcontractors and other labor as a result of infections or quarantining;
•
adverse impacts on the demand for and the value of some types of commercial and residential real estate that may delay or otherwise adversely impact our borrowers’ ability to sell or lease properties they are developing in an amount sufficient to repay their loans;
•
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

Broadmark Realty Capital Inc.

•
an increased risk to the value of our investment in mortgage notes receivable, which has the potential to result in impairment charges;
•
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

We experienced an increase in the amount of loans in contractual default and have increased our provision for credit losses in 2021. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Key Indicators of Financial Condition and Operating Performance-Credit Quality of our Loan Portfolio” in this Annual Report on Form 10-K.

The pandemic and containment measures have caused us to modify our strategic plans and business practices, including the amount of capital deployed and the property types that we lend on.

Although the impact of the pandemic currently appears to be improving, existing and new variants make the situation difficult to predict. If the impact from the pandemic is prolonged, it could increase the negative impacts to our business and may also heighten many of the other risks described in this “Risk Factors” section. We do not yet know the full extent of how COVID-19 and the containment measures will affect our business and results of operations, however, the continuing effects are expected to have a material adverse impact on our business and results of operations.

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

Our existing and potential future competitors include “hard money” lenders, mortgage REITs, specialty finance companies, savings and loan associations, banks, mortgage banks, credit unions, insurance companies, mutual funds, pension funds, private equity funds, hedge funds, institutional investors, investment banking firms, non-bank financial institutions, governmental bodies, family offices and high net worth individuals. We may also compete with companies that partner with and/or receive financing from the U.S. government. Many of our competitors are substantially larger and have considerably greater financial, technical, marketing and other resources than we do. In addition, larger and more established competitors may enjoy significant competitive advantages, including enhanced operating efficiencies, more extensive referral networks, greater and more favorable access to investment capital and more desirable lending opportunities. Several of these competitors, including mortgage REITs, have recently raised or are expected to raise significant amounts of capital, which enables them to make larger loans or a greater number of loans. Some competitors may also have a lower cost of funds and access to funding sources that may not be available to us, such as funding from various governmental agencies or under various governmental programs for which we are not eligible. Many of these competitors have been aggressively pursuing yields. This has resulted in pricing pressure on our business, which has driven, and we expect will continue to drive, increased variability in the amount of our loan originations from quarter-to-quarter and the yields we are able to achieve on new loans. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of possible loan transactions or to offer more favorable financing terms than we could. For example, we may find that the pool of potential qualified borrowers available to us is limited. Finally, as a REIT and because we operate in a manner intended to be exempt from the requirements of the Investment Company Act of 1940, as amended (the “Investment Company Act”), we may face further restrictions to which some of our competitors may not be subject. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our equity holders. As a result of these competitive factors, we may not in the future be able to originate and fund mortgage loans on favorable terms, which could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our equity holders.

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

While we have no current intention of modifying the historical loan initiation standards in any material manner, we may do so in the future if we believe it would be favorable to our business. For example, the criteria necessary for a borrower to qualify for a loan may be made less stringent, which could result in an increased amount of loan defaults. We may also determine in the future to issue preferred stock and may incur additional indebtedness to fund an increase of our loan portfolio or for other working capital purposes. Any such actions may be taken without stockholder approval. Issuing preferred stock or incurring additional indebtedness may reduce the amount of capital that will be available for distribution to stockholders and the amount available to make new loans if the funds are necessary to make required payments under such instruments. Any such changes could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our equity holders.

We depend on our senior management team based upon their long-standing business relationships, the loss of any of whom could threaten our ability to operate our business successfully.

Our future success depends, to a significant extent, upon the continued services of our management team. The mortgage lending experience of our senior management team and the extent and nature of relationships they have developed with developers and owners of residential and commercial properties are critical to our success. We cannot assure their continued employment. For example, on February 2, 2022, we announced the resignation of our Chief Executive Officer and the appointment of a new Chief Executive Officer, effective March 1, 2022. The loss of services of one or more members of our management team could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Broadmark Realty Capital Inc.

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

Our incoming Chief Executive Officer, as of March 1, 2022 does not have experience in managing a publicly traded company. Our Chief Operating Officer and Chief Credit Officer did not have experience in managing a publicly traded company prior to the Business Combination. As such, our management team may encounter difficulties in successfully or effectively complying with our reporting and other obligations under U.S. federal securities laws and other regulations and in connection with operating as a public company. Our management team has been and may continue to be required to devote significant time to these activities, which could result in less time being devoted to our management and growth.

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

An increase in interest rates could adversely affect our ability to originate new loans in order to generate income and pay dividends.

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

At December 31, 2021, our mortgage loans were most concentrated in the following four states:

	At December 31, 2021
State (dollars in millions)	Total Commitment	Percent of Total Portfolio
Colorado	$337.0	22.6%
Texas	266.1	17.9
Washington	260.8	17.5
Utah	234.9	15.8
Total top four states	$1,098.8	73.8%
Other	390.3	26.2
Total	$1,489.1	100.0%

While we make loans in additional markets, we remain particularly subject to the general economic and market conditions in the four states identified above. The occurrence of any one or more of the above enumerated conditions in such states could cause a decline in the value of properties securing our loans which would reduce the value of the collateral and the potential proceeds available to borrowers to repay their loans. For example, COVID-19 has and may continue to negatively impact the commercial and residential real estate markets, which could reduce demand and the value for properties and make it less likely that a borrower can sell or lease the property they are developing in an amount sufficient to repay the borrower’s loan, or that a developer, who would be our borrower, will elect to go forward with a new project.

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

Climate change and regulatory and other efforts to reduce climate change could adversely affect our business.

We cannot predict the rate at which climate change will progress. However, the physical effects of climate change could have a material adverse effect on our business, financial conditions and results of operations. To the extent that severe weather events or significant changes in climate occur in the geographic locations where the properties securing our loans are located, our borrowers may experience cost increases, construction delays and decreased demand for properties located in such geographic areas or affected by such changes.

Recently, there has been growing concern from advocacy groups, government agencies and the general public over the effects of climate change on the environment. Government restrictions, standards or regulations intended to reduce greenhouse gas emissions and potential climate change impacts, are emerging and may increase in the future in the form of restrictions or additional requirements on the development of commercial real estate. Such restrictions and requirements could increase our costs or require additional technology and capital investment by our borrowers, which could adversely affect our results of operations.

Broadmark Realty Capital Inc.

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

Risks Related to Our Financing

Our loan origination activities, revenues and profits are limited by available funds. If we do not increase our working capital, we will not be able to grow our business.

As a commercial real estate finance company, our revenue and net income is limited to interest and fees received or accrued on our loan portfolio. Our ability to originate real estate loans is limited by the funds at our disposal. We intend to use the proceeds from the repayment of outstanding loans and any additional capital, raised publicly or privately, to originate real estate loans. We cannot assure you that such funds will be available in sufficient amounts to enable us to expand our business.

We may increase the amount of leverage we use in our financing strategy, which would subject us to greater risk of loss.

Our charter and bylaws do not limit the amount of indebtedness we can incur; although we are limited by certain financial covenants under our debt documents.

We may increase the amount of leverage we utilize at any time without approval of our stockholders. Incurring substantial debt could subject us to many risks that, if realized, would materially and adversely affect us, including the risk that:

•
our cash flow from operations may be insufficient to make required payments of principal of and interest on the debt or we may fail to comply with all of the other covenants contained in the debt documents, which is likely to result in (i) acceleration of such debt (and any other debt containing a cross-default or cross-acceleration provision) that we may be unable to repay from internal funds or to refinance on favorable terms, or at all, (ii) our inability to borrow unused amounts under our revolving credit facility, even if we are current in payments on borrowings under the credit facility and/or (iii) the loss of some or all of our assets to foreclosure or sale;
•
our debt may increase our vulnerability to adverse economic and industry conditions with no assurance that yields on our real estate loans will increase with higher financing costs;
•
we may be required to dedicate a substantial portion of our working capital to payments on our debt, thereby reducing funds available for operations, future business opportunities, stockholder distributions or other purposes; and
•
we may not be able to refinance debt that matures prior to the investment it was used to finance on favorable terms, or at all.

Broadmark Realty Capital Inc.

Covenants in our debt documents restrict our activities and could adversely affect our business.

Our credit agreement for our revolving credit facility contains customary covenants that limit our incurrence of indebtedness, liens, asset dispositions, dividends and distributions to our stockholders, loans, advances and investments, payments to affiliates, optional prepayments and other modifications of certain other indebtedness, amendments, terminations and waivers of certain material agreements, and acquisitions, mergers and consolidations. The note purchase agreement for our senior unsecured notes contain customary covenants that limit our incurrence of indebtedness, liens and enter into mergers or transfer all or substantially all of our assets. We are also required under the credit agreement and note purchase agreement to comply with a tangible net worth requirement, a total debt to equity ratio requirement and a coverage ratio requirement. These covenants limit our operational flexibility and could prevent us from taking advantage of business opportunities as they arise, growing our business or competing effectively. Among other things, the credit agreement provides that we may not pay cash dividends that would result in non-compliance with the financial covenants under the credit agreement or during an event of default under the credit agreement, except in the case of defaults other than payment defaults, for dividends in amounts necessary to maintain our REIT status. Our ability to meet these requirements may be affected by events beyond our control and, if we fail to meet the requirements, we may be unable to obtain waivers from the lenders or amend the covenants. To the extent borrowings are outstanding under our credit agreement at the maturity thereof and upon the maturity of the Notes, we may be unable to refinance such borrowings or extend the maturity thereof. In such event, our cash flow may not be sufficient to make distributions to our stockholders and repay our maturing debt and may have a material adverse effect on our financial condition.

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

We believe that we have been organized and have operated in conformity with the requirements for qualification and taxation as a REIT under the Code since our initial taxable year ended December 31, 2019, and that our current and proposed method of operation will enable us to continue to meet the requirements for qualification and taxation as a REIT under the Code for subsequent taxable years. Our continued qualification as a REIT will depend on our ability to meet, on an ongoing basis, various complex requirements concerning, among other things, the ownership of our outstanding stock, the nature of our assets, the sources of our income, and the amount of our distributions to our stockholders. Our ability to satisfy the asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the annual REIT income and quarterly asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis.

Broadmark Realty Capital Inc.

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

Broadmark Realty Capital Inc.

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

Broadmark Realty Capital Inc.

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

Broadmark Realty Capital Inc.

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
•
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

Broadmark Realty Capital Inc.

Failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business and stock price.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports and is important in helping to prevent mistakes in and restatements of our financial statements and financial fraud. Although we have determined that our internal control over financial reporting was effective as of December 31, 2021 and 2020, the Predecessor Company Group reported certain material weaknesses in internal control over financial reporting identified in connection with the audit of the members of the Predecessor Company Groups' financial statements at December 31, 2018, which we have reported remained as of December 31, 2019. A failure to maintain effective internal control over financial reporting may adversely affect the accuracy and timing of our financial reporting, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, we may be unable to prevent fraud, investors may lose confidence in our financial reporting, and the price of our securities may decline as a result. In addition, we may be subject to lawsuits or regulatory discipline if we fail to establish and maintain effective internal control over our financial reporting.

We may issue additional shares of common stock upon the exercise of Warrants or for other purposes, which would dilute your ownership interests and may depress the market price of our common stock.

We currently have warrants outstanding to purchase approximately 15.6 million shares of common stock in the aggregate at an aggregate purchase price of $11.50 per share. Further, there were approximately 3.6 million shares of common stock remaining available for issuance pursuant to equity awards under the Broadmark Realty 2019 Stock Incentive Plan at December 31, 2021. We may also issue additional shares of common stock or other equity securities in the future in connection with, among other things, future capital raising and transactions and future acquisitions, without stockholder approval in many circumstances.

Our issuance of additional shares of common stock or other equity securities would have the following effects:

•
our existing stockholders’ proportionate ownership interest in us may decrease;
•
the amount of cash available for payment of dividends may decrease;
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

Broadmark Realty Capital Inc.

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

Broadmark Realty Capital Inc.

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

Broadmark Realty Capital Inc.

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
•
changes in accounting principles, policies and guidelines; and
•
the impact of epidemics, other public health concerns, civil unrest and political uncertainty.

In the past, securities class-action litigation has often been instituted against companies following periods of volatility in the market price of their securities. This type of litigation could result in substantial costs and divert our management’s attention and resources, which could have a material adverse effect on us.

Broadmark Realty Capital Inc.

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

We have recently begun to issue debt securities to finance our business, and there is no assurance that we may not issue additional debt securities or issue equity ranking senior to our stock. Those securities will generally have priority upon liquidation. Such securities also may be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock. Because our decision to issue debt or equity in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, nature or success of our future capital raising efforts. As a result, future capital raising efforts may reduce the market price of our common stock and be dilutive to existing stockholders.

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

Broadmark Realty Capital Inc.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed for trading on the New York Stock Exchange under the symbol “BRMK.” As of February 14, 2022, we had 258 registered holders of our common stock.

We did not purchase any shares of our common stock during the quarter ended December 31, 2021.

Stockholder Return Performance

The following stock performance graph is a comparison of the cumulative total stockholder return on shares of our common stock, the Standard & Poor's 500 (the “S&P 500 Index”), and the FTSE NAREIT Mortgage REITs index (“FTSE NAREIT Index”), a published industry index, from November 15, 2019 (the date on which our common stock became publicly traded) through December 31, 2021. The graph assumes that $100 was invested on November 15, 2019 in our common stock, the S&P 500 and the FTSE NAREIT Index and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our shares will continue in line with the same or similar trends depicted in the graph below.

	Period Ending
	November 15, 2019	December 31, 2019	December 31, 2020	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
BRMK	100.00	117.53	102.45	107.18	110.66	105.23	102.88
FTSE NAREIT Index	100.00	102.87	80.50	83.37	86.62	83.75	80.50
S&P 500	100.00	103.54	120.37	127.32	137.72	138.04	152.74

ITEM 6. [RESERVED]

Broadmark Realty Capital Inc.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with the “Business” section, as well as the consolidated financial statements and related notes in Part II, Item 8 of this Annual Report on Form 10-K. In addition, the following discussion and analysis contains forward-looking statements and involves numerous risks and uncertainties. Actual results may differ materially from those contained in any forward-looking statements and involves numerous risks and uncertainties, including those described under the heading “Risk Factors.” Actual results may differ materially from those contained in any forward-looking statements. You should read this discussion and analysis together with the consolidated financial statements and related notes included elsewhere in this Report for the Company and Predecessor Company Group. In this “Management Discussion and Analysis of Financial Condition and Results of Operations,” references to the “Predecessor Company Group,” or the “Predecessor,” refers to the Predecessor Companies and the Predecessor Management Companies and their respective subsidiaries on a combined basis. Unless the context otherwise requires, references to “Broadmark Realty,” the “Company,” “we,” “us” and “our” refer to Broadmark Realty Capital Inc., a Maryland corporation, and its consolidated subsidiaries.

Broadmark Realty is an internally managed commercial real estate finance company that has elected to be taxed as a real estate investment trust for U.S. federal income tax purposes. Based in Seattle, Washington, we specialize in underwriting, funding, servicing and managing a portfolio of short-term, first deed of trust loans to fund the construction and development of, or investment in, residential or commercial properties. We generally operate in states that we believe to have favorable demographic trends and that provide more efficient and quicker access to collateral in the event of borrower default. Beginning in early 2021, we have increased the number of states in which we operate in order to expand our potential lending markets. As of December 31, 2021, our portfolio of 215 active loans had approximately $1.5 billion of total commitments and $924.7 million of principal outstanding across 164 borrowers in 19 states and the District of Columbia. We refer to loans that have outstanding commitments or principal balances that have not been repaid or retired, including by foreclosure, as “active loans.” Total commitments refer to the aggregate sum of outstanding principal balances, construction holdbacks and committed amounts for future draws and interest reserves on our loans. Historically, our loan portfolio was 100% equity funded, and we had no outstanding debt. On November 12, 2021, we closed the private placement of $100.0 million aggregate principal amount of 5.0% senior unsecured notes due 2026. We plan to opportunistically issue debt and raise capital in the public and private markets from time to time based on market conditions to fund the growth of our portfolio and produce attractive returns for our stockholders. On February 19, 2021, we closed on a $135.0 million revolving credit facility, which has enabled us to use a larger percentage of our cash balances for lending activities.

Properties securing our loans are generally classified as residential properties, commercial properties or undeveloped land, and are typically not income producing. Each loan is secured by a first deed of trust lien on real estate. Our lending policy limits the committed amount of each loan to a maximum loan-to-value (“LTV”) ratio of up to 65% of the “as-complete” appraised value of the underlying collateral as determined by an independent appraiser at the time of the loan origination. Our lending policy also limits the initial outstanding principal balance of each loan to a maximum LTV of up to 65% of the “as-is” appraised value of the underlying collateral as determined by an independent appraiser at the time of the loan origination. At the time of origination, the difference between the initial outstanding principal and the total commitment is the amount held back for future release, subject to property inspections, progress reports and other conditions in accordance with the loan documents. Unless otherwise indicated, LTV is measured by the total commitment amount of the loan at origination divided by the “as-complete” appraisal. LTVs do not reflect interim activity such as construction draws or interest payments capitalized to loans, or partial repayments of the loan. As of December 31, 2021, the weighted average LTV was 59.1% across our active loan portfolio based on the total commitment of the loan and “as-complete” appraisals. For our loans in contractual default status as of December 31, 2021, the weighted average LTV was approximately 85.4%, when measured by the sum of the principal outstanding, the estimated costs to complete and the accounts receivable for which collectability is reasonably assured, net of the provision for credit losses, divided by the most recent “as-complete” appraisal. In addition, our loans are typically personally guaranteed on a recourse basis by the principals of the borrower and/or others at our discretion to provide further credit support for the loan. The personal guarantee may be collaterally secured by a pledge of the guarantor’s interest in the borrower or other real estate or assets owned by the guarantor. As of December 31, 2021, a total of 31 loans were in contractual default, totaling $191.4 million in total commitment or 12.9% of the portfolio based on total commitment.

Broadmark Realty Capital Inc.

As of December 31, 2021, the weighted average total commitment of our active loans was $6.9 million with a weighted average interest rate of 10.7%. The weighted average term of our active loans was 13 months at origination, which we often elect to extend for several months based on our evaluation of the expected timeline for completion of construction. We usually receive loan origination fees, or “points,” which as of December 31, 2021 had a weighted average fee of 3.5% of total commitment at origination, along with loan amendment and extension fees, each of which varies in amount based upon the term of the loan, the credit quality of the borrower and the loan otherwise satisfying our underwriting criteria. In addition, we charge late fees on past due receivables and receive reimbursements from borrowers for costs associated with services provided by us, such as closing costs, collection costs on defaulted loans and construction draw inspection fees.

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

In 2021, the U.S. and global economy began reopening and wider distribution of effective vaccines for COVID-19 encouraged greater economic activity. Nonetheless, the recovery could remain uneven, particularly given uncertainty with respect to the distribution and acceptance of the vaccines and their effectiveness in preventing the spread of COVID-19, including its new variant strains. There remains significant uncertainty regarding the timing and duration of the economic recovery, which precludes any prediction as to the ultimate adverse impact of the COVID-19 pandemic on economic and market conditions. There remain shortages in raw materials, manufactured products and labor across industries that are resulting in longer construction timelines and rising prices, which are dampening a full economic recovery within the construction industry. The prolonged duration and impact of the COVID-19 pandemic could continue to negatively impact our business, financial performance and operating results.

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

Broadmark Realty Capital Inc.

Key Indicators of Financial Condition and Operating Performance

In assessing the performance of our business, we consider a variety of financial and operating metrics, which include both GAAP and non-GAAP metrics, including the following:

Interest income earned on our loans. A primary source of our revenue is interest income earned on our loan portfolio. As of December 31, 2021, our loans bear a weighted average interest rate of 10.7%, paid monthly, primarily from interest reserves and, to a much lesser extent, cash payments. Certain of our mortgage notes provide for minimum interest provisions, to which the contractual rate applies, which is typically between 50% and 70% of the face amount of the note until the outstanding principal under the note exceeds a minimum threshold. A reduction in or absence of minimum interest provisions in our mortgage notes and an increase in the amount of our loans in non-accrual status as a result of being in contractual default reduce our effective interest-bearing principal and the interest income we earn on our loans. The effective interest-bearing principal represents the principal balance outstanding plus the excess of minimum interest provisions over the actual principal outstanding. As of December 31, 2021 and 2020, the effective interest-bearing principal was $1.0 billion and $998.6 million, respectively. With consideration of loans in non-accrual status, the effective interest-bearing principal net of non-accrual principal as of December 31, 2021 and 2020 was $831.4 and $786.4 million, respectively. We expect the trend of lower effective interest-bearing principal than historic levels to continue in subsequent quarters as a result of the absence of minimum interest provisions in new originations and loans in non-accrual status.

Fees and other revenue recognized from originating and servicing our loans. Fee income is comprised of loan origination fees, loan renewal fees and inspection fees. The majority of fee income is comprised of loan origination fees, or “points,” which as of December 31, 2021, had a weighted average fee of 3.5% of the total commitment at origination. In addition to origination fees, we earn loan extension fees when maturing loans are renewed or extended and amendment fees when loan terms are modified, such as increases in interest reserves and construction holdbacks in line with our underwriting criteria or upon modification of a loan for the transition from horizontal development to vertical construction. Loans are generally only renewed or extended if the loan is not in default and satisfies our underwriting criteria, including our maximum LTV ratio of up to 65% of the appraised value as determined by an independent appraiser at the time of loan origination, or based on an updated appraisal, if required. Loan origination and renewal fees are deferred and recognized in income over the contractual maturity of the underlying loan.

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

The following tables contains the total amount of our loan originations and repayments for the periods indicated:

	Year Ended
(dollars in millions)	December 31, 2021	December 31, 2020
Loans originated(1)	$799.1	$475.6
Loans repaid	$483.3	$324.0

(1)
Based on original total loan commitment amounts and excluding amendments.

Credit quality of our loan portfolio. All of our loans are construction loans secured by residential or commercial real estate and, in assessing estimated credit losses, we evaluate various metrics, including, but not limited to, construction type, collateral type, LTV, market conditions of property location and borrower experience and financial strength.

Broadmark Realty Capital Inc.

The following tables allocate the carrying value of our loan portfolio based on our internal credit quality indicators used in assessing estimated credit losses and vintage of origination at the dates indicated:

	At December 31, 2021		Year Originated (1)
(dollars in thousands)	Carrying Value	% of Portfolio	2021	2020	2019	2018	2017	Prior
Construction Type
Vertical Construction	$471,863	51.8%	$236,961	$184,143	$1,177	$1,382	$47,939	$261
Investment	256,936	28.1	204,865	28,094	1,925	4,717	17,335	—
Horizontal Development	182,945	20.1	155,443	27,502	—	—	—	—
Total	$911,744	100.0%	$597,269	$239,739	$3,102	$6,099	$65,274	$261
CECL allowance(2)	(10,394)
Carrying value, net	$901,350

(1)
Represents the year of amendment where the loan incurred a full re-underwriting in connection with the amendment.
(2)
Includes $0.7 million in loan specific allowances for loans deemed collateral dependent based on the fair value of the underlying collateral. In addition, $0.9 million of the CECL allowance is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable and accrued liabilities in our consolidated balance sheet.

	At December 31, 2021		Year Originated (1)
(dollars in thousands)	Carrying Value	% of Portfolio	2021	2020	2019	2018	2017	Prior
Collateral Type
Residential Lots	$111,644	12.2%	85,219	26,425	—	—	—	—
Apartments	107,765	11.8	$38,232	$68,356	$1,177	$—	$—	$—
Townhomes	93,300	10.2	51,240	28,979	—	1,017	11,803	261
Mixed Use	85,929	9.4	53,530	30,474	1,925	—	—	—
Single Family Housing	87,902	9.5	84,703	3,049	—	—	150	—
Condos	64,492	7.1	8,805	18,227	—	1,474	35,986	—
Commercial	61,592	6.8	61,592	—	—	—	—	—
Senior Housing	61,236	6.7	35,899	25,337	—	—	—	—
Storage	56,481	6.2	56,481	—	—	—	—	—
Unentitled Land	46,019	5.0	42,411	—	—	3,608	—	—
Entitled Land	45,098	4.9	27,763	—	—	—	17,335	—
Hotel	31,665	3.5	4,886	26,779	—	—	—	—
Offices	15,348	1.7	8,280	7,068	—	—	—	—
Commercial Lots	10,227	1.1	6,670	3,557	—	—	—	—
Quadplex	9,769	1.1	9,769	—	—	—	—	—
Commercial Other	9,080	1.0	9,080	—	—	—	—	—
Retail	7,873	0.9	6,385	1,488	—	—	—	—
Duplex	6,324	0.7	6,324	—	—	—	—	—
Total	$911,744	100.0%	$597,269	$239,739	$3,102	$6,099	$65,274	$261
CECL allowance(2)	(10,394)
Carrying value, net	$901,350

(1)
Represents the year of amendment where the loan incurred a full re-underwriting in connection with the amendment.
(2)
Includes $0.7 million in loan specific allowances for loans deemed collateral dependent based on the fair value of the underlying collateral. In addition, $0.9 million of the CECL allowance is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable and accrued liabilities in our consolidated balance sheet.

Broadmark Realty Capital Inc.

	At December 31, 2021		Year Originated (1)
(dollars in thousands)	Carrying Value	% of Portfolio	2021	2020	2019	2018	2017	Prior
LTV (2)
0 - 40%	$53,907	5.9%	$32,634	$—	$—	$3,608	$17,665	$—
41 - 45%	48,431	5.3	44,380	4,051	—	—	—	—
46 - 50%	63,690	7.0	41,356	21,317	—	1,017	—	—
51 - 55%	92,238	10.1	74,978	17,260	—	—	—	—
56 - 60%	79,039	8.7	27,115	40,190	—	—	11,473	261
61 - 65%	559,997	61.4	372,645	146,640	3,102	1,474	36,136	—
66 - 70%	645	0.1	645	—	—	—	—	—
71 - 75%	—	0.0	—	—	—	—	—	—
76 - 80%	—	0.0	—	—	—	—	—	—
Above 80%	13,797	1.5	3,516	10,281	—	—	—	—
Total	$911,744	100.0%	$597,269	$239,739	$3,102	$6,099	$65,274	$261
CECL allowance(3)	(10,394)
Carrying value, net	$901,350

(1)
Represents the year of amendment where the loan incurred a full re-underwriting in connection with the amendment.
(2)
Represents LTV as of origination or latest amendment. LTVs above 65% generally represent loans in contractual default status where we have agreed to extend funds to the borrower above 65% in order to ensure successful completion of the construction and return of capital.
(3)
Includes $0.7 million in loan specific allowances for loans deemed collateral dependent based on the fair value of the underlying collateral. In addition, $0.9 million of the CECL allowance is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable and accrued liabilities in our consolidated balance sheet.

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

(1)
Represents the year of amendment where the loan incurred a full re-underwriting in connection with the amendment.
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

(1)
Represents the year of amendment where the loan incurred a full re-underwriting in connection with the amendment.
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

(1)
Represents the year of amendment where the loan incurred a full re-underwriting in connection with the amendment.
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

Dividends Declared. The following table summarizes the declared cash dividends per common share activity for the years ended December 31, 2021 and 2020:

	Year Ended
	December 31, 2021	December 31, 2020
Dividends declared per common share	$0.84	$0.78

Earnings per Common Share. The following table summarizes the earnings (GAAP) and distributable earnings (non-GAAP) per common share activity for the years ended December 31, 2021 and 2020:

	Year Ended
	December 31, 2021	December 31, 2020
Earnings per common share, basic	$0.62	$0.68
Earnings per common share, diluted	0.62	0.68
Distributable earnings per diluted share of common stock prior to realized loss on investments	0.73	0.76
Distributable earnings per diluted share of common stock	0.71	0.75

Non-GAAP Financial Measures

Distributable Earnings

We have elected to present “distributable earnings” and “distributable earnings prior to realized loss on investments”, supplemental non-GAAP financial measures used by management to evaluate our operating performance. We define distributable earnings as net income attributable to common stockholders adjusted for: (i) impairment recorded on our investments; (ii) unrealized gains or losses on our investments (including provision for credit losses) and warrant liabilities; (iii) new public company transition expenses; (iv) non-capitalized transaction-related and other one-time expenses; (v) non-cash stock-based compensation; (vi) depreciation and amortization including amortization of our intangible assets; and (vii) deferred taxes, which are subject to variability and generally not indicative of future economic performance or representative of current operations.

During the year ended December 31, 2021 and 2020, provision for credit losses, net was $6.2 and $6.7 million, respectively, which has been excluded from distributable earnings consistent with other unrealized gains (losses) pursuant to our policy for reporting distributable earnings. We expect to recognize such potential credit losses in distributable earnings if and when such amounts are deemed nonrecoverable upon a realization event. This is generally upon charge-off of principal at the time of loan repayment or upon sale of real property owned by us and the amount of proceeds is less than the principal outstanding at the time of foreclosure.

Broadmark Realty Capital Inc.

Management believes that the adjustments to compute “distributable earnings” specified above allow investors and analysts to readily identify and track the operating performance of our assets, assist in comparing the operating results between periods, and enable investors to evaluate our current performance using the same measure that management uses to operate the business. Distributable earnings excludes certain recurring items, such as unrealized gains and losses (including provision for credit losses) and non-capitalized transaction-related expenses, because they are not considered by management to be part of our primary operations for the reasons described herein. However, management has elected to also present distributable earnings prior to realized loss on investments because it believes the Company’s investors use such measure to evaluate and compare the performance of the Company and its peers. As such, distributable earnings and distributable earnings prior to realized loss on investments are not intended to reflect all of our activity and should be considered as only one of the factors used by management in assessing our performance, along with GAAP net income which is inclusive of all of our activities.

As a REIT, we are required to distribute at least 90% of our annual REIT taxable income and to pay tax at regular corporate rates to the extent that we annually distribute less than 100% of such taxable income. Given these requirements and our belief that dividends are generally one of the principal reasons that stockholders invest in our common stock, we generally intend to attempt to pay dividends to our stockholders in an amount equal to our net taxable income, if and to the extent authorized by our board of directors. Distributable earnings and distributable earnings prior to realized loss on investments are one of many factors considered by our board of directors in declaring dividends and, while not direct measures of taxable income, over time, the measures can be considered useful indicators of our dividends.

Distributable earnings and distributable earnings prior to realized loss on investments do not represent, and should not be considered as a substitute for, or superior to, net income or as a substitute for, or superior to, cash flows from operating activities, each as determined in accordance with GAAP, and our calculation of these measures may not be comparable to similarly entitled measures reported by other companies.

The table below is a reconciliation of distributable earnings to the most directly comparable GAAP financial measure:

	Year Ended
(dollars in thousands, except share and per share data)	December 31, 2021	December 31, 2020
Net income attributable to common stockholders	$82,488	$90,231
Adjustments for non-distributable earnings:
Stock-based compensation expense	3,455	4,867
New public company expenses(1)	953	4,705
Non-capitalized transaction and other one-time expenses(2)	987	181
Change in fair value of warrant liabilities	1,838	(5,492)
Depreciation and amortization	741	(558)
Provision for credit losses, net	6,179	6,722
Distributable earnings prior to realized loss on investments:	$96,641	$100,656
Realized credit losses(3)	(2,672)	(1,057)
Distributable earnings:	$93,969	$99,599
Distributable earnings per diluted share of common stock prior to realized loss on investments	$0.73	$0.76
Distributable earnings per diluted share of common stock	$0.71	$0.75
Weighted-average number of shares of common stock outstanding, basic and diluted
Basic	132,579,289	132,209,495
Diluted	132,666,502	132,261,113

(1)
Expenses directly related to professional fees in connection with our new public company reporting procedures, the design and implementation of internal controls under Section 404 of the Sarbanes-Oxley Act and the implementation of the CECL standard.
(2)
Includes other one-time expenses primarily related to the liquidation of the Private REIT and recruiting fees associated with the President executive search.
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

Broadmark Realty Capital Inc.

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

Results from Operations

The period-to-period comparison of results is not necessarily indicative of results for future periods. The tables below set forth the results of our operations for the periods indicated, both in dollars and as a percentage of revenue (amounts in thousands, except percentage data):

Statements of Operations Data:	Successor Year Ended December 31, 2021	Successor Year Ended December 31, 2020	Successor Period from November 15, 2019 through December 31, 2019	Predecessor Period from January 1, 2019 through November 14, 2019 (2)
Revenues:
Interest income	$89,957	$93,869	$13,207	$82,225
Fee income	30,587	28,489	2,767	32,785
Total revenue	120,544	122,358	15,974	115,010

Expenses:
Compensation and employee benefits	15,093	15,646	2,527	5,554
General and administrative	11,626	15,251	2,843	10,402
Interest expense	3,320	—	—	—
Transaction costs	—	—	367	25,789
Total expenses	30,039	30,897	5,737	41,745

Impairment:
Provision for credit losses, net	6,179	6,722	—	3,342

Other (expense) income:
Change in fair value of warrant liabilities	(1,838)	5,492	(4,924)	—

Income before provision for income taxes	82,488	90,231	5,313	69,923
Income tax provision	—	—	—	—
Net income	$82,488	$90,231	$5,313	$69,923

Broadmark Realty Capital Inc.

Percentage of Revenue:	Successor Year Ended December 31, 2021	Successor Year Ended December 31, 2020	Successor Period from November 15, 2019 through December 31, 2019	Predecessor Period from January 1, 2019 through November 14, 2019 (2)
Revenues:
Interest income	75%	77%	83%	71%
Fee income	25	23	17	29
Total revenue	100	100	100	100

Expenses:
Compensation and employee benefits	13	13	16	5
General and administrative	10	12	18	9
Interest expense	3	—	—	—
Transaction costs	—	—	2	22
Total expenses	25	25	36	36

Impairment:
Provision for credit losses, net	5	5	—	3

Other (expense) income:
Change in fair value of warrant liabilities	(2)	4	(31)	—

Income before provision for income taxes	68	74	33	61
Income tax provision	—	—	—	—
Net income	68%	74%	33%	61%

Comparison of Results of Operations

Unless otherwise stated, for purposes of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the comparison of the results of operations is for the year ended December 31, 2021 and December 31, 2020.

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Revenue

Total revenue for the years ended December 31, 2021 and 2020 was $120.5 and $122.4 million, respectively, a decrease of $1.9 million. The decrease primarily relates to a decrease in interest income of $3.9 million, partially offset by an increase in fee income of $2.1 million, which are discussed in more detail below.

Expenses

Total expenses for the years ended December 31, 2021 and 2020 were $30.0 and $30.9 million, respectively. The decrease primarily relates to decreases in general and administrative expenses and compensation and employee benefits of $3.6 and $0.6 million, respectively, partially offset by an increase in interest expense of $3.3 million, which are discussed in more detail below.

Interest Income

Interest income decreased by $3.9 million, or 4.2%, for the year ended December 31, 2021 from the year ended December 31, 2020, due to a lower average effective interest-bearing principal outstanding during the 2021 period compared to the 2020 period as a result of a larger percentage of the loan portfolio on non-accrual status over the course of 2021 compared to 2020 and an increase in the number of loans originated during the 2021 period with lower fixed rate interest and no minimum interest provisions; partially offset by the effects of an increase of 5% in the average size of our loan portfolio in the 2021 period compared to the 2020 period.

Broadmark Realty Capital Inc.

Fee Income

Fee income increased by $2.1 million, or 7.4%, for the year ended December 31, 2021 from the year ended December 31, 2020, primarily due to an increase in loan origination volume.

Compensation and Employee Benefits

Compensation and employee benefits expense decreased by $0.6 million, or 3.5%, for the year ended December 31, 2021 from the year ended December 31, 2020. The decrease is primarily due to decreases of $1.3 million in incentive compensation as certain stated company performance metrics were not achieved and $1.1 million in employee stock-based compensation expense primarily due to a longer vesting period for most of the RSUs in the 2021 period compared to the 2020 period. These decreases were partially offset by an increase of $1.9 million due to an increase in average employee headcount and higher wages during the 2021 period compared to the 2020 period.

General and Administrative

General and administrative expense decreased by $3.6 million, or 23.8%, for the year ended December 31, 2021 from the year ended December 31, 2020. The decrease was primarily due to a decreases of $4.7 million in professional fees as a result of the higher professional fees incurred during the 2020 period for first-year public company financial reporting and implementation of internal controls under Section 404 of the Sarbanes-Oxley Act. The decrease was partially offset by an increase of $1.3 million in depreciation and amortization expense during the 2021 period, primarily as a result of a reversal of intangible asset amortization of $0.7 million during the year ended December 31, 2020, which resulted from a purchase accounting measurement period adjustment in the 2020 period and depreciation of tenant improvements related to our corporate office expansion.

Interest Expense

Interest expense increased by $3.3 million for the year ended December 31, 2021 from the year ended December 31, 2020, primarily due to increases of $1.3 million as a result of amortization of deferred financing costs, associated with entering into a revolving credit facility in the first quarter of 2021, $1.2 million of undrawn fees on our revolving line of credit and $0.7 million in interest expense on our senior unsecured notes issued during the fourth quarter of 2021.

Other Income (Expense)

Other expense, which consists entirely of unrealized changes in the fair value of warrant liabilities increased $7.3 million due to an expense of $1.8 million for the year ended December 31, 2021 compared to income of $5.5 million for the year ended December 31, 2020. The expense in the 2021 period relates to the Private Placement Warrant liability and is equal to the fair value of the liability as of December 31, 2021. A correction of an immaterial error was made in the second quarter of 2021 to initially record fair value of the Private Placement Warrant liability (refer to "Correction of Immaterial Error" in Note 2 to the consolidated financial statements included in this Annual Report for additional details on the accounting classification of the Private Placement Warrants) and, accordingly, there was no corresponding expense recorded in the 2020 period. For the 2020 period, the other income of $5.5 million resulted from the decline in the fair value of the Optional Subscription liability that expired unexercised in the fourth quarter of 2020 and, accordingly, there is no corresponding income or expense related to the Optional Subscription liability in the 2021 period.

Provision for (Reversal of) Credit Losses, Net

The provision for credit losses decreased $0.5 million for the year ended December 31, 2021 from the year ended December 31, 2020. This change was primarily due to a decrease in the provision for credit losses in the 2021 period resulting from the decrease in loans in contractual default compared to the 2020 period. This decrease was partially offset by increases in the provision for credit losses resulting from the growth in the size of the loan portfolio in the 2021 period compared to the 2020 period and an increase in estimated losses on loans classified as collateral dependent where foreclosure was deemed probable in the 2021 period compared to the 2020 period.

Broadmark Realty Capital Inc.

Year Ended December 31, 2020 (Successor) Compared to the Period from November 15, 2019 through December 31, 2019 (Successor) and Period from January 1, 2019 through November 14, 2019 (Predecessor)

A discussion regarding the results of operations for the year ended December 31, 2020 compared to the period from November 15 2019 through December 31, 2019 (Successor) and the period from January 1, 2019 through November 14 2019 (Predecessor) can be found under Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for fiscal year ended December 31, 2020, filed with the SEC on March 2, 2020, which is available on the SEC’s website at www.sec.gov.

Liquidity and Capital Resources

Overview

Our primary liquidity needs include ongoing commitments to fund our lending activities and future funding obligations for our existing loan portfolio, paying dividends and funding other general business needs. Our material cash requirements from known contractual and other obligation are set forth in Note 12 - Commitment and Contingencies of our consolidated financial statements included in this Report. As of December 31, 2021 and 2020, our cash and cash equivalents totaled $132.9 and $223.4 million, respectively. As of December 31, 2021, our total liquidity includes not only cash and cash equivalents, but our entire undrawn revolving credit facility of $135.0 million.

We seek to meet our long-term liquidity requirements, such as real estate lending needs, including future construction draw commitments, primarily through our existing cash resources and return of capital from investments, including loan repayments. Additionally, we intend to use borrowings under our revolving credit facility from time to time as a cash management tool in between collecting loan repayments. We expect to opportunistically issue debt and raise capital in the public and private markets from time to time based on market conditions. As of December 31, 2021, we had $1.5 billion of total loan commitments outstanding, of which we have funded $924.7 million.

On February 19, 2021, we entered into a credit agreement with a syndicate of lenders and JPMorgan Chase Bank, N.A., as administrative agent for the lenders, providing for a $135.0 million revolving credit facility. As a source of backup liquidity for future draws, the availability of the revolving credit facility has enabled us to use a larger percentage of our cash balances for lending activities. In October 2021, we made our first use of our revolving credit facility, with a draw of $50.0 million to support the funding of borrower draws and new loan originations while we awaited several large loan repayments. We then repaid the outstanding balance on our revolving credit facility in full by October 31, 2021 following the receipt of such loan repayments, minimizing the cost of such borrowing while earning fee income on the new borrower draws and loan originations. These events demonstrate the value of our revolving credit facility as a cash management tool.

Our obligations under the revolving credit facility are secured by substantially all of our assets. The revolving credit facility contains covenants customary for financings of this type, including limitations on the incurrence of indebtedness, liens, asset dispositions, acquisitions, mergers and consolidations, certain dividends, distributions and other payments, advances and investments, payments to affiliates, optional prepayments and other modifications of certain other indebtedness, and amendments, terminations and waivers of certain material agreements, as well as a minimum tangible net worth, a total debt to equity ratio and a minimum debt service coverage ratio requirement. Among other things, the credit agreement provides that we may not pay cash dividends that would result in non-compliance with the financial covenants under the credit agreement or during an event of default under the credit agreement, except in the case of defaults other than payment defaults, for dividends in the amounts necessary to maintain our REIT status. The revolving credit facility contains events of default customary for financings of this type, including failure to pay principal, interest and other amounts, materially incorrect representations or warranties, failure to observe covenants and other terms of the revolving credit facility, cross-defaults to other indebtedness, bankruptcy, insolvency, material judgments, certain ERISA violations, changes in control and failure to maintain REIT status, in some cases subject to customary grace periods.

On November 12, 2021, we completed a private offering of $100.0 million of senior unsecured notes. Interest on this debt accrues at the fixed rate of 5.00% per annum, payable semi-annually in arrears. The notes may be prepaid prior to their maturity date, subject to the payment of applicable premiums. The note purchase agreement contains financial covenants that require compliance with leverage and coverage ratios and maintenance of minimum tangible net worth, as well as other affirmative and negative covenants that may limit, among other things, our ability to incur liens and enter into mergers or transfer all or substantially all of our assets. The note purchase agreement governing the senior unsecured notes also includes customary representations and warranties and customary events of default.

Broadmark Realty Capital Inc.

On March 2, 2021, we entered into a distribution agreement with J.P. Morgan Securities LLC, Barclays Capital Inc., B. Riley Securities, Inc., JMP Securities LLC and Raymond James & Associates, Inc. as sales agents, to sell shares of our common stock having an aggregate gross sales price of up to $200,000,000, from time to time, through an “at-the-market” equity offering program (the “ATM Program”). We have no obligation to sell any shares under the ATM Program, and sold no shares under the ATM Program during the year ended December 31, 2021.

We believe our existing sources of liquidity are sufficient to fund our existing commitments. However, we are continuing to monitor the COVID-19 pandemic and its impact on us, our borrowers and the economy as a whole. To the extent funds available for new loans are limited, we will manage our capital deployment based on the receipt of payoffs and may from time to time use borrowings under our credit facility. As a key component of our growth strategy going forward, we plan to raise capital, which may include additional debt financing, from time to time subject to market conditions. We intend to maintain a conservative balance sheet and debt to equity ratio. Under our credit agreement for our revolving credit facility, we must maintain a total debt to equity ratio that does not exceed 30%.

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

Sources and Uses of Cash

The following table sets forth changes in cash and cash equivalents for the year ended December 31, 2021 and 2020 and periods ended December 31, 2019 and November 14, 2019 :

(dollars in thousands)	Successor Year Ended December 31, 2021	Successor Year Ended December 31, 2020	Successor Period from November 15, 2019 through December 31, 2019	Predecessor Period from January 1, 2019 through November 14, 2019 (2)
Cash provided by (used in):
Operating activities	$64,130	$63,803	$5,640	$91,498
Investing activities	(136,079)	32,422	(25,892)	(216,391)
Financing activities	(18,537)	(111,064)	258,396	101,235
Net decrease in cash & cash equivalents	$(90,486)	$(14,839)	$238,144	$(23,658)

Comparison of Results of Cash Flows for the Year Ended December 31, 2021 and December 31, 2020

Net cash provided by operating activities for the year ended December 31, 2021 and 2020 were comparable at $64.1 and $63.8 million, respectively. Net cash provided by operating activities is driven by our net income adjusted for non-cash items and changes in operating assets and liabilities. Interest received for the 2021 period did not increase by the percentage increase in our average outstanding loan portfolio for the 2021 period compared to the 2020 period due to the lower effective interest bearing principal outstanding and lower interest rates on some new loans due to market factors along with our new dynamic pricing model. The reconciliations between net income and cash provided by operating activities in the consolidated statement of cash flows include adjustments to net income for non-cash items that, while fluctuating between the 2021 and 2020 periods, have no effect on cash that was provided by operating activities.

Net cash used in investing activities was $136.1 million for the year ended December 31, 2021 and net cash provided by investing activities was $32.4 million for the year ended December 31, 2020. The increase in cash used in investing activities of $168.5 million was primarily due to higher principal outstanding under our mortgage notes receivable between the 2021 and 2020 periods and the $43.5 million paid to repurchase of participations in mortgage notes receivable from the Private REIT in the 2021 period.

Net cash used in financing activities was $18.5 million for the year ended December 31, 2021 and $111.1 million for the year ended December 31, 2020. The decrease in cash used in financing activities of $92.5 million was primarily due to a $97.1 million increase in net proceeds from issuance of senior unsecured notes partially offset by an increase resulting from the $5.1 million payment of costs to obtain our revolving credit facility in the 2021 period.

Broadmark Realty Capital Inc.

Critical Accounting Policies and Estimates

Use of Estimates in the Preparation of Financial Statements

The most significant accounting estimates involve a high degree of judgment or complexity. Management believes the estimates and judgments most critical to the preparation of our consolidated financial statements and to the understanding of our reported financial results include those made in connection with loan impairment and valuation of investments in real estate.

We measure and record potential expected credit losses related to our loan portfolio in accordance with the Current Expected Credit Losses (“CECL”) Standard. The CECL Standard requires an entity to consider historical loss experience, current conditions, and a reasonable and supportable forecast of the economic environment. The Company utilizes a probability of default/loss given default (“PD/LGD”) method for estimating current expected credit losses. Please see “Note 2 – Summary of Significant Accounting Policies” and “Note 4 Mortgage Notes Receivable” of our consolidated financial statements included in this Report for further discussion regarding CECL.

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

Management estimates the allowance for credit losses using relevant information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The allowance for credit losses is maintained at a level sufficient to provide for expected credit losses over the life of the loan based on evaluating historical credit loss experience and making adjustments to historical loss information for differences in the specific risk characteristics in the current loan portfolio. Refer to “Note 4 – Mortgage Notes Receivable” for further information regarding the CECL allowance. The CECL allowance related to the principal outstanding is presented within mortgage notes receivable, net and for unfunded commitments is within accounts payable and accrued liabilities on our consolidated balance sheets.

We have made an accounting policy election to exclude accrued interest receivable, included in interest and fees receivable, net on our consolidated balance sheets, from the amortized cost basis of the related mortgage notes receivable in determining the CECL allowance, as any uncollected accrued interest receivable is written off in a timely manner. No interest income is recognized on mortgage notes receivable that are in contractual default unless the interest is paid in cash or collectability of all amounts due is reasonably assured. In addition, in certain instances, where the interest reserve on a current loan has been fully depleted and the interest payment is not expected to be collected from the borrower, we may place a current loan on non-accrual status and recognize interest income on a cash-basis where principal collection is not in doubt.

To maximize recovery against a defaulted loan, we may assume legal title or physical possession of the underlying collateral through foreclosure or the execution of a deed in lieu of foreclosure. Foreclosed properties are recorded at fair market value at the time of acquisition, which generally approximates the carrying value of the loan secured by such property. The fair value of real property is based upon the most recent independent third-party appraisal of value, discounted between 0% to 10% based upon our experience with actual liquidation values. For certain real properties, where a recent appraisal is either unavailable or not most representative of fair value, the fair value is based on a broker opinion of value including a capitalized income analysis and replacement cost analysis considering historical operating results, market rents, vacancy rates, capitalization rates, land cost comparisons, market trends and economic conditions. The assessment of fair value of real property is subject to uncertainty and, in certain cases, sensitive to the selection of comparable properties.

For a complete listing and description of our significant accounting policies and description of our adoption of new accounting pronouncements and the impact thereof on our business, see “Note 2 - Summary of Significant Accounting Policies” of our consolidated financial statements included in this Report.

Broadmark Realty Capital Inc.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2021, we did not have any outstanding “market risk sensitive instruments,” as such term is used within the meaning of Item 305 of SEC Regulation S-K. However, we are subject to other types of business risk described below and under “Market Risks Related to Real Estate Loans” in Item 1A. Risk Factors above.

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

Broadmark Realty Capital Inc.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Page
Reports of Independent Registered Public Accounting Firm (PCAOB ID: 659)	57

Consolidated Balance Sheets as of December 31, 2021 and 2020	61

Consolidated Statements of Income for the Years Ended December 31, 2021 and 2020 (Successor), Period from November 15, 2019 through December 31, 2019 (Successor) and Period from January 1, 2019 through November 14, 2019 (Predecessor)	62

Consolidated Statements of Members’ Equity for the Period from January 1, 2019 through November 14, 2019 (Predecessor).	63

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2021 and 2020 (Successor) and Period from November 15, 2019 through December 31, 2019 (Successor)	64

Consolidated Statements of Cash Flows	65

Notes to Consolidated Financial Statements	67

Broadmark Realty Capital Inc.

Report of Independent Registered Public Accounting Firm

To the Members and the Board of Directors of

Broadmark Realty Capital, Inc. (the “Predecessor Company Group”)

Opinion on the Financial Statements

We have audited the accompanying combined statements of income, members’ equity, and cash flows of the Predecessor Company Group, as defined in Note 1, (collectively, the “Predecessor”) for the period from January 1, 2019 to November 14, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the results of its operations and its cash flows for the period from January 1, 2019 to November 14, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Moss Adams LLP

Everett, Washington

February 28, 2022

We have served as the Predecessor’s auditor since 2019.

Broadmark Realty Capital Inc.

Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Broadmark Realty Capital Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Broadmark Realty Capital Inc.

and subsidiaries (the “Company” or “Successor”) as of December 31, 2021 and 2020, and the related consolidated statements of income, stockholders’ equity and cash flows for the years ended December 31, 2021 and 2020, and for the period from November 15, 2019 to December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Successor as of December 31, 2021 and 2020, and the consolidated results of its operations and its cash flows for the years ended December 31, 2021 and 2020, and the period from November 15, 2019 to December 31, 2019, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

Change in Accounting Principle

On January 1, 2020, the Company adopted Accounting Standards Codification Topic 326, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.

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

Broadmark Realty Capital Inc.

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

Critical Audit Matter

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Qualitative Adjustments to Current Expected Credit Loss (“CECL”) Allowance

As described in Notes 2 and 4 to the consolidated financial statements, in determining the CECL allowance, the Company considered various factors including (i) historical loss experience in their portfolio, (ii) historical loss experience in the commercial real estate lending market, (iii) timing of expected pay offs, including prepayments and extensions where reasonably expected, and (iv) their current and future view of the macroeconomic environment. The Company utilizes a reasonable and supportable forecast period equal to the contractual term of the loan plus short-term extensions of one to three months that are reasonably expected for construction loans.

The Company estimates the allowance for credit losses using relevant information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The allowance for credit losses is maintained at a level sufficient to provide for expected credit losses over the life of the loan based on evaluating historical credit loss experience and making adjustments to historical loss information for differences in the specific risk characteristics in the current loan portfolio

The Company makes qualitative adjustments to default and loss inputs to reflect the current impact of certain macroeconomic variables as well as expected changes over a reasonable and supportable forecast period. We identified the qualitative adjustments to default and loss inputs used in the CECL allowance to be a critical audit matter because of the subjectivity used to determine the adjustments and the estimation uncertainty. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of the qualitative adjustments.

Broadmark Realty Capital Inc.

The primary procedures we performed to address this critical audit matter included:

•
Testing the design and operating effectiveness of controls implemented by the Company in relation to the determination of the CECL allowance. Specifically, in relation to the adjustments made to the CECL allowance, we focused our procedures on testing internal controls related to evaluation of the use of internally calculated default and loss information and externally sourced default and loss information, and evaluation of macroeconomic factors and other judgements involved in the determination of such adjustments.
•
Obtaining the Company’s analysis and supporting documentation related to the qualitative adjustments determining the extent to which internal and external data and other macroeconomic variables are used and testing, to include independent analysis, whether these adjustments used in the calculation of the CECL allowance are reasonable based on the analysis provided by management.

Valuation of Investment in Real Property Held-for-Sale and Collateral Dependent Loans

As described in Notes 2, 4 and 5 to the consolidated financial statements, the Company assesses potential impairment of investment in real property held-for-sale and collateral dependent loans on an individual basis by comparing the estimated fair value of the underlying loan collateral or property, less costs to sell, to the carrying amount of the respective asset. The fair value estimate of collateral dependent loans and real properties held-for-sale required significant judgment, which may include assumptions regarding market capitalization rates, income projections, comparable sales, or other factors deemed relevant by the Company.

We identified the fair value estimate of certain collateral dependent loans and real properties held-for-sale as a critical audit matter because of the subjectivity, lack of observability, and judgement involved in the determination of the valuation method and certain significant assumptions. Auditing the fair value of certain collateral dependent loans and real properties held-for-sale required a high degree of auditor judgment and increased effort, including the need to involve internal valuation specialists.

Our audit procedures related to testing the valuation of investment in real property held-for-sale and of collateral dependent loans included, among others:

•
Testing the design and operating effectiveness of controls implemented by the Company in relation to the estimation of the fair value of the collateral dependent loans and real properties held-for-sale.
•
Testing management’s significant assumptions regarding market capitalization rates, income projections, comparable sales or other factors deemed relevant by the Company, through independent analysis and comparison to external sources for collateral dependent loans and real properties held-for-sale.
•
Utilizing our internal valuation specialists to evaluate the Company’s valuation methodologies and significant assumptions used for collateral dependent loans and real properties held-for-sale.

/s/ Moss Adams LLP

Everett, Washington

February 28, 2022

We have served as the Company’s auditor since 2019.

Broadmark Realty Capital Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	December 31, 2021	December 31, 2020
Assets
Cash and cash equivalents	$132,889	$223,375
Mortgage notes receivable, net	901,350	798,486
Interest and fees receivable, net	17,526	14,357
Investment in real property, net	68,067	8,473
Right-of-use assets	6,016	—
Goodwill	136,965	136,965
Other assets	8,342	5,663
Total assets	$1,271,155	$1,187,319

Liabilities and stockholders' equity
Senior unsecured notes, net	$97,223	$—
Dividends payable	9,291	7,952
Accounts payable and accrued liabilities	8,180	4,946
Lease liabilities	7,993	—
Total liabilities	$122,687	$12,898
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $0.001 par value, 100,000,000 shares authorized, no shares issued and outstanding at December 31, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized, 132,716,338 and 132,532,383 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	132	132
Additional paid in capital	1,216,957	1,213,987
Accumulated deficit	(68,621)	(39,698)
Total stockholders' equity	1,148,468	1,174,421
Total liabilities and stockholders' equity	$1,271,155	$1,187,319

See accompanying notes to the consolidated financial statements

Broadmark Realty Capital Inc.

Consolidated Statements of Income

(in thousands, except share and per share data)

	Successor Year Ended December 31, 2021	Successor Year Ended December 31, 2020	Successor Period from November 15, 2019 through December 31, 2019	Predecessor Period from January 1, 2019 through November 14, 2019 (2)
Revenues:
Interest income	$89,957	$93,869	$13,207	$82,225
Fee income	30,587	28,489	2,767	32,785
Total revenues	$120,544	$122,358	$15,974	$115,010

Expenses:
Compensation and employee benefits	15,093	15,646	2,527	5,554
General and administrative	11,626	15,251	2,843	10,402
Interest expense	3,320	—	—	—
Transaction costs	—	—	367	25,789
Total expenses	30,039	30,897	5,737	41,745

Impairment:
Provision for credit losses, net	6,179	6,722	—	3,342

Other (expense) income:
Change in fair value of warrant liabilities	(1,838)	5,492	(4,924)	—

Income before provision for income taxes	82,488	90,231	5,313	69,923
Income tax provision	—	—	—	—
Net income	$82,488	$90,231	$5,313	$69,923
Earnings per common share: (1)
Basic	$0.62	$0.68	$0.04
Diluted	$0.62	$0.68	$0.04
Weighted-average shares of common stock outstanding, basic and diluted:
Basic	132,579,289	132,209,495	132,111,329
Diluted	132,666,502	132,261,113	132,499,386

See accompanying notes to the consolidated financial statements

(1)
The Company determined that earnings per unit in the Predecessor periods would not be meaningful to the users of this filing, given the different unit holders and members' equity structures of each individual entity in the Predecessor Company Group.
(2)
Predecessor period is combined as disclosed in Note 1.

Broadmark Realty Capital Inc.

Consolidated Statements of Members’ Equity

(in thousands, except share data)

	Class A Units		Class P Units		Preferred Units		Additional
	Units	Amount	Units	Amount	Units	Amount	Paid-in Capital	Accumulated Deficit	Total
Balances as of December 31, 2018 (Predecessor)	20,950	$1	50	$—	6,817,701	$684,979	$767	$(637)	$685,110
Contributions	850	—	—	—	3,563,859	356,386	—	—	356,386
Reinvestments	—	—	—	—	336,366	33,637	—	—	33,637
Net income	—	—	—	—	—	—	—	69,923	69,923
Distributions	—	—	—	—	—	—	—	(102,204)	(102,204)
Redemptions	—	—	—	—	(1,555,623)	(155,744)	—	—	(155,744)
Compensation expense related to grant of profits interest	(100)	—	100	—	—	—	734	—	734
Grants of restricted units	150	—	—	—	—	—	474	—	474
Balances as of November 14, 2019 (Predecessor) (1)	21,850	$1	150	$—	9,162,303	$919,258	$1,975	$(32,918)	$888,316
See accompanying notes to the consolidated financial statements

(1)
Predecessor period is combined as disclosed in Note 1.

Broadmark Realty Capital Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Preferred		Common stock		Additional
	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balances as of November 14, 2019 BRELF II, LLC	4,655,758	$467,235	—	$—	$—	$(12,259)	454,976
Recapitalization of BRELF II, LLC and Broadmark	(4,655,758)	(467,235)	86,118,101	86	794,798	(1,992)	325,657
Consent fee paid to warrant holders	—	—	—	—	(66,679)	—	(66,679)
Issuance of shares in connection with Business Combination	—	—	45,896,534	46	479,573	—	479,619
Issuance of shares for exercised warrants	—	—	1,000	—	11	—	11
Net income	—	—	—	—	—	5,313	5,313
Dividends	—	—	—	—	—	(15,842)	(15,842)
Stock-based compensation expense for restricted stock units	—	—	—	—	1,417	—	1,417
Balances as of December 31, 2019 (Successor)	—	$—	132,015,635	$132	$1,209,120	$(24,780)	$1,184,472
Adoption of ASU 2016-13	—	—	—	—	—	(1,975)	(1,975)
Issuance of shares for vested restricted stock units	—	—	516,723	—	—	—	—
Issuance of shares for exercised warrants	—	—	25	—	—	—	—
Net income	—	—	—	—	—	90,231	90,231
Dividends	—	—	—	—	—	(103,174)	(103,174)
Stock-based compensation expense for restricted stock units	—	—	—	—	4,867	—	4,867
Balances as of December 31, 2020 (Successor)	$—	$—	$132,532,383	$132	$1,213,987	$(39,698)	$1,174,421
Net income	—	—	—	—	—	82,488	82,488
Dividends	—	—	—	—	—	(111,411)	(111,411)
Issuance of shares for vested restricted stock units	—	—	231,053	—	—	—	—
Shares withheld for tax liability	—	—	(47,098)	—	(485)	—	(485)
Stock-based compensation expense for restricted stock units	—	—	—	—	3,455	—	3,455
Balances as of December 31, 2021	—	$—	$132,716,338	$132	$1,216,957	$(68,621)	$1,148,468

See accompanying notes to the consolidated financial statements

Broadmark Realty Capital Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Successor Year Ended December 31, 2021	Successor Year Ended December 31, 2020	Successor Period from November 15, 2019 through December 31, 2019	Predecessor Period from January 1, 2019 through November 14, 2019 (1)
Cash flows from operating activities
Net income	$82,488	$90,231	$5,313	$69,923
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of deferred origination and amendment fees	(27,741)	(23,114)	—	—
Depreciation and amortization	741	(558)	1,038	112
Amortization of right of use assets	382	446	—	—
Amortization of debt issuance costs	78	—	—	—
Amortization of credit facility costs	1,255	—	—	—
Stock-based compensation expense for restricted stock units	3,455	4,867	1,417	—
Compensation expense related to grant of profits interest	—	—	—	734
Compensation expense related to grant of Class A units	—	—	—	474
Provision for credit losses, net	6,179	6,722	—	3,342
Write down of investment in real property	—	—	—	179
Change in fair value of warrant liabilities	1,838	(5,492)	4,924	—
Changes in operating assets and liabilities:
Interest and fees receivable, net	(3,169)	(10,249)	1,908	(5,134)
Other assets	385	(1,073)	(1,291)	(290)
Accounts payable and accrued liabilities	(1,397)	2,469	(7,669)	22,158
Lease liabilities	(364)	(446)	—	—
Net cash provided by operating activities	64,130	63,803	5,640	91,498
Cash flows from investing activities:
Purchases of property and equipment	(476)	—	(13,740)	(268)
Proceeds from sale of real property	4,319	6,356	2,577	6,363
Improvements to investments in real property	(4,435)	(119)	—	(308)
Repurchase of participations in mortgage notes receivable	(43,498)	—	—	—
Change in mortgage notes receivable, net	(91,989)	26,185	(14,729)	(222,178)
Net cash provided by (used in) investing activities	(136,079)	32,422	(25,892)	(216,391)

Broadmark Realty Capital Inc.

Consolidated Statements of Cash Flows Continued

(in thousands)

	Successor Year Ended December 31, 2021	Successor Year Ended December 31, 2020	Successor Period from November 15, 2019 through December 31, 2019	Predecessor Period from January 1, 2019 through November 14, 2019 (1)
Cash flows from financing activities:
Proceeds from recapitalization with Trinity Merger Sub	—	—	327,056	—
Contributions from members	—	—	—	356,386
Contributions received in advance	—	—	—	(24,507)
Dividends paid	(110,072)	(111,064)	—	—
Distributions	—	—	(1,992)	(74,900)
Redemptions of members	—	—	—	(155,744)
Proceeds from exercise of warrants	—	—	11	—
Consent fee paid to holders of Public Warrants	—	—	(66,679)	—
Proceeds from issuance of senior unsecured notes	100,000	—	—	—
Payment of debt issue costs	(2,855)
Payment of costs to obtain financing	(5,125)	—	—	—
Proceeds from borrowings on credit facilities	50,000	—	—	—
Repayment of borrowings on credit facilities	(50,000)	—	—	—
Payment of taxes on shares withheld for tax liability	(485)	—	—	—
Net cash provided by (used in) financing activities	(18,537)	(111,064)	258,396	101,235
Net decrease in cash and cash equivalents	(90,486)	(14,839)	238,144	(23,658)
Cash and cash equivalents, beginning of period	223,375	238,214	70	112,234
Cash and cash equivalents, end of period	$132,889	$223,375	$238,214	$88,576
Supplemental disclosure of non-cash investing and financing activities:
Common stock issued in connection with the Business Combination	$—	$—	$479,619	$—
Common stock issued in connection with the Recapitalization of BRELF II	—	—	495,496	—
Common stock issued for transaction expenses in connection with Business Combination and Recapitalization	—	—	1,391	—
Assumption of consent fee liability in connection with the recapitalization with Trinity Merger Sub I, Inc.	—	—	66,679	—
Dividends payable	9,291	7,952	15,842	—
Reinvested distributions	—	—	—	33,637
Measurement period adjustment to goodwill and intangible assets	—	5,000	—	—
Mortgage notes receivable converted to investment in real property	54,349	8,873	—	2,046
Interest and fee receivables converted to investments in real property	4,129	—	—	—
Operating lease right-of-use assets	6,360	—	—	—
Lease liabilities arising from obtaining right-of-use assets	8,319	—	—	—
Property and equipment purchased through tenant improvement allowance	1,959	—	—	—

See accompanying notes to the consolidated financial statements

(1)
Predecessor period is combined as disclosed in Note 1.

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

The consolidated subsidiaries of Broadmark Realty include BRMK Lending, LLC, BRMK Management, Corp., and Broadmark Private REIT Management, LLC. BRMK Lending, LLC originates short-term loans secured by first deed of trust liens on residential and commercial real estate. BRMK Management, Corp. (the “Manager”) manages the underwriting, closing, servicing and disposition of mortgage notes, and performs all general and administrative duties for Broadmark Realty. Broadmark Private REIT Management, LLC (the “Private REIT Manager”) previously managed Broadmark Private REIT, LLC (the “Private REIT”), which was an unconsolidated affiliate of the Company that primarily participated in loans originated, underwritten and serviced by a subsidiary of Broadmark Realty. The Private REIT was liquidated during the quarter ended September 30, 2021. Refer to “Broadmark Private REIT, LLC” in Note 13 for details about the liquidation of the Private REIT.

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

Broadmark Realty Capital Inc.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

For the period from January 1, 2019 through November 15, 2019, the accompanying consolidated financial statements do not represent the financial position and results of operations of one controlling legal entity, but rather a combination of the historical results of the Predecessor Company Group, which was under common management. Therefore, any reference herein to the Predecessor financial statements are made on a combined basis. For periods from November 15, 2019 on, the principles of consolidation accompanying consolidated financial statements represent the consolidated financial statements of the Company, beginning with BRELF II as the accounting acquirer and successor entity. In addition, as a result of the Business Combination, the consolidated financial statements for periods from November 15, 2019 on, are presented on a new basis of accounting pursuant to Accounting Standards Codification ("ASC") 805, Business Combinations (refer to Note 3) to reflect BRELF II acquiring the other entities within the Predecessor Company Group and Trinity in the successor period.

The accompanying consolidated financial statements include Broadmark Realty Capital Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. These consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”).

Principles of Consolidation

For the Predecessor period, all significant intra-entity accounts, balances, and transactions have been eliminated in the preparation of the consolidated financial statements. All significant intercompany accounts, balances, and transactions have been eliminated in consolidation. Broadmark Realty consolidates those entities in which it has control over significant operating, financial and investing decisions of the entity, as well as those entities deemed to be variable interest entities (“VIEs”), if any, in which Broadmark Realty is determined to be the primary beneficiary. Broadmark Realty is not the primary beneficiary of, and therefore does not consolidate, any VIEs in the accompanying consolidated financial statements.

The Private REIT was determined to be a voting interest entity for which we, through our wholly-owned subsidiary who previously acted as manager with no significant equity investment, did not hold a controlling interest in and, therefore, did not consolidate. Furthermore, the Private REIT's participation in loans originated by us met the characteristics of a participating interest and the criterion for sale accounting in accordance with GAAP and therefore, was derecognized from our consolidated financial statements. The Private REIT was liquidated in August 2021 and all participations in mortgage notes receivable held by the Private REIT were purchased for cash by the Company at the settlement value which approximated fair value.

Reclassifications

Certain amounts in our consolidated financial statements as of and for the year ended December 31, 2020 have been reclassified to conform to the presentation of our current period consolidated financial statements. These reclassifications had no effect on our previously reported net income or stockholders’ equity. The reclassifications include reclassifying certain board member expenses from compensation expense into general and administrative expense on the consolidated statements of income. The reclassification for the change in receivables due from the Private REIT from other assets to mortgage notes receivables resulted in an immaterial adjustment of the totals for net cash provided by operating activities and net cash provided by investing activities, both as previously reported. The reclassifications also included the separate presentation of amortization of right of use assets and change in lease liabilities and the combined presentation of depreciation and amortization on the consolidated statements of cash flows.

Broadmark Realty Capital Inc.

Correction of Immaterial Error

In the course of preparing our second quarter 2021 consolidated financial statements, we revisited our previous accounting classification for warrants and identified an error related to the presentation of the Private Placement Warrants, resulting in an understatement of liabilities and change in fair value from November 14, 2019 to March 31, 2021. Refer to Note 9 for additional details about the Private Placement Warrants and Public Warrants. The Private Placement Warrants generally have the same terms as the Public Warrants, except that so long as the Private Placement Warrants are held by the original holder or its permitted transferees, (i) the original holder or its permitted transferees may exercise the warrant on a cashless basis and (ii) the Company does not have the right to redeem the Private Placement Warrants. In the case of a change of control in which less than 70 percent of the consideration received is stock listed on an exchange, the Public Warrants and Private Placement Warrants would be subject to an exercise price adjustment calculated on the basis of a capped American call option and uncapped American call option, respectively. If, however, the Private Placement Warrants are transferred to a third party, the basis for the exercise price adjustment changes and is calculated on the basis of a capped American call option, which results in the valuation change being based, in part, on the holder of the Private Placement Warrants. As a result, the Private Placement Warrants do not meet the criteria to be indexed to valuation inputs based on the Company’s own stock and must be classified as a liability measured at fair value. Based on consideration of both the quantitative and qualitative factors within the provisions of SEC Staff Accounting Bulletin No. 99, Materiality, and Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, we determined that the error was not material to our previously issued annual and interim consolidated financial statements. Furthermore, we determined that correcting the error in the second quarter of 2021 would not materially misstate our consolidated financial statements and therefore, no restatement of our prior period consolidated financial statements was required.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts and disclosures at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. The most significant estimates relate to the expected credit losses on our loans and the fair value of financial instruments. Accordingly, actual results could differ from those estimates.

For certain real properties, where a recent appraisal is either unavailable or not most representative of fair value, the fair value is based on a broker opinion of value including a capitalized income analysis and replacement cost analysis considering historical operating results, market rents, vacancy rates, capitalization rates, land cost comparisons, market trends and economic conditions. The assessment of fair value of real property is subject to uncertainty and, in certain cases, sensitive to the selection of comparable properties.

Certain Significant Risks and Uncertainties

In the normal course of business, we encounter two primary types of economic risk in the form of credit and market risks. Credit risk is the risk of default on our investment in mortgage notes receivable resulting from a borrower's inability or unwillingness to make contractually required payments. Market risk is the risk of declining real estate values for the collateral underlying our loans which may make it more difficult for existing borrowers to remain current on their payment obligations, reduce the speed or ability for our loans to be repaid through the sale or refinance of the collateral and increase the likelihood that we will incur losses on our loans in the event of default as the value of collateral may be insufficient to cover our investment in the loan. We believe that the carrying values of our loans reasonably consider these risks.

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

Broadmark Realty Capital Inc.

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

We maintain our cash and cash equivalents with financial institutions, which are insured up to a maximum of $250,000 per account as of December 31, 2021 and 2020. The balances in these accounts may exceed the insured limits. There were no restrictions on cash as of December 31, 2021 or 2020.

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

Participations in mortgage notes receivables are accounted for as sales and derecognized from the balance sheet when control over the transferred assets has been surrendered. Control over transferred assets is deemed to be surrendered when: (1) a group of financial assets or a participating interest in an entire financial asset has been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right, beyond a more than trivial benefit) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets. If the sales do not meet these criteria, the sale of the participation is treated as a secured borrowing. As of December 31, 2021, there were no outstanding participations in our mortgage notes receivables.

Current Expected Credit Losses Allowance

We adopted the current expected credit loss (“CECL Standard”) during the year ended December 31, 2020. The initial CECL allowance adjustment of $2.0 million was recorded effective January 1, 2020 as a cumulative-effect of change in accounting principle through a direct charge to accumulated deficit on our consolidated statements of stockholders’ equity; however, subsequent changes to the CECL allowance are recognized in our consolidated statements of income.

The CECL Standard replaced the incurred loss model under existing guidance with an expected loss model for instruments measured at amortized cost. We record an allowance for credit losses in accordance with the CECL Standard on our loan portfolio, including unfunded construction holdbacks, on a collective basis by assets with similar risk characteristics. In addition, for assets that are classified as collateral dependent based on foreclosure being probable, we continue to record loan specific allowances based on the fair value of the collateral for expected credit losses under the CECL Standard. Given the short-term nature of our loans, we evaluate the most recent external appraisal and, depending on the age of the appraisal, may order a new appraisal or, where available, will evaluate against existing comparable sales or other pertinent information to estimate the fair value of the collateral for such loans.

The CECL Standard requires an entity to consider historical loss experience, current conditions, and a reasonable and supportable forecast of the economic environment. The Company utilizes a probability of default/loss given default (“PD/LGD”) method for estimating current expected credit losses.

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

Management estimates the allowance for credit losses using relevant information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The allowance for credit losses is maintained at a level sufficient to provide for expected credit losses over the life of the loan based on evaluating historical credit loss experience and making adjustments to historical loss information for differences in the specific risk characteristics in the current loan portfolio. The CECL Allowance related to the principal outstanding is presented within mortgage notes receivable, net and for unfunded commitments is within accounts payable and accrued liabilities on our consolidated balance sheets.

We have made an accounting policy election to exclude accrued interest receivable, included in interest and fees receivable, net on our consolidated balance sheets, from the amortized cost basis of the related mortgage notes receivable in determining the CECL allowance, as any uncollectable accrued interest receivable is written off either when the collateral underlying the loan is sold or upon transfer to real estate owned. No interest income is recognized on mortgage notes receivable that are in contractual default unless the collectability of all principal is not in doubt and collection of accrued amounts is reasonably assured or paid in cash. In addition, in certain instances, where the interest reserve on a current loan has been fully depleted and the interest payment is not expected to be collected from the borrower, we may place a current loan on non-accrual status and recognize interest income on a cash-basis where principal collection is not in doubt.

Impairment of Loans – Incurred Loss Model

For the periods ended December 31, 2019 and November 14, 2019, we evaluated loans designated as non-performing for impairment as we had some expectation that the repayment of loan, including both contractual interest and principal payments, may not be realized in full. We designated loans as non-performing at such time as (1) the borrower failed to make the required monthly interest-only loan payments; (2) the loan had a maturity default; or (3) in the opinion of management, it was probable we would be unable to collect all amounts due according to the contractual terms of the loan.

For the 2019 periods, the allowance for credit losses reflected our estimate of incurred loan losses in the loan portfolio as of the balance sheet date. The allowance increased or decreased by recording the loan loss provision or recovery in our consolidated statements of income and decreased by charge-offs when losses were confirmed through the receipt of assets, such as in a pre-foreclosure sale or upon ownership control of the underlying collateral in full satisfaction of the loan upon foreclosure or when significant collection efforts had ceased. The allowance for credit losses was determined on an asset-specific basis.

The asset-specific allowance related to estimated losses on individual impaired loans. This assessment was based on factors such as payment status, lien position, borrower financial resources and investment collateral, collateral type, project economics and geographic location as well as national and regional economic factors.

For impaired loans, impairment was measured using the estimated fair value of collateral less the estimated cost to sell in comparison to the carrying value. Valuations were performed or obtained at the time a loan was determined to be impaired and designated as non-performing, and they are updated if circumstances indicate that a significant change in value has occurred. Given the short-term nature of our loans, we evaluated the most recent external appraisal and depending on the age of the appraisal, may have ordered a new appraisal or, where available, evaluated against existing comparable sales or other pertinent information to estimate the fair value of the collateral for such loans.

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

Broadmark Realty Capital Inc.

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

Real Property

To maximize recovery against a defaulted loan, we may assume legal title or physical possession of the underlying collateral through foreclosure or the execution of a deed in lieu of foreclosure. Foreclosed properties are recorded at the lower of cost and fair value at the time of acquisition. The fair value generally approximates the carrying value of the loan secured by such property, and if the collateral value exceeds the carrying value of the loan, we then record some or all the unpaid, accrued interest and fees to the carrying value of the property.

Real property is classified as held for sale in the period when we commit to a plan and have the authority to sell the asset in its current condition, have initiated an active marketing plan to sell the asset at a price that is reflective of its current fair value and the sale of the asset is both probable and expected to qualify for full sales recognition within a period of 12 months. Real property, held for sale is held at the lower of cost or fair value, which evaluated on a quarterly basis.

Real property that does not qualify as held for sale is classified as held for use. Once construction is complete, real property, held for use is depreciated using the straight-line method over the estimated useful life of the property and depreciation expense is no longer recorded once the real property is classified as held for sale.

Costs related to acquisition, development, construction and improvements are capitalized to the extent the investment in the real property does not exceed the fair value less estimated costs to sell. Expenditures for repairs and maintenance are charged to expense when incurred.

Leases

Our office space in Seattle, Washington is subject to an operating lease. The right of use assets and lease liabilities in our consolidated balance sheets relate to this lease. The lease agreement includes both lease components (e.g., fixed rent) and non-lease components (e.g., common-area maintenance). We account for the lease and non-lease components as a single component.

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

When our lease includes an option to extend the lease term, we consider several factors in determining if a renewal option is reasonably certain of being exercised at lease commencement, including, but not limited to, contract-based, asset-based and entity-based factors. We reassess the term of the existing lease if there is a significant event or change in circumstances within our control that affects whether we are reasonably certain to exercise the option to extend the lease. Examples of such events or changes include construction of significant leasehold improvements or other modifications or customizations to the underlying asset, relevant business decisions or subleases.

As our lease did not provide an implicit rate, we used our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments.

We recognize lease expense for our operating lease on a straight-line basis over the lease term. Variable lease payments are generally recognized when incurred. These expenses are included in general and administrative expenses in the consolidated statements of income.

Broadmark Realty Capital Inc.

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

Other Assets

Other assets primarily consist of deferred financing costs related to our revolving credit facility, fixed assets, prepaid insurance, intangible assets, and other operating receivables.

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

Deferred Financing Costs

Deferred financing costs that are included in other assets represent direct costs associated with the execution of the revolving credit facility. Such costs are included in other assets because the revolving credit facility has no principal outstanding as of December 31, 2021 and there is no recognized debt liability. These costs are amortized on the straight-line basis over the initial term of our revolving credit facility.

Intangible Assets

As a result of the Business Combination in November 2019, we identified intangible assets in the form of customer relationships. We record the intangible assets at fair value at the acquisition date and amortize the value of these finite-lived intangibles into expense over the expected useful life. All of our intangible assets relate to the value of customer relationships. As of December 31, 2021 and 2020, intangible assets net of accumulated amortization totaled $0.3 and $0.6 million, respectively.

Senior Unsecured Notes

Senior unsecured notes are recorded at the face amount of the notes net of issuance costs.

Debt Issuance Costs

Debt issuance costs represent direct costs associated with the issuance of a debt instrument that are deferred and amortized over the initial term of our debt instruments. Debt issuance costs are reported in the consolidated balance sheets as a direct deduction from the face amount of the debt issued. Costs that do not qualify as debt issuance costs are expensed as incurred.

Broadmark Realty Capital Inc.

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

Mortgage notes receivable can be placed in contractual default status for any of the following reasons: (1) an interest payment is more than 30 days past due; (2) a note matures and the borrower fails to make payment of all amounts owed or extend the loan; or (3) the collateral becomes impaired in such a way that the ultimate collection of the note is doubtful. The accrual of interest income is suspended when a loan is in contractual default unless the interest is paid in cash or collectability of all amounts due is reasonably assured. In addition, in certain instances, where the interest reserve on a current loan has been fully depleted and the interest payment is not expected to be collected from the borrower, we may place a current loan on non-accrual status and recognize interest income on a cash-basis where principal collection is not in doubt. Interest previously accrued may be reversed at that time, and such reversal is offset against interest income. The accrual of interest income resumes only when the suspended loan becomes contractually current or a credit analysis supports the ability to collect all principal outstanding and accrued amounts at loan payoff.

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

EXPENSE RECOGNITION

Interest Expense

Interest expense on debt obligations is accrued based on the note rate applied to the face amount of the debt outstanding. Amortization of debt issuance costs and deferred financing costs over the initial term of the debt instruments is reported as interest expense in the consolidated statements of income.

Stock‑Based Compensation

We measure compensation expense for all share-based awards at fair value on the date of grant and recognize compensation expense over the service period on a straight-line basis for awards expected to vest, which is generally three years for employees and one year for directors. Share-based awards are issued under the Broadmark Realty Capital Inc. 2019 Stock Incentive Plan.

Broadmark Realty Capital Inc.

Awards made to our employees and directors, typically consist of restricted stock units (“RSUs”). Employee stock-based compensation expense is included in compensation and employee benefits and director stock-based compensation expense is included in general and administrative in the consolidated statement of operations. For awards with only a service vesting condition, the fair value of the award is based on the grant date closing price of our common stock less the present value of expected dividends over the requisite service period, as the awards are not entitled to dividends. For these awards, we recognize stock-based compensation expense on a straight-line basis over the requisite service period for the entire award, subject to periodic adjustments to ensure that the cumulative amount of expense recognized through the end of any reporting period is at least equal to the portion of the grant date fair value of the award that has vested through that date, and we account for forfeitures prospectively as they occur. For awards that contain both service vesting and market conditions, referred to as performance restricted stock units (“pRSUs”), we use a Monte Carlo simulation model to calculate the grant date fair value. For these market-condition awards, regardless of the outcome of the market condition, we recognize stock-based compensation expense on a straight-line basis over the longest of explicit and derived service periods, and we account for forfeitures prospectively as they occur. If there are any modifications or cancellations of the underlying unvested share-based awards, we may be required to accelerate or increase any remaining unrecognized or previously recorded stock-based compensation expense.

Profit Interests (Predecessor)

The Predecessor Management Companies' profits interests were accounted for as share-based compensation. The Predecessor Management Companies expensed the fair value of profits interests granted to its employees and directors over the period each award vested. Compensation cost was measured using the Black-Scholes model. All unvested profits interests vested at the time of the Business Combination.

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

Earnings per Share

We present both basic and diluted earnings per common share (“EPS”) amounts in our consolidated financial statements. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted EPS reflects the maximum potential dilution that could occur from our outstanding warrants and restricted stock units. We consider the two-class method to measure dilution to earnings per share. Under the two-class method, net income is first reduced for dividends declared on all classes of securities to arrive at undistributed earnings. During periods of net losses, the net loss is reduced for dividends declared on participating securities only if the security has the right to participate in the earnings of the company and an objectively determinable contractual obligation to share in net losses of the company. The remaining earnings are allocated to common stockholders and participating securities to the extent that each security shares in earnings as if all of the earnings for the period had been distributed. Each total is then divided by the applicable weighted average number of common shares outstanding during the period to arrive at basic earnings per share. We utilize the treasury stock method to measure dilution to earnings per share in calculating the net number of shares that would be issued, assuming any related proceeds are used to buy back outstanding shares.

Broadmark Realty Capital Inc.

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

Broadmark Realty Capital Inc.

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

The fair value of the customer relationships was determined using the replacement cost approach. The cost provides a systematic framework for estimating the value of the intangible asset based on the economic principle of substitution. Under this approach, value is estimated by developing the cost to either replace or reproduce (replicate) the asset as if new. The preliminary useful lives for customer relationships were determined based upon the remaining useful economic lives of the assets that are expected to contribute to future cash flows and approximates between two to five years. Amortization expense is recorded on a straight-line method, refer to Note 7 for further information on the estimated useful lives and amortization related to the acquired intangible assets.

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

Broadmark Realty Capital Inc.

Mortgage notes receivable are considered to be short-term financings. As of December 31, 2021, the weighted average term of our active loans was 13 months at origination, which we often elect to extend for several months, based on our evaluation of the expected timeline for completion of construction. All loans require monthly interest only payments with our weighted average interest rate being 10.7% as of December 31, 2021. Most loans are structured with an interest reserve holdback that covers the interest payments for most of the initial term of the loan. Once the interest reserve is depleted, borrowers are expected to pay their monthly interest payment within 10 days of month end.

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

The following table reconciles outstanding mortgage loan commitments to outstanding balance of mortgage notes receivable as of December 31, 2021 and 2020:

(dollars in thousands)	December 31, 2021	December 31, 2020
Total loan commitments	$1,489,055	$1,245,963
Less:
Construction holdbacks(1)	524,462	356,026
Interest reserves(1)	39,880	29,817
Private REIT participation(2)	—	37,729
Total principal outstanding for our mortgage notes receivable	924,713	822,391
Less:
Allowance for credit losses(3)	10,394	10,590
Deferred origination and amendment fees	12,969	13,315
Mortgage notes receivable, net	$901,350	$798,486

(1)
Includes construction holdbacks of $40.4 million and interest reserves of $4.3 million on participating interests sold to the Private REIT as of December 31, 2020. As of December 31, 2021, there were no outstanding participations as a result of the liquidation of the Private REIT and purchase of all outstanding participations by the Company. Refer to Note 13 for details.
(2)
The Private REIT’s participations in loans originated by us met the characteristics of participating interests and the criterion for sale accounting and therefore, were derecognized from our consolidated financial statements. As of December 31, 2021, there were no outstanding participations as a result of the liquidation of the Private REIT and purchase of all outstanding participations by the Company. Refer to Note 13 for details.
(3)
As of December 31, 2021, $0.9 million of the CECL allowance is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable and accrued liabilities in our consolidated balance sheet.

Non-accrual Status

In certain instances, where the interest reserve on a current loan has been fully depleted and the interest payment is not expected to be collected from the borrower, we may place a current loan on non-accrual status and recognize interest income on a cash-basis where principal collection is not in doubt. As of December 31, 2021 and 2020, the principal outstanding on loans in contractual default status placed on non-accrual status was $101.9 and $126.8 million, respectively, and all non-accrual loans had an allowance for credit losses. As of December 31, 2021, loans in contractual default, totaled $191.4 million in total commitment.

Current Expected Credit Losses

In assessing the CECL allowance, we consider historical loss experience, current conditions, and a reasonable and supportable forecast of the macroeconomic environment. We derived an annual historical loss rate based on the Company’s historical loss experience in our portfolio and historical loss experience in the commercial real estate industry provided by a third party adjusted to fully incorporate the risks of construction lending and to reflect our expectations of the macroeconomic environment based on forecast data per the Federal Reserve.

Broadmark Realty Capital Inc.

The following tables summarize the activity in the CECL allowance during the years ended December 31, 2021 and 2020:

	CECL Allowance
(dollars in thousands)	Funded	Unfunded (2)	Total
CECL allowance as of December 31, 2020	$10,590	$—	$10,590
Provision for credit losses, net	5,275	904	6,179
Charge-offs(1)	(5,471)	—	(5,471)
CECL allowance as of December 31, 2021	$10,394	$904	$11,298

(dollars in thousands)	CECL Allowance
Loan loss reserve as of December 31, 2019	$4,096
Adoption of ASU 2016-13(3)	1,975
Provision for credit losses, net	6,722
Charge-offs(1)	(2,203)
CECL allowance as of December 31, 2020	$10,590

(1)
Resulting from either loan repayments where the proceeds are less than the principal outstanding or transfers to investment in real property owned upon foreclosure where the fair values of the underlying collateral are less than the principal outstanding.
(2)
CECL allowance related to unfunded commitments is presented as a liability under accounts payable and accrued liabilities in our consolidated balance sheet.
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

The following tables allocate the carrying value of our loan portfolio based on our internal credit quality indicators in assessing estimated credit losses and vintage of origination at the dates indicated:

	At December 31, 2021		Year Originated (1)
(dollars in thousands)	Carrying Value	% of Portfolio	2021	2020	2019	2018	2017	Prior
Construction Type
Vertical Construction	$471,863	51.8%	$236,961	$184,143	$1,177	$1,382	$47,939	$261
Investment	256,936	28.1	204,865	28,094	1,925	4,717	17,335	—
Horizontal Development	182,945	20.1	155,443	27,502	—	—	—	—
Total	$911,744	100.0%	$597,269	$239,739	$3,102	$6,099	$65,274	$261
CECL allowance(2)	(10,394)
Carrying value, net	$901,350

(1)
Represents the year of amendment where the loan incurred a full re-underwriting in connection with the amendment.
(2)
Includes $0.7 million in loan specific allowances for loans deemed collateral dependent based on the fair value of the underlying collateral. In addition, $0.9 million of the CECL allowance is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable and accrued liabilities in our consolidated balance sheet.

Broadmark Realty Capital Inc.

	At December 31, 2021		Year Originated (1)
(dollars in thousands)	Carrying Value	% of Portfolio	2021	2020	2019	2018	2017	Prior
Collateral Type
Residential Lots	$111,644	12.2%	85,219	26,425	—	—	—	—
Apartments	107,765	11.8	$38,232	$68,356	$1,177	$—	$—	$—
Townhomes	93,300	10.2	51,240	28,979	—	1,017	11,803	261
Mixed Use	85,929	9.4	53,530	30,474	1,925	—	—	—
Single Family Housing	87,902	9.5	84,703	3,049	—	—	150	—
Condos	64,492	7.1	8,805	18,227	—	1,474	35,986	—
Commercial	61,592	6.8	61,592	—	—	—	—	—
Senior Housing	61,236	6.7	35,899	25,337	—	—	—	—
Storage	56,481	6.2	56,481	—	—	—	—	—
Unentitled Land	46,019	5.0	42,411	—	—	3,608	—	—
Entitled Land	45,098	4.9	27,763	—	—	—	17,335	—
Hotel	31,665	3.5	4,886	26,779	—	—	—	—
Offices	15,348	1.7	8,280	7,068	—	—	—	—
Commercial Lots	10,227	1.1	6,670	3,557	—	—	—	—
Quadplex	9,769	1.1	9,769	—	—	—	—	—
Commercial Other	9,080	1.0	9,080	—	—	—	—	—
Retail	7,873	0.9	6,385	1,488	—	—	—	—
Duplex	6,324	0.7	6,324	—	—	—	—	—
Total	$911,744	100.0%	$597,269	$239,739	$3,102	$6,099	$65,274	$261
CECL allowance(2)	(10,394)
Carrying value, net	$901,350

(1)
Represents the year of amendment where the loan incurred a full re-underwriting in connection with the amendment.
(2)
Includes $0.7 million in loan specific allowances for loans deemed collateral dependent based on the fair value of the underlying collateral. In addition, $0.9 million of the CECL allowance is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable and accrued liabilities in our consolidated balance sheet.

	At December 31, 2021		Year Originated (1)
(dollars in thousands)	Carrying Value	% of Portfolio	2021	2020	2019	2018	2017	Prior
LTV (2)
0 - 40%	$53,907	5.9%	$32,634	$—	$—	$3,608	$17,665	$—
41 - 45%	48,431	5.3	44,380	4,051	—	—	—	—
46 - 50%	63,690	7.0	41,356	21,317	—	1,017	—	—
51 - 55%	92,238	10.1	74,978	17,260	—	—	—	—
56 - 60%	79,039	8.7	27,115	40,190	—	—	11,473	261
61 - 65%	559,997	61.4	372,645	146,640	3,102	1,474	36,136	—
66 - 70%	645	0.1	645	—	—	—	—	—
71 - 75%	—	0.0	—	—	—	—	—	—
76 - 80%	—	0.0	—	—	—	—	—	—
Above 80%	13,797	1.5	3,516	10,281	—	—	—	—
Total	$911,744	100.0%	$597,269	$239,739	$3,102	$6,099	$65,274	$261
CECL allowance(3)	(10,394)
Carrying value, net	$901,350

(1)
Represents the year of amendment where the loan incurred a full re-underwriting in connection with the amendment.
(2)
Represents LTV as of origination or latest amendment. LTVs above 65% generally represent loans in contractual default status where we have agreed to extend funds to the borrower above 65% in order to facilitate successful completion of the construction and return of capital.
(3)
Includes $0.7 million in loan specific allowances for loans deemed collateral dependent based on the fair value of the underlying collateral. In addition, $0.9 million of the CECL allowance is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable and accrued liabilities in our consolidated balance sheet.

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

(1)
Represents the year of amendment where the loan incurred a full re-underwriting in connection with the amendment.

Broadmark Realty Capital Inc.

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

(1)
Represents the year of amendment where the loan incurred a full re-underwriting in connection with the amendment.
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

(1)
Represents the year of amendment where the loan incurred a full re-underwriting in connection with the amendment.
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

Broadmark Realty Capital Inc.

The following tables allocate the carrying value of collateral dependent loans in our loan portfolio to the collateral type at the dates indicated:

	At December 31, 2021
(dollars in thousands)	Carrying Value	CECL Allowance(1)	Carrying Value, net
Collateral Type
Senior Housing	$25,337	$(1,103)	$24,234
Entitled Land	17,335	(42)	17,293
Single Family Housing	1,730	(15)	1,715
Condos	1,109	(673)	436
Townhomes	261	(1)	260
Total	$45,772	$(1,834)	$43,938

(1)
Includes $0.7 million in specific allowances based on the excess amortized cost over the fair value of the underlying collateral and $1.1 million where the fair value was greater than the amortized cost and the allowance is based on the standard CECL methodology.

	At December 31, 2020
(dollars in thousands)	Carrying Value	CECL Allowance(1)	Carrying Value, net
Collateral Type
Hotel	$16,215	$(202)	$16,013
Single Family Housing	9,953	(1,542)	8,411
Offices	5,541	(305)	5,236
Residential Lots	713	-	713
Total	$32,422	$(2,049)	$30,373

(1)
Includes $1.5 million in specific allowances based on the excess amortized cost over the fair value of the underlying collateral and $0.5 million where the fair value was greater than the amortized cost and the allowance is based on the standard CECL methodology.

Impaired mortgage notes receivable

Prior to the adoption of the CECL Standard, for the periods ended December 31, 2019 and November 14, 2019, we evaluated each loan for impairment based on the incurred loss model. Loans in contractual default were designated as non-performing and were considered impaired as we had some expectation that the repayment of the loan, including both contractual interest and principal payments, may not be realized in full. Placing a loan in contractual default did not in and of itself result in an impairment if we deemed it probable that we would ultimately collect all amounts due. If a loan was determined to have impairment, we recorded an allowance through the provision for loan losses to reduce the carrying value of the loan to the fair value of the collateral less estimated costs to sell, as all of our loans were classified as collateral dependent as repayment was expected solely from the collateral. All of the allowance for loan losses relates to loans deemed to be impaired.

The following table summarizes the activity in the allowance for loan losses for the year ended December 31, 2019:

(dollars in thousands)	Successor Period from November 15, 2019 through December 31, 2019 (1)	Predecessor Period from January 1, 2019 through November 14, 2019
Beginning	$4,096	$1,704
Provision for loan losses	—	3,342
Charge offs	—	(452)
Recoveries	—	—
Ending	$4,096	$4,594

(1)
The beginning balance on November 15, 2019 (Successor) represents the allowance of the acquirer, BRELF II.

Broadmark Realty Capital Inc.

Note 5 – Investment in Real Property

As of December 31, 2021 and 2020, we owned nine and three properties or projects totaling $68.1 and $8.5 million, respectively. The following tables provides information about the carrying value of our owned real property:

(dollars in thousands)	At December 31, 2021	At December 31, 2020
Collateral Type
Condos	$28,441	$—
Offices	19,388	2,970
Townhomes	9,281	—
Single Family Housing	4,134	1,761
Retail	3,811	3,742
Residential Lots	3,012	—
Total	$68,067	$8,473

(dollars in thousands)	At December 31, 2021	At December 31, 2020
Held-for-sale	$52,531	$8,473
Held-for-use	15,536	—
Total	$68,067	$8,473

Note 6 – Fair Value Measurements

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

The following tables present estimated fair values of our financial instruments as of the date indicated, whether or not recognized or recorded in the consolidated balance sheets at the period indicated:

	December 31, 2021		Fair Value Measurements Using
(dollars in thousands)	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$132,889	$132,889	$132,889	$—	$—
Mortgage notes receivable, net	901,350	901,350	—	—	901,350
Financial Liabilities
Senior unsecured notes	97,223	100,000	100,000	—	—
Private placement warrant liability	1,838	1,838	—	1,838	—

	December 31, 2020		Fair Value Measurements Using
(dollars in thousands)	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$223,375	$223,375	$223,375	$—	$—
Mortgage notes receivable, net	798,486	798,486	—	—	798,486

Broadmark Realty Capital Inc.

The following table sets forth assets and liabilities measured and reported at fair value on a recurring and nonrecurring basis, as well as for which fair value is only disclosed, as of December 31, 2021 and 2020. All of these fair values are categorized as Level 3. The table also contains information about valuation methodologies and inputs.

	Fair Value
(dollars in thousands)	December 31, 2021	December 31, 2020	Valuation technique	Unobservable inputs	Range of inputs
Real property — held for sale(1)	$52,531	$8,473	Collateral valuations	Appraised value, broker opinion of value, discounted cash flows or capitalization rate applied to estimate net operating income	0 - 10%
Collateral dependent loans, net of allowance for credit losses(2)	43,938	30,373	Collateral valuations	Discount to appraised value based on comparable market prices	0 - 10%
Total	$96,469	$38,846

(1)
Real property held-for-sale is measured at lower of cost or fair value, a non-recurring measurement of fair value.
(2)
Loans meeting the definition of collateral dependent are measured at the fair value. The carrying value of the collateral dependent loans, net of the allowance for credit losses, approximates fair value.

Fair Value on a Recurring Basis

As discussed in Note 2, the Company recorded the value of the Private Placement Warrants as of June 30, 2021. Initially, the fair value of the Private Placement Warrants was classified as Level 3 within the fair value hierarchy as it was valued using a lattice model, which primarily incorporates observable inputs such as our common stock price, exercise price, term of the warrant, dividend yield and the risk-free rate; however, it also incorporates an assumption for equity volatility. For the unobservable volatility input, we solved for the volatility of the Public Warrants using the lattice model that captures the redemption right and analyzed the calculated equity volatility based on the volatility of the common stock of comparable public companies. The valuation methodology as of June 30, 2021 resulted in the same value per share for both the Public Warrants and Private Placement Warrants, indicating the redemption right, a feature excluded from Private Placement Warrants, did not change the valuation; and therefore, the quoted price per share of the Public Warrants was used to value the Private Placement Warrants on a recurring basis at September 30, 2021. As we utilized observable inputs in the valuation, specifically a quoted price for a similar item in an active market, we re-classified the Private Placement Warrant liability from a Level 3 to a Level 2 within the fair value hierarchy as of September 30, 2021. The fair value of the 5.2 million Private Placement Warrants, estimated using the quoted share price of the Public Warrants (BRMK.WS), was approximately $0.09 per warrant or $0.35 per share to arrive at $1.8 million as of December 31, 2021. Refer to Note 9 for additional details on the Private Placement Warrants.

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

Fair Value Disclosure Only

For our financial instruments, including cash equivalents, which are classified under Level 1 within the fair value hierarchy, the carrying amounts approximate fair value due to their short-term maturities.

Broadmark Realty Capital Inc.

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

Our senior unsecured notes were purchased at par by investors in a private placement, but trade in the secondary market. Fair value is estimated using current market quotes received from active markets and we classify as Level 1 within the fair value hierarchy.

Note 7 – Goodwill and Intangible Assets

Goodwill

All of our goodwill relates to the Business Combination. As discussed in Note 3, in the first quarter of 2020, we recorded a measurement period adjustment to reduce the preliminary fair value of intangible assets in the form of customer relationships by $5.0 million and increased our preliminary value of goodwill by $5.0 million resulting in $137.0 million of goodwill as of September 30, 2020. As a result of this adjustment to preliminary values, $0.7 million of amortization of intangible assets recorded in 2019 was reversed in the first quarter of 2020.

We continuously evaluate the presence of triggering events that require an impairment test. An impairment loss is recognized to the extent that the carrying amount, including goodwill, exceeds the reporting unit’s fair value. Our annual assessment occurred in the fourth quarter of 2021 and the fair value of the reporting unit exceeded the carrying value and there was no goodwill impairment. In the first quarter of 2020, we determined that COVID-19 was a triggering event based on the adverse impact on our business and results of operations. Specifically, we noted that COVID-19 and containment measures have contributed to, among other things, adverse impacts on the progress of construction on our borrowers’ projects, the demand for and value of commercial and residential real estate that our borrowers have developed, the creditworthiness of our borrowers and other counterparties, the capital and credit market conditions and potential delays in foreclosure proceedings. We performed a quantitative assessment of our goodwill based on both the market and income approach and determined that, as of March 31, 2020, the fair value of the reporting unit exceeded the carrying value and there was no goodwill impairment. During the second and third quarters of 2020, we continued to monitor the impact of COVID-19 and determined there were no new triggering events to warrant updating our quantitative assessment of goodwill performed as of March 31, 2020.

Intangible Assets

All of our intangible assets relate to the Business Combination, specifically the value of customer relationships. The following table summarizes the balances of intangible assets as of December 31, 2021 and 2020:

(dollars in thousands)	2021	2020
Asset Type
Customer relationships	$1,000	$1,000
Less: Accumulated amortization	718	379
Intangible assets, net	$282	$621

The remaining balance of intangible assets, net is expected to be fully amortized during the year ended December 31, 2022.

Note 8 - Debt

On February 19, 2021, we entered into a credit agreement with a syndicate of lenders and JPMorgan Chase Bank, N.A., as administrative agent for the lenders, providing for a $135.0 million revolving credit facility due on the maturity date of February 19, 2024. We incurred fees of approximately $4.5 million in relation to the revolving credit facility that were capitalized as deferred financing costs on the consolidated balance sheets and are being amortized over the three year term. As of December 31, 2021, the revolving credit facility has no principal outstanding.

Broadmark Realty Capital Inc.

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

On November 12, 2021, we completed a private offering of $100.0 million of senior unsecured notes. Interest on this debt accrues at the fixed rate of 5.0% per annum. The notes may be prepaid prior to their maturity date, subject to the payment of applicable premiums. The note purchase agreement governing the senior unsecured notes contains financial covenants that require compliance with leverage and coverage ratios and maintenance of minimum tangible net worth, as well as other affirmative and negative covenants that may limit, among other things, our ability to incur liens and enter into mergers or transfer all or substantially all of our assets. The note purchase agreement also includes customary representations and warranties and customary events of default. The amounts outstanding will be due on the maturity date of November 15, 2026. We incurred fees of approximately $2.9 million in relation to the issuance of these notes.

The following table presents the carrying values of the senior unsecured notes as of December 31, 2021:

(dollars in thousands)
Principal	$100,000
Debt issuance costs	(2,855)
Amortization of debt issuance costs	78
Total notes, net	$97,223

The following table summarizes the terms of our senior unsecured notes as of December 31, 2021 (in thousands, except interest rates:

Maturity Date	Aggregate Principal Amount	Stated Interest Rate	First Interest Payment Date	Semi-Annual Interest Payment Dates	Unamortized Debt Issuance Costs
November 15, 2026	$100,000	5.00%	May 15, 2022	May 15; November 15	$(2,777)
Total	$100,000				$(2,777)

The following table summarizes the interest expense related to our senior unsecured notes and revolving credit facility for the year ended December 31, 2021:

(in thousands)	Amortization of Deferred Debt Costs	Interest Paid and Accrued	Undrawn Fees
5.00% senior notes	$78	$694	$—
Revolving credit facility	1,255	107	1,186
Total	$1,333	$801	$1,186

Note 9 - Stockholders’ Equity and Earnings per Common Share

Stockholders’ Equity

The Company is authorized to issue 500,000,000 shares of common stock with a par value of $0.001 per share and 100,000,000 shares of preferred stock with a par value of $0.001 per share. Holders of our common stock are entitled to one vote for each share. As of December 31, 2021 and 2020, there were 132,716,338 and 132,532,383 shares of common stock issued and outstanding, respectively, and no shares of preferred stock issued and outstanding.

Broadmark Realty Capital Inc.

On March 2, 2021, we entered into a distribution agreement with J.P. Morgan Securities LLC, Barclays Capital Inc., B. Riley Securities, Inc., JMP Securities LLC and Raymond James & Associates, Inc. as sales agents, to sell shares of our common stock having an aggregate gross sales price of up to $200,000,000, from time to time, through an “at-the-market” equity offering program (the “ATM Program”). We have no obligation to sell any shares under the ATM Program, and sold no shares under the ATM Program during the year ended December 31, 2021.

As of December 31, 2021 and 2020 there were 41.7 million public warrants outstanding to acquire one-fourth of a share of common stock at a price of $2.875 (the “Public Warrants”), and 5.2 million warrants outstanding to acquire one share of our common stock at a price of $11.50 per share (the “Private Placement Warrants”). In the aggregate, we have outstanding warrants to purchase approximately 15.6 million shares of common stock at a price of $11.50 per whole share. Settlement of outstanding warrants will be in shares of our common stock, unless we elect solely in our discretion to settle warrants we have called for redemption in cash, and subject to customary adjustment in the event of business combinations and certain tender offers.

The liability for the Private Placement Warrants was $1.8 million as of December 31, 2021 and is included in accounts payable and accrued liabilities in the consolidated balance sheet. Refer to "Correction of Immaterial Error" in Note 2 for additional details on the accounting classification of the Private Placement Warrants.

As part of the PIPE Investment (for further details, refer to Note 13), the Farallon Entities had an option (the “Optional Subscription”) to purchase up to $25 million of additional shares of common stock, which were exercisable during the 365-day period following the consummation of the Business Combination at $10.45352229 (the “Reference Price”). The Optional Subscription expired unexercised on November 14, 2020, accordingly, the liability was $0 as of December 31, 2020 and 2021. The Farallon Entities were entitled to cash settle, in whole or in part, the exercise of the Optional Subscription, and therefore, the Optional Subscription did not meet the requirements for equity classification and was assumed to be settled in cash and classified as a liability in our consolidated balance sheet and changes in the fair value of the Optional Subscription were included in change in fair value of warrant liabilities in our consolidated statements of income.

Earnings per Common Share

The table below presents the computation of basic and diluted net income per share of common stock for the periods presented:

	Year Ended
(dollars in thousands, except share and per share data):	December 31, 2021	December 31, 2020
Net income	$82,488	$90,231
Basic weighted-average shares of common stock outstanding	132,579,289	132,209,495
Dilutive effect of share-based compensation – unvested restricted stock units	87,213	51,618
Diluted weighted-average shares of common stock outstanding	132,666,502	132,261,113
Basic earnings per share	$0.62	$0.68
Diluted earnings per share	$0.62	$0.68

For the periods presented, the following stock equivalents were excluded from the calculations of diluted earnings per share because their effect would have been antidilutive:

	Year Ended
	December 31, 2021	December 31, 2020
Weighted-average restricted stock units outstanding	199,709	315,260
Unexercised public warrants and private placement warrants	15,604,304	15,604,304
Expired and unexercised shares related to the Optional Subscription liability	—	2,391,539
Total stock equivalents excluded	15,804,013	18,311,103

Broadmark Realty Capital Inc.

Members’ Equity (Predecessor)

Members’ Equity is presented on a combined basis for the Predecessor Company Group, which includes the preferred units for the Predecessor Companies and the Class A and Class P units for the Predecessor Management Companies. The applicable Predecessor Management Company was the sole common unit holder of the Predecessor Company it managed, and, therefore all common units have been eliminated in the preparation of the consolidated Predecessor Company Group financial statements, as they represent intra-entity balances between entities within the combined Predecessor Company Group.

Earnings Per Unit (Predecessor)

We determined that earnings per unit would not be meaningful to the users of these financial statements for the Predecessor period.

Note 10 - Income Taxes

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

Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Code, which relate to organizational structure, diversity of stock ownership, and certain restrictions with regard to the nature of assets and the sources of income. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state, and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of December 31, 2021 and 2020, we were in compliance with all REIT requirements.

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

Note 11 - Equity Incentive Plan

Stock Incentive Plan (Successor)

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

Broadmark Realty Capital Inc.

As of December 31, 2021, there were 3,644,068 shares available to be awarded under the Plan. The restricted stock units granted under the Plan generally vest from one to three years depending on the terms of the specific award. In 2021, pRSUs were granted to our executive officers that will be earned at the end of the three fiscal year period ending December 31, 2023 based on the Company’s level of achievement of total stockholder return relative to the total stockholder return (“Relative TSR”) of a selected group of industry peer companies for the three-year performance period. A variable level of shares of our common stock, ranging from 0% to 150% of target level, will be earned based on the level of achievement of the Relative TSR goals. The earned pRSUs will be paid in the form of common stock promptly following the end of the three-year performance period. The pRSUs are each measured at fair value based on Monte Carlo simulation models.

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

The following table summarizes the activity related to RSUs during 2021:

	Shares	Weighted Average Grant Date Fair Market Value
Unvested RSUs outstanding as of December 31, 2020	434,143
Granted	466,001	$10.08
Vested	(231,053)	$10.61
Forfeited	(13,837)	$10.58
Unvested RSUs outstanding as of December 31, 2021	655,254

As of December 31, 2021, there was $4.7 million of net unrecognized compensation cost related to unvested stock-based compensation arrangements. This compensation will be recognized on a straight-line basis over a weighted-average recognition period of 1.7 years.

Profits Interests and Equity Compensation (Predecessor)

The Predecessor Company Group expensed the fair value of share-based compensation awards granted to employees and directors over the period each award vested. Compensation cost was measured using the Black-Scholes model. There were 150 units granted during the period from January 1, 2019 through November 14, 2019 at $11,717 per unit, which were to vest ratably over 48 months. The fair value of restricted unit awards was equal to the fair value of the Predecessor Company’s units at the date of grant. The units were valued using an internal model with market inputs available on the date of grant. The restricted units were settled as part of the Business Combination.

Broadmark Realty Capital Inc.

Note 12 - Commitments and Contingencies

The following table illustrates our contractual obligations and commercial commitments by due date as of December 31, 2021:

(dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Construction holdbacks (1)	$524,462	$298,692	$225,770	$—	$—
Operating lease obligations (2)	10,870	861	1,959	2,079	5,971
Total	$535,332	$299,553	$227,729	$2,079	$5,971

(1)
The funding timing and amounts of construction holdbacks are uncertain as these commitments relate to loans for construction costs and depend on the progress and performance of the underlying projects.
(2)
The total operating lease obligation includes $2.9 million of imputed interest.

Construction Loans

Our commitments and contingencies include usual obligations incurred by real estate lending companies in the normal course of business, including construction holdbacks as disclosed in Note 4.

Lease Commitments

On March 18, 2020, we entered into a non-cancelable operating lease agreement for our office space in Seattle with an original lease period expiring in January 2032, which includes an option to extend the lease term for an additional five years. We have concluded that the renewal option is not reasonably certain of being exercised, therefore, the renewal is not included in the right of use asset and lease liability. The lease commencement date was in the first quarter of 2021. The total future cash payments included in the measurement of our operating lease liabilities, net of lease incentives, was $11.7 million at inception of the lease. The right-of-use assets obtained in exchange for the new operating lease obligation and the tenant improvements were $6.4 and $2.0 million, respectively. The discount rate for the operating lease was 6%, resulting in an imputed interest amount of $3.3 million.

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

Concentration Risk

Our loan portfolio is primarily secured by first deed of trust liens on residential and commercial real estate located in 19 states and the District of Columbia. Our loan portfolio is also concentrated within ten counties, the largest being Utah County in Utah. As of December 31, 2021 and 2020, the top ten counties make up 46.6% and 43.2% of the total committed amount of loans in our total portfolio.

Broadmark Realty Capital Inc.

Note 13 - Related Party Transactions

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

We also provided the Farallon Entities with certain registration rights in connection with the PIPE Investment, pursuant to which we registered in December 2019 the shares of our common stock, Public Warrants and shares issuable upon exercise of the Public Warrants under the Securities Act. As part of the PIPE Investment, the Farallon Entities had an option (the “Optional Subscription”) to purchase up to $25 million of additional shares of common stock, which were exercisable during the 365-day period following the consummation of the Business Combination at $10.45352229 (the “Reference Price”). The Farallon Entities were entitled to cash settle, in whole or in part, the exercise of the Optional Subscription, and therefore, the Optional Subscription did not meet the requirements for equity classification and was assumed to be settled in cash and classified as a liability in our consolidated balance sheet. The Optional Subscription expired unexercised on November 14, 2020, and therefore the liability was $0 as of December 31, 2020 and 2021. The change in fair value of the Optional Subscription Liability was included in the consolidated statements of income and was estimated using a lattice model, and the expected volatility was based on the historical volatility of comparable public companies.

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

In August 2021, in connection with the liquidation of the Private REIT, all participations in mortgage notes receivable held by the Private REIT were offered to and purchased for cash by the Company at the settlement value which approximates fair value of $43.5 million. As of September 30, 2021, the Private REIT had distributed the net assets in excess of cash required to discharge liabilities (including accrued liabilities for liquidation costs) to its investors based on their relative percentage interests. The Private REIT Manager, acting as liquidator, is responsible for discharging the Private REIT’s remaining liabilities and winding up its affairs, which was completed in the fourth quarter of 2021.

Note 14 - Subsequent Events

Dividend Declaration

On January 14, 2022, our board of directors declared a monthly cash dividend of $0.07 per common share payable on February 15, 2022 to stockholders of record as of January 31, 2022, and on February 14, 2022, our board of directors declared a cash dividend of $0.07 per common share payable on March 15, 2022 to stockholders of record as of February 28, 2022.

Broadmark Realty Capital Inc.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Report. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2021, the Company’s disclosure controls and procedures were effective as of December 31, 2021.

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

Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2021 and that the material weaknesses described below have been remediated.

Moss Adams LLP, the independent registered public accounting firm that audited our Consolidated Financial Statements included in this Annual Report, has audited the effectiveness of internal control over financial reporting as of December 31, 2021. Their audit report is included with our financial statements, and expressed an unqualified opinion on the effectiveness of internal control over financial reporting at December 31, 2021.

Broadmark Realty Capital Inc.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2021, there were no changes in the Company’s internal control over financial reporting (as such terms are defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated by reference to the definitive Broadmark Realty Capital Inc. Proxy Statement to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10‑K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to the definitive Broadmark Realty Capital Inc. Proxy Statement to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10‑K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference to the definitive Broadmark Realty Capital Inc. Proxy Statement to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10‑K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to the definitive Broadmark Realty Capital Inc. Proxy Statement to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10‑K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated by reference to the definitive Broadmark Realty Capital Inc. Proxy Statement to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10‑K.

Broadmark Realty Capital Inc.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2) Financial Statements and Schedules.

See “Index to Financial Statements and Schedules” on page F‑1.

(3) Exhibits

Exhibit	Description
2.1

Agreement and Plan of Merger, dated August 9, 2019, by and among Trinity Merger Corp., Broadmark Realty Capital Inc., Trinity Merger Sub I, Inc., Trinity Merger Sub II, LLC, PBRELF I, LLC, BRELF II, LLC, BRELF III, LLC, BRELF IV, LLC, Pyatt Broadmark Management, LLC, Broadmark Real Estate Management II, LLC, Broadmark Real Estate Management III, LLC, and Broadmark Real Estate Management IV, LLC (incorporated by reference to Annex A to the joint proxy statement/prospectus contained in Broadmark Realty’s Amendment No. 2 to the registration statement on Form S‑4 (File No. 333‑233214), filed with the SEC on October 15, 2019).

3.1

Articles of Amendment and Restatement of Broadmark Realty Capital Inc. (incorporated by reference to Exhibit 3.1 to Broadmark Realty’s Form 8‑K (File No. 001‑39134), filed with the SEC on November 20, 2019).

3.2	Amended and Restated Bylaws of Broadmark Realty Capital Inc. (incorporated by reference to Exhibit 3.2 to Broadmark Realty’s Form 8‑K (File No. 001‑39134), filed with the SEC on November 20, 2019).

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to Broadmark Realty’s Form 8‑A12B (File No. 001‑39134), filed with the SEC on November 14, 2019).

4.2	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.2 to Broadmark Realty’s Form 8‑A12B (File No. 001‑39134), filed with the SEC on November 14, 2019).

4.3

Warrant Agreement, dated as of May 14, 2018, between Trinity Merger Corp. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.3 to Broadmark Realty’s Form 8‑A12B (File No. 001‑39134), filed with the SEC on November 14, 2019).

4.4

Amendment to Warrant Agreement, dated November 14, 2019, by and between Broadmark Realty Capital Inc. and Continental Stock Transfer & Trust Co. (incorporated by reference to Exhibit 4.4 to Broadmark Realty’s Form 8‑K (File No. 001‑39134), filed with the SEC on November 20, 2019).

4.5

Second Amendment to Warrant Agreement, dated November 14, 2019, by and among Broadmark Realty Capital Inc., Continental Stock Transfer & Trust Co., and American Stock Transfer & Trust Company, LLC. (incorporated by reference to Exhibit 4.5 to Broadmark Realty’s Form 8‑K (File No. 001‑39134), filed with the SEC on November 20, 2019).

4.6

Description of Securities registered under Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.6 to Broadmark Realty’s Form 10-K (File No. 001 39134), filed with the SEC on March 1, 2021).

10.1

Employment Agreement, dated August 9, 2019, by and between Broadmark Realty Capital Inc. and Jeffrey Pyatt (incorporated by reference to Exhibit 10.1 to Broadmark Realty’s Form 8‑K (File No. 001‑39134), filed with the SEC on November 20, 2019).+

10.2

Letter Agreement, dated February 2, 2022, by and between Broadmark Realty Capital Inc. and Jeffrey Pyatt (incorporated by reference to Exhibit 10.2 to Broadmark Realty’s Form 8-K (File No. 001-39134), filed with the SEC on February 7, 2022). +

Broadmark Realty Capital Inc.

10.3

Employment Agreement, dated February 2, 2022, by and between Broadmark Realty Capital Inc. and Brian Ward (incorporated by reference to Exhibit 10.1 to Broadmark Realty’s Form 8-K (File No. 001-39134), filed with the SEC on February 7, 2022). +

10.4

Employment Agreement, dated November 14, 2019, by and between Broadmark Realty Capital Inc. and David Schneider (incorporated by reference to Exhibit 10.2 to Broadmark Realty’s Form 8‑K (File No. 001‑39134), filed with the SEC on November 20, 2019).+

10.5

Employment Agreement, dated September 5, 2020, by and between Broadmark Realty Capital Inc. and Nevin Boparai (incorporated by reference to Exhibit 10.1 to Broadmark Realty’s Form 10-Q (File No. 001-39134), filed with the SEC on November 9, 2020). +

10.6

Employment Agreement, dated November 3, 2020, by and between Broadmark Realty Capital Inc. and Linda Koa (incorporated by reference to Exhibit 10.4 to Broadmark Realty’s Form 10-K (File No. 001 39134), filed with the SEC on March 1, 2021). +

10.7

Employment Agreement, dated November 19, 2020, by and between Broadmark Realty Capital Inc. and Daniel Hirsty (incorporated by reference to Exhibit 10.5 to Broadmark Realty’s Form 10-K (File No. 001 39134), filed with the SEC on March 1, 2021).+

10.8

Form of Subscription Agreement, by and between Broadmark Realty Capital Inc., Trinity Merger Corp., Farallon Capital Partners, L.P., Farallon Capital Institutional Partners, L.P., Farallon Capital Institutional Partners II, L.P., Farallon Capital Institutional Partners III, L.P., Four Crossings Institutional Partners V, L.P., and Farallon Capital (AM) Investors, L.P. (incorporated by reference to Exhibit 10.5 to Broadmark Realty’s Form 8‑K (File No. 001‑39134), filed with the SEC on November 20, 2019).

10.9

Form of Amendment to Subscription Agreement, by and between Broadmark Realty Capital Inc., Trinity Merger Corp., Farallon Capital Partners, L.P., Farallon Capital Institutional Partners, L.P., Farallon Capital Institutional Partners II, L.P., Farallon Capital Institutional Partners III, L.P., Four Crossings Institutional Partners V, L.P., and Farallon Capital (AM) Investors, L.P. (incorporated by reference to Exhibit 10.6 to Broadmark Realty’s Form 8‑K (File No. 001‑39134), filed with the SEC on November 20, 2019).

10.10	Broadmark Realty Capital Inc. 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to Broadmark Realty’s Form 8‑K (File No. 001‑39134), filed with the SEC on November 20, 2019).+

10.11	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.8 to Broadmark Realty’s Form 8‑K (File No. 001‑39134), filed with the SEC on November 20, 2019).

10.12	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to Broadmark Realty’s Form 8‑K (File No. 001‑39134), filed with the SEC on February 7, 2020).+

10.13

Form of Restricted Stock Unit Award Agreement (Executive Officers) (incorporated by reference to Exhibit 10.1 to Broadmark Realty's Form 10-Q (File No. 001-39134), filed with the SEC on May 10, 2021). +

10.14	Form of Performance Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to Broadmark Realty's Form 10-Q (File No. 001-39134), filed with the SEC on May 10, 2021). +

10.15	2020 Annual Cash Bonus Program (incorporated by reference to Exhibit 10.2 to Broadmark Realty’s Form 10-Q (File No. 001-39134), filed with the SEC on November 9, 2020).+

10.16

Broadmark Realty Capital Inc. Executive Officer Annual Cash Bonus Plan (incorporated by reference to Exhibit 10.1 to Broadmark Realty’s Form 8-K (File No. 001-39134), filed with the SEC on January 27, 2021).+

10.17

Credit Agreement, dated February 19, 2021, by and among Broadmark Realty Capital Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Broadmark Realty’s Form 8-K (File No. 001-39134), filed with the SEC on February 25, 2021).

Broadmark Realty Capital Inc.

10.18	Amendment No. 1 to Credit Agreement, dated November 12, 2021, by and between Broadmark Realty Capital Inc. and JP Morgan Chase Bank, N.A., as administrative agent.*

10.19

Form of Note Purchase Agreement, dated November 12, 2021, by and between Broadmark Realty Capital Inc. and each of the Purchasers listed therein (incorporated by reference to Exhibit 10.1 to Broadmark Realty’s Form 8-K (File No. 001-39134), filed with the SEC on November 17, 2021).

21.1	List of Subsidiaries.*

22.1	List of Guarantor Subsidiaries of Broadmark Realty Capital Inc. (incorporated by reference to Exhibit 22.1 to Broadmark Realty’s Form 10-K (File No. 001 39134), filed with the SEC on March 1, 2021).

23.1	Consent of Moss Adams LLP.*

31.1	Rule13a‑14(a)/15d‑14(a) Certification of Chief Executive Officer of Broadmark Realty Capital Inc.*

31.2	Rule13a‑14(a)/15d‑14(a) Certification of Chief Financial Officer of Broadmark Realty Capital Inc.*

32.1	Section 1350 Certification of the Chief Executive Officer of Broadmark Realty Capital Inc.*

32.2	Section 1350 Certification of the Chief Financial Officer of Broadmark Realty Capital Inc.*

101:
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline Taxonomy Extension Schema
101.CAL	Inline Taxonomy Extension Calculation Linkbase
101.LAB	Inline Taxonomy Extension Label Linkbase
101.PRE	Inline Taxonomy Extension Presentation Linkbase
101.DEF	Inline Taxonomy Extension Definition Document

104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*Exhibits that are filed or furnished herewith.

+ Management contract or compensatory plan, contract or arrangement.

ITEM 16. FORM 10‑K SUMMARY

None.

Broadmark Realty Capital Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROADMARK REALTY CAPITAL INC.

Date: February 28, 2022	By:	/s/ Jeffrey B. Pyatt
	Name:	Jeffrey B. Pyatt
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Jeffrey B. Pyatt	President and Chief Executive Officer and Chairman of the Board	February 28, 2022
Jeffrey B. Pyatt	(Principal Executive Officer)

/s/ David Schneider	Chief Financial Officer (Principal Financial	February 28, 2022
David Schneider	Officer and Principal Accounting Officer)

/s/ Stephen G. Haggerty	Director	February 28, 2022
Stephen G. Haggerty

/s/ Daniel J. Hirsch	Director	February 28, 2022
Daniel J. Hirsch

/s/ David A. Karp	Director	February 28, 2022
David A. Karp

/s/ Norma J. Lawrence	Director	February 28, 2022
Norma J. Lawrence

/s/ Kevin M. Luebbers	Director	February 28, 2022
Kevin M. Luebbers