Form 10-Q
period 2022-03-31
Broadmark Realty Capital Inc.
filed 2022-05-09
CIK 1784797

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 2, 2022, there were 132,801,392 shares of common stock outstanding.

Broadmark Realty Capital Inc.

Broadmark Realty Capital Inc.

CAUTIONARY STATEMENT REGARDING FORWARD -LOOKING STATEMENTS

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

The forward-looking statements contained in this Quarterly Report are based on the Company’s current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that future developments affecting the Company will be those that it has anticipated. Actual results may differ materially from those in the forward-looking statements. Some factors that could cause the Company’s actual results to differ include, but are not limited to:

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

Broadmark Realty Capital Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data, unaudited)

	March 31, 2022	December 31, 2021
Assets
Cash and cash equivalents	$97,407	$132,889
Mortgage notes receivable, net	931,431	901,350
Interest and fees receivable, net	19,517	17,526
Investment in real property, net	63,586	68,067
Right-of-use assets	5,917	6,016
Goodwill	136,965	136,965
Other assets	8,121	8,342
Total assets	$1,262,944	$1,271,155

Liabilities and stockholders' equity
Senior unsecured notes, net	$97,360	$97,223
Dividends payable	9,297	9,291
Accounts payable and accrued liabilities	9,094	8,180
Lease liabilities	7,879	7,993
Total liabilities	$123,630	$122,687
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, $0.001 par value, 100,000,000 shares authorized, no shares issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized, 132,793,442 and 132,716,338 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	132	132
Additional paid in capital	1,217,614	1,216,957
Accumulated deficit	(78,432)	(68,621)
Total stockholders' equity	1,139,314	1,148,468
Total liabilities and stockholders' equity	$1,262,944	$1,271,155

See accompanying notes to the unaudited condensed consolidated financial statements

Broadmark Realty Capital Inc.

Condensed Consolidated Statements of Income

(in thousands, except share and per share data, unaudited)

	Three Months Ended
	March 31, 2022	March 31, 2021
Revenues:
Interest income	$24,110	$22,017
Fee income	5,763	7,451
Total revenues	$29,873	$29,468

Expenses:
Compensation and employee benefits	5,078	3,446
General and administrative	2,851	2,653
Interest expense	2,115	280
Total expenses	10,044	6,379

Impairment:
Provision for credit losses, net	1,747	2,708

Other (expense) income:
Change in fair value of warrant liabilities	(8)	—

Income before provision for income taxes	18,074	20,381
Income tax provision	—	—
Net income	$18,074	$20,381
Earnings per common share:
Basic	$0.14	$0.15
Diluted	$0.14	$0.15
Weighted-average shares of common stock outstanding, basic and diluted:
Basic	132,769,876	132,550,227
Diluted	132,836,771	132,678,812

See accompanying notes to the unaudited condensed consolidated financial statements

Broadmark Realty Capital Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data, unaudited)

	Preferred		Common Stock		Additional
	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balances as of December 31, 2021	—	$—	132,716,338	$132	$1,216,957	$(68,621)	$1,148,468
Net income	—	—	—	—	—	18,074	18,074
Dividends	—	—	—	—	—	(27,885)	(27,885)
Issuance of shares for vested restricted stock units	—	—	109,355	—	—	—	—
Issuance of shares for exercised warrants	—	—	25	—	—	—	—
Shares withheld for tax liability	—	—	(32,276)	—	(328)	—	(328)
Stock-based compensation expense for restricted stock units	—	—	—	—	985	—	985
Balances as of March 31, 2022	—	$—	132,793,442	$132	$1,217,614	$(78,432)	$1,139,314

	Preferred		Common Stock		Additional
	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balances as of December 31, 2020	—	$—	132,532,383	$132	$1,213,987	$(39,698)	$1,174,421
Net income	—	—	—	—	—	20,381	20,381
Dividends	—	—	—	—	—	(27,838)	(27,838)
Issuance of shares for vested restricted stock units	—	—	34,027	—	—	—	—
Stock-based compensation expense for restricted stock units	—	—	—	—	737	—	737
Balances as of March 31, 2021	—	$—	132,566,410	$132	$1,214,724	$(47,155)	$1,167,701

See accompanying notes to the unaudited condensed consolidated financial statements

Broadmark Realty Capital Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Three Months Ended
	March 31, 2022	March 31, 2021
Cash flows from operating activities
Net income	$18,074	$20,381
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of deferred origination and amendment fees	(5,318)	(6,612)
Depreciation and amortization	219	163
Amortization of right of use assets	99	94
Amortization of debt issuance costs	143	—
Amortization of credit facility costs	379	142
Stock-based compensation expense for restricted stock units	985	737
Provision for credit losses, net	1,747	2,708
Gain on sale of real property	(257)	—
Change in fair value of warrant liabilities	8	—
Changes in operating assets and liabilities:
Interest and fees receivable, net	(1,991)	(2,146)
Other assets	(135)	171
Accounts payable and accrued liabilities	714	713
Lease liabilities	(114)	(10)
Net cash provided by operating activities	14,553	16,341
Cash flows from investing activities:
Origination and fundings of mortgage notes receivable	(123,802)	(121,316)
Principal collections and proceeds from mortgage notes receivable	96,366	114,792
Origination and amendment fees received on mortgage notes receivable	1,968	2,269
Purchases of property and equipment	(198)	(135)
Proceeds from sale of real property	5,288	815
Improvements in real property	(1,450)	(250)
Net cash provided by (used in) investing activities	(21,828)	(3,825)
Cash flows from financing activities:
Dividends paid	(27,879)	(26,510)
Payment of costs to obtain financing	—	(5,104)
Payment of taxes on shares withheld for tax liability	(328)	—
Net cash provided by (used in) financing activities	(28,207)	(31,614)
Net decrease in cash and cash equivalents	(35,482)	(19,098)
Cash and cash equivalents, beginning of period	132,889	223,375
Cash and cash equivalents, end of period	$97,407	$204,277
Supplemental disclosure of non-cash investing and financing activities:
Dividends payable	9,297	9,280
Mortgage notes receivable converted to investment in real property	—	5,205
Operating lease right-of-use assets	—	6,360
Lease liabilities arising from obtaining right-of-use assets	—	8,319
Property and equipment purchased through tenant improvement allowance	—	1,959

See accompanying notes to the unaudited condensed consolidated financial statements

Broadmark Realty Capital Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 - Organization and Business

Broadmark Realty Capital Inc. (“Broadmark Realty,” “the Company,” “Successor,” “we,” “us” and “our”) is an internally managed commercial real estate finance company that provides secured financing to real estate investors and developers. Broadmark Realty’s objective is to preserve and protect stockholder capital while producing attractive risk-adjusted returns primarily through dividends generated from current income from its loan portfolio. Broadmark Realty has historically operated in states that it believes to have favorable demographic trends and provide Broadmark Realty the ability to efficiently access the underlying collateral in the event of borrower default.

The consolidated subsidiaries of Broadmark Realty include BRMK Lending, LLC, BRMK Management, Corp., and Broadmark Private REIT Management, LLC. BRMK Lending, LLC originates short-term loans secured by first deed of trust liens on residential and commercial real estate. BRMK Management, Corp. (the “Manager”) manages the underwriting, closing, servicing and disposition of mortgage notes, and performs all general and administrative duties for Broadmark Realty. Broadmark Private REIT Management, LLC (the “Private REIT Manager”) previously managed Broadmark Private REIT, LLC (the “Private REIT”), which was an unconsolidated affiliate of the Company that primarily participated in loans originated, underwritten and serviced by a subsidiary of Broadmark Realty. The Private REIT was liquidated during the quarter ended September 30, 2021. Refer to Note 12 for details about the liquidation of the Private REIT.

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements include Broadmark Realty Capital Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. These unaudited condensed consolidated interim financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these unaudited condensed consolidated interim financial statements have been prepared in accordance with the accounting policies described in the audited consolidated financial statements and should be read in conjunction with the accompanying notes included in Broadmark Realty Capital Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on February 28, 2022. The condensed consolidated balance sheet as of December 31, 2021, included herein, was derived from the audited financial statements of Broadmark Realty Capital Inc. as of that date.

The unaudited condensed consolidated interim financial statements, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position as of March 31, 2022, our results of operations and stockholders’ equity for the three months ended March 31, 2022 and 2021, and our cash flows for the three months ended March 31, 2022 and 2021. The results of the three months ended March 31, 2022 is not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any interim period or for any other future year.

Broadmark Realty Capital Inc.

Principles of Consolidation

Broadmark Realty consolidates those entities in which it has control over significant operating, financial and investing decisions of the entity, as well as those entities deemed to be variable interest entities (“VIEs”), if any, in which Broadmark Realty is determined to be the primary beneficiary. Broadmark Realty is not the primary beneficiary of, and therefore does not consolidate, any VIEs in the accompanying unaudited condensed consolidated financial statements.

The Private REIT was determined to be a voting interest entity for which we, through our wholly-owned subsidiary who previously acted as manager with no significant equity investment, did not hold a controlling interest in and, therefore, did not consolidate. Furthermore, the Private REIT's participation in loans originated by us met the characteristics of a participating interest and the criterion for sale accounting in accordance with GAAP and therefore, was derecognized from our unaudited condensed consolidated financial statements. The Private REIT was liquidated in August 2021 and all participations in mortgage notes receivable held by the Private REIT were purchased for cash by the Company at the settlement value which approximated fair value.

Reclassifications

Certain amounts in our unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2021 have been reclassified to conform to the presentation of our current period unaudited condensed consolidated financial statements. These reclassifications had no effect on our previously reported net income or stockholders’ equity. The reclassifications include reclassifying certain board member expenses from compensation expense into general and administrative expense and separately presenting interest expense on the unaudited condensed consolidated statements of income. The reclassifications also included the separate presentation of origination and fundings of mortgage notes receivable, principal collections and proceeds from mortgage notes receivable and origination and amendment fees received on mortgage notes receivable on the unaudited condensed consolidated statements of cash flows.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts and disclosures at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. The most significant estimates relate to the expected credit losses on our loans and the fair value of financial instruments and exit prices for collateral dependent loans and investments in real property. Accordingly, actual results could differ from those estimates.

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

Broadmark Realty Capital Inc.

We operate in a dynamic industry and, accordingly, can be affected by a variety of factors. For example, we believe that changes in any of the following areas could have a significant negative effect on us in terms of our future financial position, results of operations or cash flows: the economy in the areas we operate; competition in our market; the stability of the real estate market and the impact of interest rate changes; changes in government regulation affecting our business; public health crises, like the COVID-19 pandemic; natural disasters and catastrophic events; and our ability to attract and retain qualified employees and key personnel, among other things.

Reportable Segments

We operate the business as one reportable segment, which originates, underwrites and services construction loans.

Recently Issued Accounting Pronouncements Not Yet Adopted

In March 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which eliminates the accounting guidance for troubled debt restructurings (“TDR”) for creditors that have adopted the current expected credit losses standard and requires enhanced disclosures for loan modifications made to borrowers experiencing financial difficulty in the form of interest rate reductions, principal forgiveness, other-than-insignificant payment delays, or term extensions. In addition, the new guidance requires presentation in the vintage disclosures of current-period gross write-offs by year of origination. The guidance is effective for the Company in the first quarter of 2023. Entities are able to early adopt the guidance and have the ability to early adopt the TDR enhancements separately from the vintage disclosures. We have not yet adopted this ASU. While the guidance will result in expanded disclosures, we do not believe the adoption of this guidance will have a material impact on our financial position, results of operation or cash flows.
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

Mortgage notes receivable are considered to be short-term financings. As of March 31, 2022, the weighted average term of our active loans was 18 months at origination, which we often elect to extend for several months, based on our evaluation of the expected timeline for completion of construction. All loans require monthly interest only payments, with our weighted average interest rate on our portfolio being 10.4% as of March 31, 2022. Most loans are structured with an interest reserve holdback that covers the interest payments for most of the initial term of the loan. Once the interest reserve is depleted, borrowers are expected to pay their monthly interest payment within 10 days of month-end.

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

Broadmark Realty Capital Inc.

The following table reconciles outstanding mortgage loan commitments to the outstanding balance of mortgage notes receivable as of March 31, 2022 and December 31, 2021:

(dollars in thousands)	March 31, 2022	December 31, 2021
Total loan commitments	$1,586,295	$1,489,055
Less:
Construction holdbacks	591,876	524,462
Interest reserves	41,709	39,880
Total principal outstanding for our mortgage notes receivable	952,710	924,713
Less:
Allowance for credit losses(1)	8,647	10,394
Deferred origination and amendment fees	12,632	12,969
Mortgage notes receivable, net	$931,431	$901,350

(1)
As of March 31, 2022, $1.1 million of the allowance is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable and accrued liabilities in our condensed consolidated balance sheet.

In certain instances, where the interest reserve on a current loan has been fully depleted and the interest payment is not expected to be collected from the borrower, we may place a current loan on non-accrual status and recognize interest income on a cash-basis where principal collection is not in doubt. As of March 31, 2022 and December 31, 2021, the principal outstanding on loans in contractual default status placed on non-accrual status was $66.8 and $101.9 million, respectively, and all non-accrual loans had an allowance for credit losses.

As of March 31, 2022 and December 31, 2021, the total commitment on loans in contractual default was $187.8 and $191.4 million, respectively.

Current Expected Credit Losses

In assessing the current expected credit loss (“CECL“) allowance, we consider historical loss experience, current conditions, and a reasonable and supportable forecast of the macroeconomic environment. We derived an annual historical loss rate based on the Company’s historical loss experience in our portfolio, historical loss experience in the commercial real estate industry provided by a third party adjusted to incorporate the risks of construction lending and to reflect our expectations of the macroeconomic environment based on forecast data per the Federal Reserve.

The following tables summarize the activity in the CECL allowance during the three months ended March 31, 2022 and 2021:

	CECL Allowance
(dollars in thousands)	Funded	Unfunded (2)	Total
CECL allowance as of December 31, 2021	$10,394	$904	$11,298
Provision for credit losses, net	1,554	193	1,747
Charge-offs(1)	(3,301)	—	(3,301)
CECL allowance as of March 31, 2022	$8,647	$1,097	$9,744

	CECL Allowance
(dollars in thousands)	Funded	Unfunded (2)	Total
CECL allowance as of December 31, 2020	$10,590	$—	$10,590
Provision for credit losses, net	1,761	947	2,708
Charge-offs(1)	(1,688)	—	(1,688)
CECL allowance as of March 31, 2021	$10,663	$947	$11,610

(1)
Charge-offs result from either loan repayments where the proceeds are less than the principal outstanding or transfers to investment in real property owned upon foreclosure where the fair values of the underlying collateral are less than the principal outstanding.
(2)
CECL allowance related to unfunded commitments is presented as a liability under accounts payable and accrued liabilities in our condensed consolidated balance sheet.

Broadmark Realty Capital Inc.

In determining our CECL allowance, we segment loans with similar characteristics. All of our loans are secured by residential or commercial real estate and, in assessing estimated credit losses, we evaluate various metrics, including, but not limited to, construction type, collateral type, LTV, market conditions of property location and borrower experience and financial strength.
The following tables allocate the carrying value of our loan portfolio based on our internal credit quality indicators in assessing estimated credit losses and vintage of origination at the dates indicated:

	At March 31, 2022		Year Originated (1)
(dollars in thousands)	Carrying Value	% of Portfolio	2022	2021	2020	2019	2018	Prior
Construction Type
Vertical Construction	$495,037	52.7%	$121,566	$207,032	$127,173	$1,334	$1,247	$36,685
Horizontal Development	202,100	21.5	48,370	129,316	24,414	—	—	—
Acquisition	98,990	10.5	3,318	95,672	—	—	—	—
Investment	65,962	7.0	8,088	34,306	2,165	—	3,753	17,650
Rehabilitation	31,968	3.4	12,281	8,911	10,776	—	—	—
Land Entitlement	25,350	2.7	1,349	24,001	—	—	—	—
Bridge	20,671	2.2	—	18,740	—	1,931	—	—
Total	$940,078	100.0%	$194,972	$517,978	$164,528	$3,265	$5,000	$54,335
CECL allowance(2)	(8,647)
Carrying value, net	$931,431

(1)
Represents the year of either origination or amendment where the loan incurred a full re-underwriting in connection with the amendment.
(2)
Includes $0.9 million in loan specific allowances for loans deemed collateral dependent based on the excess amortized cost over the fair value of the underlying collateral. In addition, $1.1 million of the CECL allowance is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable and accrued liabilities in our condensed consolidated balance sheet.

	At March 31, 2022		Year Originated (1)
(dollars in thousands)	Carrying Value	% of Portfolio	2022	2021	2020	2019	2018	Prior
Collateral Type
Apartments	$115,043	12.2%	$56,684	$27,062	$29,963	$1,334	$—	$—
Residential Lots	110,316	11.8	12,428	71,309	26,579	—	—	—
Single Family Housing	103,128	11.1	50,542	50,117	2,319	—	—	150
Townhomes	84,810	9.0	27,769	43,757	12,691	—	—	593
Commercial	73,113	7.8	5,950	67,163	—	—	—	—
Mixed Use	72,265	7.7	1,104	58,454	10,776	1,931	—	—
Condos	68,059	7.2	4,201	6,330	20,189	—	1,247	36,092
Senior Housing	64,119	6.8	—	38,255	25,864	—	—	—
Storage	56,601	6.0	—	56,601	—	—	—	—
Unentitled Land	48,113	5.1	15,863	28,497	—	—	3,753	—
Entitled Land	47,117	5.0	960	28,657	—	—	—	17,500
Hotel	32,159	3.4	1,241	3,675	27,243	—	—	—
Offices	17,163	1.8	—	9,747	7,416	—	—	—
Quadplex	11,427	1.2	6,407	5,020	—	—	—	—
Commercial Lots	10,353	1.1	3,664	6,689	—	—	—	—
Commercial Other	9,723	1.0	—	9,723	—	—	—	—
Retail	8,410	0.9	—	6,922	1,488	—	—	—
Duplex	7,381	0.8	7,381	—	—	—	—	—
Triplex	778	0.1	778	—	—	—	—	—
Total	$940,078	100.0%	$194,972	$517,978	$164,528	$3,265	$5,000	$54,335
CECL allowance(2)	(8,647)
Carrying value, net	$931,431

(1)
Represents the year of either origination or amendment where the loan incurred a full re-underwriting in connection with the amendment.
(2)
Includes $0.9 million in loan specific allowances for loans deemed collateral dependent based on the excess amortized cost over the fair value of the underlying collateral. In addition, $1.1 million of the CECL allowance is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable and accrued liabilities in our condensed consolidated balance sheet.

Broadmark Realty Capital Inc.

	At March 31, 2022		Year Originated (1)
(dollars in thousands)	Carrying Value	% of Portfolio	2022	2021	2020	2019	2018	Prior
LTV (2)
0 - 40%	$53,404	5.7%	$5,003	$26,818	$—	$—	$3,753	$17,830
41 - 45%	45,239	4.8	11,667	29,554	4,018	—	—	—
46 - 50%	62,403	6.6	7,714	32,592	22,097	—	—	—
51 - 55%	122,558	13.0	40,419	73,192	8,684	—	—	263
56 - 60%	63,159	6.7	42,455	15,164	5,540	—	—	—
61 - 65%	572,393	61.0	79,008	338,828	113,803	3,265	1,247	36,242
66 - 70%	9,605	1.0	8,706	899	—	—	—	—
71- 80%	—	0.0	—	—	—	—	—	—
Above 80%	11,317	1.2	—	931	10,386	—	—	—
Total	$940,078	100.0%	$194,972	$517,978	$164,528	$3,265	$5,000	$54,335
CECL allowance(3)	(8,647)
Carrying value, net	$931,431

(1)
Represents the year of either origination or amendment where the loan incurred a full re-underwriting in connection with the amendment.
(2)
Represents LTV as of origination or latest amendment. LTVs above 65% generally represent loans in contractual default status where we have agreed to extend funds to the borrower above 65% in order to facilitate successful completion of the construction and return of capital.
(3)
Includes $0.9 million in loan specific allowances for loans deemed collateral dependent based on the excess amortized cost over the fair value of the underlying collateral. In addition, $1.1 million of the CECL allowance is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable and accrued liabilities in our condensed consolidated balance sheet.

	At December 31, 2021		Year Originated (1)
(dollars in thousands)	Carrying Value	% of Portfolio	2021	2020	2019	2018	2017	Prior
Construction Type
Vertical Construction	$478,475	52.5%	$234,861	$191,896	$1,177	$2,491	$47,789	$261
Horizontal Development	196,543	21.5	169,041	27,502	—	—	—	—
Acquisition	96,937	10.6	96,937	—	—	—	—	—
Investment	65,703	7.2	42,509	2,101	—	3,608	17,485	—
Rehabilitation	27,023	3.0	11,320	15,703	—	—	—	—
Land Entitlement	24,529	2.7	24,529	—	—	—	—	—
Bridge	22,534	2.5	18,072	2,537	1,925	—	—	—
Total	$911,744	100.0%	$597,269	$239,739	$3,102	$6,099	$65,274	$261
CECL allowance(2)	(10,394)
Carrying value, net	$901,350

(1)
Represents the year of either origination or amendment where the loan incurred a full re-underwriting in connection with the amendment.
(2)
Includes $0.7 million in loan specific allowances for loans deemed collateral dependent based on the excess amortized cost over the fair value of the underlying collateral.

Broadmark Realty Capital Inc.

	At December 31, 2021		Year Originated (1)
(dollars in thousands)	Carrying Value	% of Portfolio	2021	2020	2019	2018	2017	Prior
Collateral Type
Residential Lots	$111,644	12.2%	$85,219	$26,425	$—	$—	$—	$—
Apartments	107,765	11.8	38,232	68,356	1,177	—	—	—
Townhomes	93,300	10.2	51,240	28,979	—	1,017	11,803	261
Mixed Use	85,929	9.5	53,530	30,474	1,925	—	—	—
Single Family Housing	87,902	9.6	84,703	3,049	—	—	150	—
Condos	64,492	7.1	8,805	18,227	—	1,474	35,986	—
Commercial	61,592	6.8	61,592	—	—	—	—	—
Senior Housing	61,236	6.7	35,899	25,337	—	—	—	—
Storage	56,481	6.2	56,481	—	—	—	—	—
Unentitled Land	46,019	5.0	42,411	—	—	3,608	—	—
Entitled Land	45,098	4.9	27,763	—	—	—	17,335	—
Hotel	31,665	3.5	4,886	26,779	—	—	—	—
Offices	15,348	1.7	8,280	7,068	—	—	—	—
Commercial Lots	10,227	1.1	6,670	3,557	—	—	—	—
Quadplex	9,769	1.1	9,769	—	—	—	—	—
Commercial Other	9,080	1.0	9,080	—	—	—	—	—
Retail	7,873	0.9	6,385	1,488	—	—	—	—
Duplex	6,324	0.7	6,324	—	—	—	—	—
Total	$911,744	100.0%	$597,269	$239,739	$3,102	$6,099	$65,274	$261
CECL allowance(2)	(10,394)
Carrying value, net	$901,350

(1)
Represents the year of either origination or amendment where the loan incurred a full re-underwriting in connection with the amendment.
(2)
Includes $0.7 million in loan specific allowances for loans deemed collateral dependent based on the excess amortized cost over the fair value of the underlying collateral.

	At December 31, 2021		Year Originated (1)
(dollars in thousands)	Carrying Value	% of Portfolio	2021	2020	2019	2018	2017	Prior
LTV (2)
0 - 40%	$53,907	5.9%	$32,634	$—	$—	$3,608	$17,665	$—
41 - 45%	48,431	5.3	44,380	4,051	—	—	—	—
46 - 50%	63,690	7.0	41,356	21,317	—	1,017	—	—
51 - 55%	92,238	10.1	74,978	17,260	—	—	—	—
56 - 60%	79,039	8.7	27,115	40,190	—	—	11,473	261
61 - 65%	559,997	61.4	372,645	146,640	3,102	1,474	36,136	—
66 - 70%	645	0.1	645	—	—	—	—	—
71 - 80%	—	0.0	—	—	—	—	—	—
Above 80%	13,797	1.5	3,516	10,281	—	—	—	—
Total	$911,744	100.0%	$597,269	$239,739	$3,102	$6,099	$65,274	$261
CECL allowance(3)	(10,394)
Carrying value, net	$901,350

(1)
Represents the year of either origination or amendment where the loan incurred a full re-underwriting in connection with the amendment.
(2)
Represents LTV as of origination or latest amendment. LTVs above 65% generally represent loans in contractual default status where we have agreed to extend funds to the borrower above 65% in order to ensure successful completion of the construction and return of capital.
(3)
Includes $0.7 million in loan specific allowances for loans deemed collateral dependent based on the excess amortized cost over the fair value of the underlying collateral.

Broadmark Realty Capital Inc.

The following tables allocate the carrying value of collateral dependent loans in our loan portfolio to the collateral type at the dates indicated:

	At March 31, 2022
(dollars in thousands)	Carrying Value	CECL Allowance(1)	Carrying Value, net
Collateral Type
Senior Housing	$51,331	$(1,117)	$50,214
Apartments	5,101	(57)	5,044
Single Family Housing	742	(7)	735
Condos	1,247	(912)	335
Townhomes	263	(1)	262
Total	$58,684	$(2,094)	$56,590

(1)
Includes $0.9 million in loan specific allowances for loans deemed collateral dependent based on the excess amortized cost over the fair value of the underlying collateral and $1.2 million where the fair value was greater than the amortized cost and the allowance is based on the standard CECL methodology.

	At December 31, 2021
(dollars in thousands)	Carrying Value	CECL Allowance(1)	Carrying Value, net
Collateral Type
Senior Housing	$25,337	$(1,103)	$24,234
Entitled Land	17,335	(42)	17,293
Single Family Housing	1,730	(15)	1,715
Condos	1,109	(673)	436
Townhomes	261	(1)	260
Total	$45,772	$(1,834)	$43,938

(1)
Includes $0.7 million in loan specific allowances for loans deemed collateral dependent based on the excess amortized cost over the fair value of the underlying collateral and $1.1 million where the fair value was greater than the amortized cost and the allowance is based on the standard CECL methodology.

Note 4 – Investment in Real Property

As of March 31, 2022 and December 31, 2021, we owned eight and nine properties or projects totaling $63.6 and $68.1 million, respectively.

Real property is classified as held for sale in the period when we commit to a plan and have the authority to sell the asset in its current condition, have initiated an active marketing plan to sell the asset at a price that is reflective of its current fair value and the sale of the asset is both probable and expected to qualify for full sales recognition within a period of 12 months. Real property, held for sale is held at the lower of cost or fair value less estimated costs to sell, which is evaluated on a quarterly basis. Real property that does not qualify as held for sale is classified as held for use. Once construction is complete, real property, held for use is depreciated using the straight-line method over the estimated useful life of the property and depreciation expense is no longer recorded once the real property is classified as held for sale. Costs related to acquisition, development, construction and improvements are capitalized to the extent the investment in the real property does not exceed the fair value less estimated costs to sell. Expenditures for repairs and maintenance are charged to expense when incurred.

The following tables provide information about the carrying value of our owned real property at the periods indicated:

(dollars in thousands)	At March 31, 2022	At December 31, 2021
Collateral Type
Condos	$28,236	$28,441
Offices	18,846	19,388
Townhomes	8,495	9,281
Single Family Housing	4,990	4,134
Retail	—	3,811
Residential Lots	3,019	3,012
Total	$63,586	$68,067

(dollars in thousands)	At March 31, 2022	At December 31, 2021
Held-for-sale	$47,022	$52,531
Held-for-use	16,564	15,536
Total	$63,586	$68,067

Broadmark Realty Capital Inc.

Note 5 – Fair Value Measurements

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

The following tables present estimated fair values of our financial instruments, as of the date indicated, whether or not recognized or recorded in the condensed consolidated balance sheets at the periods indicated:

	March 31, 2022		Fair Value Measurements Using
(dollars in thousands)	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$97,407	$97,407	$97,407	$—	$—
Mortgage notes receivable, net	931,431	931,431	—	—	931,431
Financial Liabilities
Senior unsecured notes	97,360	97,120	—	97,120	—
Private placement warrant liability	1,846	1,846	—	1,846	—

	December 31, 2021		Fair Value Measurements Using
(dollars in thousands)	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$132,889	$132,889	$132,889	$—	$—
Mortgage notes receivable, net	901,350	901,350	—	—	901,350
Financial Liabilities
Senior unsecured notes	97,223	100,000	—	100,000	—
Private placement warrant liability	1,838	1,838	—	1,838	—

The following table sets forth assets measured and reported at carrying value on a nonrecurring basis as of March 31, 2022 and December 31, 2021. All of these values are categorized as Level 3. The table also contains information about valuation methodologies and inputs.

	Carrying Value		Fair Value
(dollars in thousands)	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021	Valuation technique	Unobservable inputs	Range of inputs
Real property — held for sale	$47,022	$52,531	$48,035	$54,169	Collateral valuations	Appraised value, broker opinion of value, discounted cash flows or capitalization rate applied to estimate net operating income	0 - 10%
Collateral dependent loans, net of allowance for credit losses	56,590	43,938	58,684	45,772	Collateral valuations	Discount to appraised value based on comparable market prices	0 - 10%
Total	$103,612	$96,469	$106,719	$99,941

Broadmark Realty Capital Inc.

Fair Value on a Recurring Basis

The Company recorded the value of the Private Placement Warrants as of June 30, 2021. Initially, the fair value of the Private Placement Warrants was classified as Level 3 within the fair value hierarchy as it was valued using a lattice model, which primarily incorporates observable inputs such as our common stock price, exercise price, term of the warrant, dividend yield and the risk-free rate; however, it also incorporates an assumption for equity volatility. For the unobservable volatility input, we solved for the volatility of the Public Warrants using the lattice model that captures the redemption right and analyzed the calculated equity volatility based on the volatility of the common stock of comparable public companies. The valuation methodology as of June 30, 2021 resulted in the same value per share for both the Public Warrants and Private Placement Warrants, indicating the redemption right, a feature excluded from Private Placement Warrants, did not change the valuation; and therefore, the quoted price per share of the Public Warrants was used to value the Private Placement Warrants on a recurring basis at September 30, 2021. As we utilized observable inputs in the valuation, specifically a quoted price for a similar item in an active market, we re-classified the Private Placement Warrant liability from a Level 3 to a Level 2 within the fair value hierarchy as of September 30, 2021. The fair value of the 5.2 million Private Placement Warrants, estimated using the quoted share price of the Public Warrants (BRMK.WS), was approximately $0.09 per warrant or $0.36 per share to arrive at $1.8 million as of March 31, 2022. Refer to Note 7 for additional details on the Private Placement Warrants.

Fair Value on a Nonrecurring Basis

Investments in real properties are initially recorded at the acquisition cost less estimated costs to sell. Upon transfer from mortgage notes receivable to investment in real estate property, the fair value less costs to sell becomes the new cost for the property. Costs related to acquisition, development, construction and improvements are capitalized. At each reporting date, the fair value of real properties held for sale are based upon the most recent independent third-party appraisals of value discounted based upon our experience with actual liquidation values. These discounts to the appraisals generally range from 0% to 10%. As the result of using unobservable inputs in the valuation, we classify investments in real properties held for sale as Level 3 within the fair value hierarchy.

For collateral dependent loans, the fair values are based on the value of the underlying collateral less the estimated costs to sell. At each reporting date, these loans are evaluated based upon the most recent independent third-party appraisals of value discounted based upon our experience with actual liquidation values. These discounts to the appraisals generally range from 0% to 10%. As the result of using unobservable inputs in the valuation, we classify collateral dependent as Level 3 within the fair value hierarchy.

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

Note 6 - Debt

On February 19, 2021, we entered into a credit agreement with a syndicate of lenders and JPMorgan Chase Bank, N.A., as administrative agent for the lenders, providing for a $135.0 million revolving credit facility maturing on February 19, 2024. We incurred fees of approximately $4.5 million in relation to the revolving credit facility, that were capitalized as deferred financing costs on the condensed consolidated balance sheets and are being amortized over the three-year term. As of March 31, 2022 and December 31, 2021, the revolving credit facility has no principal outstanding.

Broadmark Realty Capital Inc.

Our obligations under the revolving credit facility are secured by substantially all of the Company’s assets. The revolving credit facility contains covenants customary for financings of this type, including limitations on the incurrence of indebtedness, liens, asset dispositions, acquisitions, mergers and consolidations, certain dividends, distributions and other payments, advances and investments, payments to affiliates, optional prepayments and other modifications of certain other indebtedness, and amendments, terminations and waivers of certain material agreements, as well as compliance with leverage and coverage ratios and maintenance of minimum tangible net worth. Among other things, the credit agreement provides that we may not pay cash dividends that would result in non-compliance with the financial covenants under the credit agreement or during an event of default under the credit agreement, except in the case of defaults other than payment defaults, for dividends in amounts necessary to maintain our REIT status. The revolving credit facility contains events of default customary for financings of this type, including failure to pay principal, interest and other amounts, materially incorrect representations or warranties, failure to observe covenants and other terms of the revolving credit facility, cross-defaults to other indebtedness, bankruptcy, insolvency, material judgments, certain ERISA violations, changes in control and failure to maintain REIT status, in some cases subject to customary grace periods.

On November 12, 2021, we completed a private offering of $100.0 million of senior unsecured notes. Interest on the notes accrues at the fixed rate of 5.0% per annum, which is payable semi-annually on May 15 and November 15. The notes may be prepaid prior to their maturity date, subject to the payment of applicable premiums. The note purchase agreement governing the notes contains financial covenants that require compliance with leverage and coverage ratios and maintenance of minimum tangible net worth, as well as other affirmative and negative covenants that may limit, among other things, our ability to incur liens and enter into mergers or transfer all or substantially all of our assets. The note purchase agreement also includes customary representations and warranties and customary events of default. The amounts outstanding under the notes will be due on November 15, 2026. We incurred fees of approximately $2.9 million in relation to the issuance of the notes, which are amortized to interest expense over the remaining life of the respective loan term.

The following table presents the carrying values of our senior unsecured notes as of the periods indicated:

(dollars in thousands)	March 31, 2022	December 31, 2021
Principal	$100,000	$100,000
Debt issuance costs	(2,861)	(2,855)
Amortization of debt issuance costs	221	78
Total notes, net	$97,360	$97,223

The following table summarizes the interest expense related to our senior unsecured notes and revolving credit facility for the periods indicated:

	Three Months Ended
	March 31, 2022			March 31, 2021
(in thousands)	Amortization of Deferred Debt Costs	Interest Accrued	Undrawn Fees	Amortization of Deferred Debt Costs	Interest Accrued	Undrawn Fees
5.00% senior unsecured notes	$143	$1,250	$—	$—	$—	$—
Revolving credit facility	379	—	343	142	—	154
Total	$522	$1,250	$343	$142	$—	$154

Note 7 - Stockholders’ Equity and Earnings per Common Share

Stockholders’ Equity

Holders of our common stock are entitled to one vote for each share.

On March 2, 2021, we entered into a distribution agreement with J.P. Morgan Securities LLC, Barclays Capital Inc., B. Riley Securities, Inc., JMP Securities LLC and Raymond James & Associates, Inc. as sales agents, to sell shares of our common stock having an aggregate gross sales price of up to $200,000,000, from time to time, through an “at-the-market” equity offering program (the “ATM Program”). We have no obligation to sell any shares under the ATM Program, and sold no shares under the ATM Program during the three months ended March 31, 2022 and 2021.

Broadmark Realty Capital Inc.

As of March 31, 2022 and December 31, 2021 there were 41.7 million Public Warrants outstanding and 5.2 million Private Placement Warrants outstanding. In the aggregate, we have outstanding warrants to purchase approximately 15.6 million shares of common stock at a price of $11.50 per whole share. Settlement of outstanding warrants will be in shares of our common stock, unless we elect (solely in our discretion) to settle warrants we have called for redemption in cash, and subject to customary adjustment in the event of business combinations and certain tender offers.

The liability for the Private Placement Warrants was $1.8 million as of March 31, 2022 and is included in accounts payable and accrued liabilities in the condensed consolidated balance sheet.

Earnings per Common Share

The table below presents the computation of basic and diluted net income per share of common stock for the periods presented:

	Three Months Ended
(dollars in thousands, except share and per share data):	March 31, 2022	March 31, 2021
Net income	$18,074	$20,381
Basic weighted-average shares of common stock outstanding	132,769,876	132,550,227
Dilutive effect of share-based compensation – unvested restricted stock units	66,895	128,585
Diluted weighted-average shares of common stock outstanding	132,836,771	132,678,812
Basic earnings per share	$0.14	$0.15
Diluted earnings per share	$0.14	$0.15

For the periods presented, the following common stock equivalents were excluded from the calculations of diluted earnings per share because their effect would have been anti-dilutive:

	Three Months Ended
	March 31, 2022	March 31, 2021
Weighted-average restricted stock units outstanding	427,174	249,962
Unexercised Public Warrants and Private Placement Warrants	15,604,279	15,604,304
Total stock equivalents excluded	16,031,453	15,854,266

Note 8 - Income Taxes

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

Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Code, which relate to organizational structure, diversity of stock ownership, and certain restrictions with regard to the nature of assets and the sources of income. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state, and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of March 31, 2022 and December 31, 2021, we were in compliance with all REIT requirements.

Based on our evaluation, we concluded that there are no significant uncertain tax positions requiring recognition in our unaudited condensed consolidated financial statements of a contingent tax liability for uncertain tax positions. Additionally, there

Broadmark Realty Capital Inc.

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

Awards made to our employees and directors typically consist of restricted stock units (“RSUs”) with only a service vesting condition. Awards to certain of our employees contain both service vesting and market conditions and are referred to as performance restricted stock units (“pRSUs”).

The RSU granted under the Plan generally vest from one to three years depending on the terms of the specific award. All RSUs awarded will be settled upon vesting in shares of our common stock.

The pRSUs are contingently issuable at the end of the three fiscal year period based on the Company’s level of achievement of total stockholder return relative to the total stockholder return (“Relative TSR”) of a selected group of industry peer companies for the three-year performance period. A variable level of shares of our common stock will be earned based on the level of achievement of the Relative TSR goals. The earned pRSUs will be paid in the form of common stock promptly following the end of the three-year performance period.

Dividend equivalents are not accrued or paid on unvested equity awards granted to employees, executive officers and directors and accordingly those unvested equity awards are not considered participating securities.

If an award granted under the Plan expires or terminates, the shares subject to any portion of the award that expires or terminates without having been exercised or paid will again become available for the issuance of additional awards.

As of March 31, 2022, there were 3,093,932 shares available to be awarded under the Plan.

The following tables summarize the activity related to RSUs and pRSUs during 2022:

	Shares	Weighted Average Grant Date Fair Market Value
Unvested RSUs outstanding as of December 31, 2021	541,296
Granted	419,101	$8.28
Vested	(109,355)	$10.55
Forfeited	(5,691)	$10.46
Unvested RSUs outstanding as of March 31, 2022	845,351

	Shares	Weighted Average Grant Date Fair Market Value
Unvested pRSUs outstanding as of December 31, 2021	56,978
Granted	276,679	$8.28
Unvested pRSUs outstanding as of March 31, 2022	333,657

Broadmark Realty Capital Inc.

As of March 31, 2022, there was $8.1 million of net unrecognized compensation cost related to unvested stock-based compensation arrangements. This compensation will be recognized on a straight-line basis over a weighted-average recognition period of 2.2 years.

Note 10 - Commitments and Contingencies

The following table illustrates our contractual obligations and commercial commitments by due date as of March 31, 2022:

(dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Construction holdbacks (1)	$591,876	$333,149	$258,727	$—	$—
Operating lease obligations (2)	10,637	865	1,974	2,094	5,704
Total	$602,513	$334,014	$260,701	$2,094	$5,704

(1)
The funding timing and amounts of construction holdbacks are uncertain as these commitments relate to loans for construction costs and depend on the progress and performance of the underlying projects.
(2)
The total operating lease obligation includes $2.7 million of imputed interest.

Construction Loans

Our commitments and contingencies include usual obligations incurred by real estate lending companies in the normal course of business, including construction holdbacks as disclosed in Note 3.

Lease Commitments

On March 18, 2020, we entered into a non-cancelable operating lease agreement for our office space in Seattle with an original lease period expiring in January 2032, which includes an option to extend the lease term for an additional five years. We have concluded that the renewal option is not reasonably certain of being exercised, therefore, the renewal is not included in the right of use asset and lease liability. The lease commencement date was in the first quarter of 2021. The total future cash payments included in the measurement of our operating lease liabilities, net of lease incentives, was $11.7 million at inception of the lease. The right-of-use assets obtained in exchange for the new operating lease obligation and the tenant improvements were $6.4 and $2.0 million, respectively. The discount rate for the operating lease was 6%, resulting in an initial imputed interest amount of $3.3 million.

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

Concentration Risk

Our loan portfolio as of March 31, 2022 is primarily secured by first deed of trust liens on residential and commercial real estate located in 20 states and the District of Columbia. Our loan portfolio is also concentrated within ten counties, the largest being King County in Washington. As of March 31, 2022 and December 31, 2021, the top ten counties make up 46.4% and 46.6% of the total committed amount of loans in our total portfolio.

Note 11 - Employee Benefit Plan

In 2022, we adopted a defined contribution 401(k) retirement plan covering Broadmark employees who have met certain eligibility requirements (the “Broadmark 401(k) Plan”). Eligible employees may contribute pre-tax compensation up to a maximum amount allowable under Internal Revenue Service limitations. Employee contributions and earnings thereon vest immediately. We currently match 3.5% on employee contributions of up to 6% of their annual compensation. The total expense related to the Broadmark 401(k) Plan was $0.1 million for the three months ended March 31, 2022.

Broadmark Realty Capital Inc.

Note 12 - Related Party Transactions

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

Note 13 - Subsequent Events

Dividend Declaration

On March 15, 2022, our board of directors declared a monthly cash dividend of $0.07 per common share payable on April 15, 2022 to stockholders of record as of March 31, 2022, and on April 18, 2022, our board of directors declared a cash dividend of $0.07 per common share payable on May 16, 2022 to stockholders of record as of April 29, 2022.

Broadmark Realty Capital Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with the unaudited condensed consolidated financial statements and related notes in Part I, Item 1 of this Quarterly Report on Form 10-Q and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 28, 2022 including the “Risk Factors” section and consolidated financial statements and notes included therein. The following discussion and analysis contains forward-looking statements and involves numerous risks and uncertainties. Actual results may differ materially from those contained in any forward-looking statements. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2022 or for any other period. Unless the context otherwise requires, references to “Broadmark Realty,” the “Company,” “we,” “us” and “our” refer to Broadmark Realty Capital Inc., a Maryland corporation, and its consolidated subsidiaries.

Broadmark Realty is an internally managed commercial real estate finance company that has elected to be taxed as a real estate investment trust for U.S. federal income tax purposes. Based in Seattle, Washington, we specialize in underwriting, funding, servicing and managing a portfolio of short-term, first deed of trust loans to fund the construction and development of, or investment in, residential or commercial properties. We categorize our loans into the following distinct purposes:

•
Vertical Construction: Loans which fund the building or installing of vertical improvements on real property.
•
Horizontal Development: Loans which fund the building or installing of horizontal improvements on real property including initial site preparation, ground clearing, installing utilities, and road, sidewalk and gutter paving.
•
Acquisition: Loans which fund the acquisition of a property where the intent is generally subsequent financing.
•
Land Entitlement: Loans which fund the entitlement of land and to obtain zoning, permitting or legal use to further develop the property.
•
Rehabilitation: Loans which fund the renovation or improvement of the physical existence of a real property.
•
Bridge: Loans collateralized by completed properties used by borrowers to lease and stabilize an asset with sufficient cashflows to obtain permanent financing.
•
Investment: Loans which do not fit into the other purposes described above such as a cash out refinance or partnership buyout.

We generally operate in states that we believe to have favorable demographic trends and that provide more efficient and quicker access to collateral in the event of borrower default. Beginning in early 2021, we have increased the number of states in which we operate in order to expand our potential lending markets and we plan to be a nationwide lender in the future. As of March 31, 2022, our portfolio of 227 active loans had approximately $1.6 billion of total commitments and $952.7 million of principal outstanding across 175 borrowers in 20 states and the District of Columbia. We refer to loans that have outstanding commitments or principal balances that have not been repaid or retired, including by foreclosure, as “active loans.” Total commitments refer to the aggregate sum of outstanding principal balances, construction holdbacks and committed amounts for future draws and interest reserves on our loans. Historically, our loan portfolio was 100% equity funded, and we had no outstanding debt. On November 12, 2021, we closed the private placement of $100.0 million aggregate principal amount of 5.0% senior unsecured notes due 2026. We plan to opportunistically issue debt and raise capital in the public and private markets from time to time based on market conditions to fund the growth of our portfolio and produce attractive returns for our stockholders. On February 19, 2021, we closed on a $135.0 million revolving credit facility, which has enabled us to use a larger percentage of our cash balances for lending activities.

Broadmark Realty Capital Inc.

Properties securing our loans are generally classified as residential properties, commercial properties or undeveloped land, and are typically not income producing. Each loan is secured by a first deed of trust lien on real estate. Our lending policy limits the committed amount of each loan to a maximum loan-to-value (“LTV”) ratio of up to 65% of the “as-complete” appraised value of the underlying collateral as determined by an independent appraiser at the time of the loan origination. Our lending policy also limits the initial outstanding principal balance of each loan to a maximum LTV of up to 65% of the “as-is” appraised value of the underlying collateral as determined by an independent appraiser at the time of the loan origination. At the time of origination, the difference between the initial outstanding principal and the total commitment is the amount held back for future release, subject to property inspections, progress reports and other conditions in accordance with the loan documents. Unless otherwise indicated, LTV is measured by the total commitment amount of the loan at origination divided by the “as-complete” appraisal. LTVs do not reflect interim activity such as construction draws or interest payments capitalized to loans, or partial repayments of the loan. As of March 31, 2022, the weighted average LTV was 59.2% across our active loan portfolio, based on the total commitment of the loan and “as-complete” appraisals. For our loans in contractual default status as of March 31, 2022, the weighted average LTV was approximately 80.2%, when measured by the sum of the principal outstanding, the estimated costs to complete and the accounts receivable for which collectability is reasonably assured, divided by the most recent “as-complete” appraisal. In addition, our loans are typically personally guaranteed on a recourse basis by the principals of the borrower or others at our discretion to provide further credit support for the loan. The personal guarantee may also be secured by collateral through a pledge of the guarantor’s interest in other real estate or assets owned by the guarantor. As of March 31, 2022, a total of 26 loans were in contractual default, totaling $187.8 million in total commitment or 11.8% of the portfolio based on total commitment.

As of March 31, 2022, the weighted average total commitment of our active loans was $7.0 million, with a weighted average interest rate of 10.4%. The weighted average term of our active loans was 18 months at origination, which we often elect to extend for several months based on our evaluation of the expected timeline for completion of construction. We usually receive loan origination fees, or “points,” which as of March 31, 2022 had a weighted average fee of 3.3% of total commitment at origination, along with loan amendment and extension fees, each of which varies in amount based upon the term of the loan, the credit quality of the borrower and the loan otherwise satisfying our underwriting criteria. In addition, we charge late fees on past due receivables and receive reimbursements from borrowers for costs associated with services provided by us, such as closing costs, collection costs on defaulted loans and construction draw inspection fees.

As a result of the COVID-19 pandemic, we experienced an adverse impact on our loan portfolio, primarily in the form of a significant increase in defaulted loans and a slow-down in construction progress. For example, delays in local government permitting and inspections arising from measures to limit the spread of COVID-19 delayed some projects, adversely affecting the ability of borrowers to complete the projects in accordance with the terms of the loans. We experienced an increase in delinquencies and requests for extensions or forbearance. In addition, market conditions have increased the timeline to resolve non-performing loans. Delays in repayment of our outstanding loans or sales of foreclosed properties reduce the capital available for future loan originations.

The U.S. and global economy began reopening in 2021 and wider distribution of effective vaccines for COVID-19 encouraged greater economic activity. Nonetheless, the recovery could remain uneven, particularly given uncertainty with respect to the distribution and acceptance of the vaccines and their effectiveness in preventing the spread of COVID-19, including its new variant strains. There remains significant uncertainty regarding the timing and duration of the economic recovery, which precludes any prediction as to the ultimate adverse impact of the COVID-19 pandemic on economic and market conditions. There remain shortages in raw materials, manufactured products and labor across industries that are resulting in longer construction timelines and rising prices, which are dampening a full economic recovery within the construction industry. The prolonged duration and impact of the COVID-19 pandemic could continue to negatively impact our business, financial performance and operating results.

Broadmark Realty Capital Inc.

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

Key Indicators of Financial Condition and Operating Performance

In assessing the performance of our business, we consider a variety of financial and operating metrics, which include both GAAP and non-GAAP metrics, including the following:

Interest income earned on our loans. A primary source of our revenue is interest income earned on our loan portfolio. As of March 31, 2022, our loans bear a weighted average interest rate of 10.4%, paid monthly, primarily from interest reserves and, to a much lesser extent, cash payments. Certain of our mortgage notes provide for minimum interest provisions, to which the contractual rate applies, which is typically between 50% and 70% of the face amount of the note until the outstanding principal under the note exceeds a minimum threshold. A reduction in or absence of minimum interest provisions in our mortgage notes and an increase in the amount of our loans in non-accrual status as a result of being in contractual default reduce our effective interest-bearing principal and the interest income we earn on our loans. The effective interest-bearing principal represents the principal balance outstanding plus the excess of minimum interest provisions over the actual principal outstanding and minus the principal balance outstanding on non-accrual status. As of March 31, 2022 and December 31, 2021, the effective interest-bearing principal net of non-accrual principal was $895.3 and $840.1 million, respectively. This represents the principal balance outstanding of $952.7 and $924.7 million plus the excess of minimum interest provisions over the actual principal outstanding of $9.4 and $17.3 million less the non-accrual principal of $66.8 and $101.9 million as of March 31, 2022 and December 31, 2021, respectively. We expect the trend of lower effective interest-bearing principal than historic levels to continue in subsequent quarters as a result of the absence of minimum interest provisions in new originations and loans in non-accrual status.

Fees and other revenue recognized from originating and servicing our loans. Fee income is comprised of loan origination and amendment fees, loan renewal and extension fees, late fees, inspection fees and exit fees. The majority of fee income is comprised of loan origination fees, or “points,” which as of March 31, 2022, had a weighted average fee of 3.3% of the total commitment at origination. In addition to origination fees, we earn loan extension fees when maturing loans are renewed or extended and amendment fees when loan terms are modified, such as increases in interest reserves and construction holdbacks in line with our underwriting criteria or upon modification of a loan for the transition from horizontal development to vertical construction. Loans are generally only renewed or extended if the loan is not in default and satisfies our underwriting criteria, including our maximum LTV ratio of up to 65% of the appraised value, as determined by an independent appraiser at the time of loan origination, or based on an updated appraisal, if required. Loan origination and renewal fees are deferred and recognized in income over the contractual maturity of the underlying loan.

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

Broadmark Realty Capital Inc.

The following tables contains the total amount of our loan originations and repayments for the periods indicated:

	Three Months Ended
(dollars in millions)	March 31, 2022	March 31, 2021
Loans originated(1)	$167.5	$117.6
Loans repaid(2)	$65.1	$71.2

(1)
Based on original total loan commitment amounts and excluding amendments.
(2)
Based on fully repaid loans during the period and excluding partial repayments.

Credit quality of our loan portfolio. All of our loans are secured by residential or commercial real estate and, in assessing estimated credit losses, we evaluate our internal credit quality indicators, including, but not limited to, construction type, collateral type, LTV, market conditions of property location and borrower experience and financial strength.

The following tables allocate the carrying value of our loan portfolio based on construction type, collateral type and LTV used in assessing estimated credit losses and vintage of origination at the dates indicated:

	At March 31, 2022		Year Originated (1)
(dollars in thousands)	Carrying Value	% of Portfolio	2022	2021	2020	2019	2018	Prior
Construction Type
Vertical Construction	$495,037	52.7%	$121,566	$207,032	$127,173	$1,334	$1,247	$36,685
Horizontal Development	202,100	21.5	48,370	129,316	24,414	—	—	—
Acquisition	98,990	10.5	3,318	95,672	—	—	—	—
Investment	65,962	7.0	8,088	34,306	2,165	—	3,753	17,650
Rehabilitation	31,968	3.4	12,281	8,911	10,776	—	—	—
Land Entitlement	25,350	2.7	1,349	24,001	—	—	—	—
Bridge	20,671	2.2	—	18,740	—	1,931	—	—
Total	$940,078	100.0%	$194,972	$517,978	$164,528	$3,265	$5,000	$54,335
CECL allowance(2)	(8,647)
Carrying value, net	$931,431

(1)
Represents the year of either origination or amendment where the loan incurred a full re-underwriting in connection with the amendment.
(2)
Includes $0.9 million in loan specific allowances for loans deemed collateral dependent based on the excess amortized cost over the fair value of the underlying collateral. In addition, $1.1 million of the CECL allowance is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable and accrued liabilities in our condensed consolidated balance sheet.

Broadmark Realty Capital Inc.

	At March 31, 2022		Year Originated (1)
(dollars in thousands)	Carrying Value	% of Portfolio	2022	2021	2020	2019	2018	Prior
Collateral Type
Apartments	$115,043	12.2%	$56,684	$27,062	$29,963	$1,334	$—	$—
Residential Lots	110,316	11.8	12,428	71,309	26,579	—	—	—
Single Family Housing	103,128	11.1	50,542	50,117	2,319	—	—	150
Townhomes	84,810	9.0	27,769	43,757	12,691	—	—	593
Commercial	73,113	7.8	5,950	67,163	—	—	—	—
Mixed Use	72,265	7.7	1,104	58,454	10,776	1,931	—	—
Condos	68,059	7.2	4,201	6,330	20,189	—	1,247	36,092
Senior Housing	64,119	6.8	—	38,255	25,864	—	—	—
Storage	56,601	6.0	—	56,601	—	—	—	—
Unentitled Land	48,113	5.1	15,863	28,497	—	—	3,753	—
Entitled Land	47,117	5.0	960	28,657	—	—	—	17,500
Hotel	32,159	3.4	1,241	3,675	27,243	—	—	—
Offices	17,163	1.8	—	9,747	7,416	—	—	—
Quadplex	11,427	1.2	6,407	5,020	—	—	—	—
Commercial Lots	10,353	1.1	3,664	6,689	—	—	—	—
Commercial Other	9,723	1.0	—	9,723	—	—	—	—
Retail	8,410	0.9	—	6,922	1,488	—	—	—
Duplex	7,381	0.8	7,381	—	—	—	—	—
Triplex	778	0.1	778	—	—	—	—	—
Total	$940,078	100.0%	$194,972	$517,978	$164,528	$3,265	$5,000	$54,335
CECL allowance(2)	(8,647)
Carrying value, net	$931,431

(1)
Represents the year of either origination or amendment where the loan incurred a full re-underwriting in connection with the amendment.
(2)
Includes $0.9 million in loan specific allowances for loans deemed collateral dependent based on the excess amortized cost over the fair value of the underlying collateral. In addition, $1.1 million of the CECL allowance is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable and accrued liabilities in our condensed consolidated balance sheet.

	At March 31, 2022		Year Originated (1)
(dollars in thousands)	Carrying Value	% of Portfolio	2022	2021	2020	2019	2018	Prior
LTV (2)
0 - 40%	$53,404	5.7%	$5,003	$26,818	$—	$—	$3,753	$17,830
41 - 45%	45,239	4.8	11,667	29,554	4,018	—	—	—
46 - 50%	62,403	6.6	7,714	32,592	22,097	—	—	—
51 - 55%	122,558	13.0	40,419	73,192	8,684	—	—	263
56 - 60%	63,159	6.7	42,455	15,164	5,540	—	—	—
61 - 65%	572,393	61.0	79,008	338,828	113,803	3,265	1,247	36,242
66 - 70%	9,605	1.0	8,706	899	—	—	—	—
71- 80%	—	0.0	—	—	—	—	—	—
Above 80%	11,317	1.2	—	931	10,386	—	—	—
Total	$940,078	100.0%	$194,972	$517,978	$164,528	$3,265	$5,000	$54,335
CECL allowance(3)	(8,647)
Carrying value, net	$931,431

(1)
Represents the year of either origination or amendment where the loan incurred a full re-underwriting in connection with the amendment.
(2)
Represents LTV as of origination or latest amendment. LTVs above 65% generally represent loans in contractual default status where we have agreed to extend funds to the borrower above 65% in order to ensure successful completion of the construction and return of capital.
(3)
Includes $0.9 million in loan specific allowances for loans deemed collateral dependent based on the excess amortized cost over the fair value of the underlying collateral. In addition, $1.1 million of the CECL allowance is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable and accrued liabilities in our condensed consolidated balance sheet.

Broadmark Realty Capital Inc.

	At December 31, 2021		Year Originated (1)
(dollars in thousands)	Carrying Value	% of Portfolio	2021	2020	2019	2018	2017	Prior
Construction Type
Vertical Construction	$478,475	52.5%	$234,861	$191,896	$1,177	$2,491	$47,789	$261
Horizontal Development	196,543	21.5	169,041	27,502	—	—	—	—
Acquisition	96,937	10.6	96,937	—	—	—	—	—
Investment	65,703	7.2	42,509	2,101	—	3,608	17,485	—
Rehabilitation	27,023	3.0	11,320	15,703	—	—	—	—
Land Entitlement	24,529	2.7	24,529	—	—	—	—	—
Bridge	22,534	2.5	18,072	2,537	1,925	—	—	—
Total	$911,744	100.0%	$597,269	$239,739	$3,102	$6,099	$65,274	$261
CECL allowance(2)	(10,394)
Carrying value, net	$901,350

(1)
Represents the year of either origination or amendment where the loan incurred a full re-underwriting in connection with the amendment.
(2)
Includes $0.7 million in loan specific allowances for loans deemed collateral dependent based on the excess amortized cost over the fair value of the underlying collateral.

	At December 31, 2021		Year Originated (1)
(dollars in thousands)	Carrying Value	% of Portfolio	2021	2020	2019	2018	2017	Prior
Collateral Type
Residential Lots	$111,644	12.2%	$85,219	$26,425	$—	$—	$—	$—
Apartments	107,765	11.8	38,232	68,356	1,177	—	—	—
Townhomes	93,300	10.2	51,240	28,979	—	1,017	11,803	261
Mixed Use	85,929	9.5	53,530	30,474	1,925	—	—	—
Single Family Housing	87,902	9.6	84,703	3,049	—	—	150	—
Condos	64,492	7.1	8,805	18,227	—	1,474	35,986	—
Commercial	61,592	6.8	61,592	—	—	—	—	—
Senior Housing	61,236	6.7	35,899	25,337	—	—	—	—
Storage	56,481	6.2	56,481	—	—	—	—	—
Unentitled Land	46,019	5.0	42,411	—	—	3,608	—	—
Entitled Land	45,098	4.9	27,763	—	—	—	17,335	—
Hotel	31,665	3.5	4,886	26,779	—	—	—	—
Offices	15,348	1.7	8,280	7,068	—	—	—	—
Commercial Lots	10,227	1.1	6,670	3,557	—	—	—	—
Quadplex	9,769	1.1	9,769	—	—	—	—	—
Commercial Other	9,080	1.0	9,080	—	—	—	—	—
Retail	7,873	0.9	6,385	1,488	—	—	—	—
Duplex	6,324	0.7	6,324	—	—	—	—	—
Total	$911,744	100.0%	$597,269	$239,739	$3,102	$6,099	$65,274	$261
CECL allowance(2)	(10,394)
Carrying value, net	$901,350

(1)
Represents the year of either origination or amendment where the loan incurred a full re-underwriting in connection with the amendment.
(2)
Includes $0.7 million in loan specific allowances for loans deemed collateral dependent based on the excess amortized cost over the fair value of the underlying collateral.

Broadmark Realty Capital Inc.

	At December 31, 2021		Year Originated (1)
(dollars in thousands)	Carrying Value	% of Portfolio	2021	2020	2019	2018	2017	Prior
LTV (2)
0 - 40%	$53,907	5.9%	$32,634	$—	$—	$3,608	$17,665	$—
41 - 45%	48,431	5.3	44,380	4,051	—	—	—	—
46 - 50%	63,690	7.0	41,356	21,317	—	1,017	—	—
51 - 55%	92,238	10.1	74,978	17,260	—	—	—	—
56 - 60%	79,039	8.7	27,115	40,190	—	—	11,473	261
61 - 65%	559,997	61.4	372,645	146,640	3,102	1,474	36,136	—
66 - 70%	645	0.1	645	—	—	—	—	—
71 - 80%	—	0.0	—	—	—	—	—	—
Above 80%	13,797	1.5	3,516	10,281	—	—	—	—
Total	$911,744	100.0%	$597,269	$239,739	$3,102	$6,099	$65,274	$261
CECL allowance(3)	(10,394)
Carrying value, net	$901,350

(1)
Represents the year of either origination or amendment where the loan incurred a full re-underwriting in connection with the amendment.
(2)
Represents LTV as of origination or latest amendment. LTVs above 65% generally represent loans in contractual default status where we have agreed to extend funds to the borrower above 65% in order to ensure successful completion of the construction and return of capital.
(3)
Includes $0.7 million in loan specific allowances for loans deemed collateral dependent based on the excess amortized cost over the fair value of the underlying collateral.

Dividends Declared. The following table summarizes the declared cash dividends per common share activity for the periods indicated:

	Three Months Ended
	March 31, 2022	March 31, 2021
Dividends declared per common share	$0.21	$0.21

Earnings per Common Share. The following table summarizes the earnings (GAAP) and distributable earnings (non-GAAP) per common share activity for the periods indicated:

	Three Months Ended
	March 31, 2022	March 31, 2021
Earnings per common share, basic	$0.14	$0.15
Earnings per common share, diluted	0.14	0.15
Distributable earnings per diluted share of common stock prior to realized loss on investments	0.17	0.19
Distributable earnings per diluted share of common stock	0.15	0.18

Non-GAAP Financial Measures

Distributable Earnings

We have elected to present “distributable earnings” and “distributable earnings prior to realized loss on investments” as supplemental non-GAAP financial measures used by management to evaluate our operating performance. We define distributable earnings as net income attributable to common stockholders adjusted for: (i) impairment recorded on our investments; (ii) unrealized gains or losses on our investments (including provision for credit losses) and warrant liabilities; (iii) new public company transition expenses; (iv) non-capitalized transaction-related and other one-time expenses; (v) non-cash stock-based compensation; (vi) depreciation and amortization including amortization of our intangible assets; and (vii) deferred taxes, which are subject to variability and generally not indicative of future economic performance or representative of current operations.

During the three months ended March 31, 2022 and 2021, provision for credit losses, net was $1.7 and $2.7 million, respectively, which has been excluded from distributable earnings consistent with other unrealized gains (losses) pursuant to our policy for reporting distributable earnings. We expect to recognize such potential credit losses in distributable earnings if and when such amounts are deemed nonrecoverable upon a realization event. This is generally upon charge-off of principal at the time of loan repayment or upon sale of real property owned by us and the amount of proceeds is less than the principal outstanding at the time of foreclosure.

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

The table below is a reconciliation of distributable earnings and distributable earnings prior to realized loss on investments to the most directly comparable GAAP financial measure:

	Three Months Ended
(dollars in thousands, except share and per share data)	March 31, 2022	March 31, 2021
Net income attributable to common stockholders	$18,074	$20,381
Adjustments for non-distributable earnings:
Stock-based compensation expense	985	737
New public company expenses(1)	—	664
Non-capitalized transaction and other one-time expenses(2)	1,027	—
Change in fair value of warrant liabilities	8	—
Depreciation and amortization	219	163
Provision for credit losses, net	1,747	2,708
Distributable earnings prior to realized loss on investments:	$22,060	$24,653
Realized credit losses(3)	(2,451)	(1,401)
Distributable earnings:	$19,609	$23,252
Distributable earnings per diluted share of common stock prior to realized loss on investments	$0.17	$0.19
Distributable earnings per diluted share of common stock	$0.15	$0.18
Weighted-average number of shares of common stock outstanding, basic and diluted
Basic	132,769,876	132,550,227
Diluted	132,836,771	132,678,812

(1)
Expenses directly related to professional fees in connection with our new public company reporting procedures, the design and implementation of internal controls under Section 404 of the Sarbanes-Oxley Act and the implementation of the CECL standard.
(2)
Includes other one-time expenses primarily related to the various costs associated with the search for and hiring of our new chief executive officer.
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

Broadmark Realty Capital Inc.

Results from Operations

The period-to-period comparison of results is not necessarily indicative of results for future periods. The tables below set forth the results of our operations for the periods indicated, both in dollars and as a percentage of revenue (amounts in thousands, except percentage data):

	Three Months Ended
Statements of Operations Data:	March 31, 2022	March 31, 2021
Revenues:
Interest income	$24,110	$22,017
Fee income	5,763	7,451
Total revenue	29,873	29,468

Expenses:
Compensation and employee benefits	5,078	3,446
General and administrative	2,851	2,653
Interest expense	2,115	280
Total expenses	10,044	6,379

Impairment:
Provision for credit losses, net	1,747	2,708

Other (expense) income:
Change in fair value of warrant liabilities	(8)	—

Income before provision for income taxes	18,074	20,381
Income tax provision	—	—
Net income	$18,074	$20,381

	Three Months Ended
Percentage of Revenue:	March 31, 2022	March 31, 2021
Revenues:
Interest income	81%	75%
Fee income	19	25
Total revenue	100	100

Expenses:
Compensation and employee benefits	17	12
General and administrative	10	9
Interest expense	7	1
Total expenses	34	22

Impairment:
Provision for credit losses, net	6	9

Other (expense) income:
Change in fair value of warrant liabilities	—	—

Income before provision for income taxes	60	69
Income tax provision	—	—
Net income	60%	69%

Comparison of Results of Operations

Unless otherwise stated, for purposes of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the comparison of the results of operations is for the three months ended March 31, 2022 and March 31, 2021.

Broadmark Realty Capital Inc.

Revenue

Total revenue for the three months ended March 31, 2022 and 2021 was $29.9 and $29.5 million, respectively, an increase of $0.4 million. The increase primarily relates to an increase in interest income of $2.1 million, partially offset by a decrease in fee income of $1.7 million, which are discussed in more detail below.

Expenses

Total expenses for the three months ended March 31, 2022 and 2021 were $10.0 and $6.4 million, respectively. The increase primarily relates to increases in interest expense, compensation and employee benefits and general and administrative expenses of $1.8, $1.6 and $0.2 million, respectively, which are discussed in more detail below.

Interest Income

Interest income increased by $2.1 million, or 9.5%, for the three months ended March 31, 2022 from the three months ended March 31, 2021, primarily due to an increase of 8% in the average size of our loan portfolio in the 2022 period compared to the 2021 period as a result of (1) the increase in the amount of capital deployed into new originations, (2) the increase in the size of our loan portfolio resulting from our purchase of loan participations in August 2021 in connection with the liquidation of the Private REIT and (3) a higher average effective interest-bearing principal outstanding during the 2022 period compared to the 2021 period as a result of a lower percentage of the loan portfolio being on non-accrual status. These increases were partially offset by the effect of lower fixed rate interests and no minimum interest provisions on loans recently originated.

Fee Income

Fee income decreased by $1.7 million, or 22.7%, for the three months ended March 31, 2022 from the three months ended March 31, 2021, primarily due to lower weighted average origination fees on loans recently originated due to increased competition in the marketplace along with a lower volume of amendment and extension fees during the 2022 period compared to the 2021 period as fewer loans were extended beyond their maturity date due to construction delays. The decreases were partially offset by increases resulting from increases in our loan portfolio for the reasons discussed above in “Interest Income”.

Compensation and Employee Benefits

Compensation and employee benefits expense increased by $1.6 million, or 47.4%, for the three months ended March 31, 2022 from the three months ended March 31, 2021, primarily due to an increase of $1.5 million resulting from increased incentive compensation, higher employee headcount and wages, and relocation expenses associated with hiring the new chief executive officer during the 2022 period compared to the 2021 period.

General and Administrative

General and administrative expense remained relatively flat with an increase of $0.2 million, or 7.5%, for the three months ended March 31, 2022 from the three months ended March 31, 2021. The increase was primarily due to an increase of $0.3 million in recruiting expenses associated with hiring the new chief executive officer during the 2022 period. This increase was partially offset by a $0.2 million decrease in professional services during the 2022 period compared to the 2021 period as a result of the higher costs incurred in 2021 for the implementation of the CECL standard and the first year of auditor testing of internal controls under Section 404 of the Sarbanes-Oxley Act.

Interest Expense

Interest expense increased by $1.8 million for the three months ended March 31, 2022 from the three months ended March 31, 2021, primarily due to increases during the 2022 period compared to the 2021 period of $1.4 million in interest expense and amortization of deferred financing costs for our senior unsecured notes issued during the fourth quarter of 2021 and $0.4 million as a result of full quarter of expenses in 2022 related to the undrawn fees and amortization of deferred financing costs for our revolving credit facility issued in February 2021.

Broadmark Realty Capital Inc.

Provision for Credit Losses, Net

The provision for credit losses decreased $1.0 million for the three months ended March 31, 2022 from the three months ended March 31, 2021. This decrease primarily resulted from an increase in acquisition and investment type loans with lower construction risk as well as a decrease in loans in contractual default in the 2022 period compared to the 2021 period.

Liquidity and Capital Resources

Overview

Our primary liquidity needs include ongoing commitments to fund our lending activities and future funding obligations for our existing loan portfolio, paying dividends and funding other general business needs. Our material cash requirements from known contractual and other obligation are set forth in Note 10 - Commitment and Contingencies of our unaudited condensed consolidated financial statements included in this Report. As of March 31, 2022 and December 31, 2021, our cash and cash equivalents totaled $97.4 and $132.9 million, respectively. As of March 31, 2022 and 2021, our total liquidity includes not only cash and cash equivalents, but our entire undrawn revolving credit facility of $135.0 million.

We seek to meet our long-term liquidity requirements, such as real estate lending needs, including future construction draw commitments, primarily through our existing cash resources and return of capital from investments, including loan repayments. Additionally, we intend to use borrowings under our revolving credit facility from time to time as a cash management tool in between collecting loan repayments. We expect to opportunistically issue debt and raise capital in the public and private markets from time to time based on market conditions. As of March 31, 2022, we had $1.6 billion of total loan commitments outstanding, of which we have funded $952.7 million.

Debt-to-Equity Ratio

The following table presents our debt-to-equity ratio, based on the amounts presented in our condensed consolidated balance sheets included in this Report, as of the dates presented:

	March 31, 2022	December 31, 2021
Debt–to–Equity Ratio	0.085	0.085

Revolving Credit Facility

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

Broadmark Realty Capital Inc.

Senior Unsecured Notes

On November 12, 2021, we completed a private offering of $100.0 million of senior unsecured notes. Interest on the notes accrues at the fixed rate of 5.00% per annum, payable semi-annually in arrears. The notes may be prepaid prior to their maturity date, subject to the payment of applicable premiums. The note purchase agreement contains financial covenants that require compliance with leverage and coverage ratios and maintenance of minimum tangible net worth, as well as other affirmative and negative covenants that may limit, among other things, our ability to incur liens and enter into mergers or transfer all or substantially all of our assets. The note purchase agreement governing the notes also includes customary representations and warranties and customary events of default.

Equity Offering Program

On March 2, 2021, we entered into a distribution agreement with J.P. Morgan Securities LLC, Barclays Capital Inc., B. Riley Securities, Inc., JMP Securities LLC and Raymond James & Associates, Inc. as sales agents, to sell shares of our common stock having an aggregate gross sales price of up to $200,000,000, from time to time, through an “at-the-market” equity offering program (the “ATM Program”). We have no obligation to sell any shares under the ATM Program and sold no shares under the ATM Program during the three months ended March 31, 2022.

We believe our existing sources of liquidity are sufficient to fund our existing commitments. To the extent funds available for new loans are limited, we will manage our capital deployment based on the receipt of payoffs and may from time-to-time use borrowings under our revolving credit facility. As a key component of our growth strategy going forward, we plan to raise capital from time to time subject to market conditions, which may include additional debt financing. We intend to maintain a conservative balance sheet and debt to equity ratio. Under our credit agreement for our revolving credit facility, we must maintain a total debt to equity ratio that does not exceed 30%.

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

Sources and Uses of Cash

The following table sets forth changes in cash and cash equivalents for the periods indicated:

	Three Months Ended
(dollars in thousands)	March 31, 2022	March 31, 2021
Cash provided by (used in):
Operating activities	$14,553	$16,341
Investing activities	(21,828)	(3,825)
Financing activities	(28,207)	(31,614)
Net decrease in cash & cash equivalents	$(35,482)	$(19,098)

Comparison of Results of Cash Flows for the Three Months Ended March 31, 2022 and March 31, 2021

Net cash provided by operating activities for the three months ended March 31, 2022 and 2021 were $14.6 and $16.3 million, respectively. Net cash provided by operating activities is driven by our net income adjusted for non-cash items and changes in operating assets and liabilities. The $1.7 million decrease in cash provided by operating activities in the 2022 period compared to the 2021 period was primarily due to the $1.6 million increase in compensation and employee benefits, the reasons for which are discussed in more detail above in the “Comparison of Results of Operations.” The reconciliations between net income and cash provided by operating activities in the consolidated statement of cash flows include adjustments to net income for non-cash items that, while fluctuating between the 2022 and 2021 periods, have no effect on cash that was provided by operating activities.

Broadmark Realty Capital Inc.

Net cash used in investing activities was $21.8 and $3.8 million, respectively for the three months ended March 31, 2022 and 2021. The increase in cash used in investing activities of $18.0 million was primarily due to higher principal outstanding under our mortgage notes receivable between the 2022 and 2021 periods partially offset by the $5.0 million increase in proceeds from sale of real property.

Net cash used in financing activities was $28.2 and $31.6 million, respectively for the three months ended March 31, 2022 and 2021. The decrease in cash used in financing activities of $3.4 million was primarily due to the $5.1 million payment of costs to obtain our revolving credit facility in the 2021 period, partially offset by a $1.4 million increase in dividends paid in the 2022 period compared to the 2021 period.

Critical Accounting Policies and Estimates

For information on our critical accounting policies and estimates, see Part II “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Use of Estimates” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. There have been no material changes to our critical accounting policies and estimates as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2022, we did not have any outstanding “market risk sensitive instruments,” as such term is used within the meaning of Item 305 of SEC Regulation S-K. However, we are subject to other types of business risk described below and under “Market Risks Related to Real Estate Loans” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Risks Related to Real Estate

Residential and commercial property values are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, events such as natural disasters, including hurricanes and earthquakes, acts of war and terrorism, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions (such as an oversupply of housing, retail, industrial, office or other commercial space); changes or continued weakness in specific industry segments; construction quality, construction cost, age and design; demographic factors; retroactive changes to building or similar codes; and increases in operating expenses (such as energy costs). In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay the loans, which could also cause us to suffer losses. These factors could adversely affect our business, financial condition, results of operations and ability to pay dividends to stockholders.

Broadmark Realty Capital Inc.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Report. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2022.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2022, there were no changes in the Company’s internal control over financial reporting (as such terms are defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

The Company is involved in legal proceedings which arise in the ordinary course of business. It believes that the outcome of such matters, individually and in the aggregate, will not have a material adverse effect on its business, financial condition or results of operations.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

Broadmark Realty Capital Inc.

ITEM 6. EXHIBITS

10.1

Employment Agreement, dated February 2, 2022, by and between Broadmark Realty Capital Inc. and Brian Ward (incorporated by reference to Exhibit 10.1 to Broadmark Realty’s Form 8-K (File No. 001-39134), filed with the SEC on February 7, 2022).

10.2

Letter Agreement, dated February 2, 2022, by and between Broadmark Realty Capital Inc. and Jeffrey Pyatt (incorporated by reference to Exhibit 10.2 to Broadmark Realty's Form 8-K (File No. 001-39134), filed with the SEC on February 7, 2022).

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

BROADMARK REALTY CAPITAL INC.

Date: May 9, 2022	By:	/s/ Brian P. Ward
	Name:	Brian P. Ward
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2022	By:	/s/ David Schneider
	Name:	David Schneider
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)