Form 10-Q
period 2022-06-30
Broadmark Realty Capital Inc.
filed 2022-08-08
CIK 1784797

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 1, 2022, there were 132,866,617 shares of common stock outstanding.

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

Broadmark Realty Capital Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data, unaudited)

	June 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$35,958	$132,889
Mortgage notes receivable, net	957,226	901,350
Interest and fees receivable, net	17,496	17,526
Investment in real property, net	93,210	68,067
Right-of-use assets	5,816	6,016
Goodwill	136,965	136,965
Other assets	6,998	8,342
Total assets	$1,253,669	$1,271,155

Liabilities and stockholders' equity
Senior unsecured notes, net	$97,503	$97,223
Dividends payable	9,301	9,291
Accounts payable and accrued liabilities	10,759	8,180
Lease liabilities	7,762	7,993
Total liabilities	$125,325	$122,687
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, $0.001 par value, 100,000,000 shares authorized, no shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized, 132,858,587 and 132,716,338 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	132	132
Additional paid in capital	1,218,590	1,216,957
Accumulated deficit	(90,378)	(68,621)
Total stockholders' equity	1,128,344	1,148,468
Total liabilities and stockholders' equity	$1,253,669	$1,271,155

See accompanying notes to the unaudited condensed consolidated financial statements

Broadmark Realty Capital Inc.

Condensed Consolidated Statements of Income

(in thousands, except share and per share data, unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Revenues:
Interest income	$22,132	$21,618	$46,242	$43,635
Fee income	6,384	7,565	12,147	15,016
Total revenues	$28,516	$29,183	$58,389	$58,651

Expenses:
Compensation and employee benefits	3,920	3,550	8,998	6,996
General and administrative	3,309	2,816	6,545	5,416
Real property management expenses, net	1,074	55	941	108
Interest expense	2,120	718	4,235	998
Total expenses	10,423	7,139	20,719	13,518

Impairment:
Provision for credit losses, net	2,694	58	4,441	2,766

Other (expense) income:
Change in fair value of warrant liabilities	186	(3,734)	178	(3,734)
Gain on sale of real property	707	—	959	—
Impairment on real property	(346)	—	(346)	—
Total other (expense) income	547	(3,734)	791	(3,734)

Income before provision for income taxes	15,946	18,252	34,020	38,633
Income tax provision	—	—	—	—
Net income	$15,946	$18,252	$34,020	$38,633
Earnings per common share:
Basic	$0.12	$0.14	$0.26	$0.29
Diluted	$0.12	$0.14	$0.26	$0.29
Weighted-average shares of common stock outstanding, basic and diluted:
Basic	132,812,622	132,585,116	132,803,085	132,567,768
Diluted	132,930,721	132,646,389	132,895,582	132,636,425

See accompanying notes to the unaudited condensed consolidated financial statements

Broadmark Realty Capital Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data, unaudited)

	Preferred		Common Stock		Additional
	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balances as of December 31, 2021	—	$—	132,716,338	$132	$1,216,957	$(68,621)	$1,148,468
Net income	—	—	—	—	—	18,074	18,074
Dividends	—	—	—	—	—	(27,885)	(27,885)
Issuance of shares for vested restricted stock units	—	—	109,355	—	—	—	—
Issuance of shares for exercised warrants	—	—	25	—	—	—	—
Shares withheld for tax liability	—	—	(32,276)	—	(328)	—	(328)
Stock-based compensation expense for restricted stock units	—	—	—	—	985	—	985
Balances as of March 31, 2022	—	$—	132,793,442	$132	$1,217,614	$(78,432)	$1,139,314
Net income	—	—	—	—	—	15,946	15,946
Dividends	—	—	—	—	—	(27,892)	(27,892)
Issuance of shares for vested restricted stock units	—	—	71,036	—	—	—	—
Issuance of shares for exercised warrants	—	—	—	—	—	—	—
Shares withheld for tax liability	—	—	(5,891)	—	(43)	—	(43)
Stock-based compensation expense for restricted stock units	—	—	—	—	1,019	—	1,019
Balances as of June 30, 2022	—	$—	132,858,587	$132	$1,218,590	$(90,378)	$1,128,344

	Preferred		Common Stock		Additional
	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balances as of December 31, 2020	—	$—	132,532,383	$132	$1,213,987	$(39,698)	$1,174,421
Net income	—	—	—	—	—	20,381	20,381
Dividends	—	—	—	—	—	(27,838)	(27,838)
Issuance of shares for vested restricted stock units	—	—	34,027	—	—	—	—
Stock-based compensation expense for restricted stock units	—	—	—	—	737	—	737
Balances as of March 31, 2021	—	$—	132,566,410	$132	$1,214,724	$(47,155)	$1,167,701
Net income	—	—	—	—	—	18,252	18,252
Dividends	—	—	—	—	—	(27,843)	(27,843)
Issuance of shares for vested restricted stock units	—	—	77,766	—	—	—	—
Shares withheld for tax liability	—	—	(9,504)	—	(135)	—	(135)
Stock-based compensation expense for restricted stock units	—	—	—	—	924	—	924
Balances as of June 30, 2021	—	$—	132,634,672	$132	$1,215,513	$(56,746)	$1,158,899

See accompanying notes to the unaudited condensed consolidated financial statements

Broadmark Realty Capital Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Six Months Ended
	June 30, 2022	June 30, 2021
Cash flows from operating activities
Net income	$34,020	$38,633
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of deferred origination and amendment fees	(10,830)	(13,823)
Depreciation and amortization	487	431
Amortization of right of use assets	200	189
Amortization of debt issuance costs	286	—
Amortization of credit facility costs	756	502
Stock-based compensation expense for restricted stock units	2,004	1,661
Provision for credit losses, net	4,441	2,766
Gain on sale of real property	(959)	—
Impairment on real property	346	—
Change in fair value of warrant liabilities	(178)	3,734
Changes in operating assets and liabilities:
Interest and fees receivable, net	30	2,128
Other assets	359	998
Accounts payable and accrued liabilities	2,251	(1,826)
Lease liabilities	(231)	(86)
Net cash provided by operating activities	32,982	35,307
Cash flows from investing activities:
Fundings of mortgage notes receivable	(277,342)	(265,754)
Principal collections	193,973	228,159
Origination and amendment fees received on mortgage notes receivable	5,135	3,627
Purchases of property and equipment	(122)	(249)
Proceeds from sale of real property	8,335	878
Improvements in real property	(3,754)	(1,711)
Net cash provided by (used in) investing activities	(73,775)	(35,050)
Cash flows from financing activities:
Dividends paid	(55,767)	(54,349)
Payment of costs to obtain financing	—	(5,125)
Payment of taxes on shares withheld for tax liability	(371)	(135)
Net cash provided by (used in) financing activities	(56,138)	(59,609)
Net decrease in cash and cash equivalents	(96,931)	(59,352)
Cash and cash equivalents, beginning of period	132,889	223,375
Cash and cash equivalents, end of period	$35,958	$164,023
Supplemental disclosure of cash flow information:
Interest paid	2,542	—
Supplemental disclosure of non-cash investing and financing activities:
Dividends payable	9,301	9,284
Mortgage notes receivable converted to investment in real property	53,908	32,419
Investments in real property converted to mortgage notes receivable	25,900	—
Interest and fee receivables converted to investments in real property	1,244	—
Operating lease right-of-use assets	—	6,360
Lease liabilities arising from obtaining right-of-use assets	—	8,319
Property and equipment purchased through tenant improvement allowance	—	1,959

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

Broadmark Realty has elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. Broadmark Realty generally will not be subject to U.S. federal corporate income tax on that portion of its net income that is distributed to stockholders if it annually distributes dividends equal to at least 90% of its REIT taxable income to its stockholders (determined without regard to the dividends-paid deduction and excluding net capital gains) by prescribed dates and complies with various other requirements. Broadmark Realty also operates its business in a manner that permits it to maintain an exclusion from registration under the Investment Company Act of 1940. As a REIT, Broadmark Realty may own up to 100% of the stock of one or more taxable REIT subsidiaries (“TRSs”), which may earn income that would not be qualifying income if earned directly by a REIT. The Manager is a TRS and this election applies to the wholly-owned subsidiaries of the Manager, including the Private REIT Manager.

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

The unaudited condensed consolidated interim financial statements, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position as of June 30, 2022, our results of operations and stockholders’ equity for the three and six months ended June 30, 2022 and 2021, and our cash flows for the six months ended June 30, 2022 and 2021. The results of the three and six months ended June 30, 2022 is not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any interim period or for any other future year.

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

Reclassifications

Certain amounts in our unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2021 have been reclassified to conform to the presentation of our current period unaudited condensed consolidated financial statements. These reclassifications had no effect on our previously reported net income or stockholders’ equity. The reclassifications include reclassifying certain board member expenses from compensation expense into general and administrative expense and separately presenting real property management expenses, net and interest expense on the unaudited condensed consolidated statements of income. The reclassification within the condensed consolidated statement of cash flows for the change in amortization of credit facility costs to the change in other assets resulted in no change to the cash provided by operating activities. The reclassifications also included the separate presentation of origination and fundings of mortgage notes receivable, principal collections and proceeds from mortgage notes receivable and origination and amendment fees received on mortgage notes receivable on the unaudited condensed consolidated statements of cash flows.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts and disclosures at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. The most significant estimates relate to the expected credit losses on our loans, the fair value of financial instruments, exit prices for collateral dependent loans and the fair value of investments in real property. Accordingly, actual results could differ from those estimates.

For certain real properties, where a recent appraisal is either unavailable or not most representative of fair value, the fair value of the “as complete” property is based on a broker opinion of value including a capitalized income analysis and replacement cost analysis considering market rents, vacancy rates, capitalization rates, land cost comparisons, market trends and economic conditions. Depending on the stage of the underlying property, we also consider estimated costs to complete remaining construction and to lease up the finished property. The assessment of fair value of real property is subject to uncertainty and, in certain cases, sensitive to the selection of comparable properties.

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

Reportable Segments

We operate the business as one reportable segment, which originates, underwrites and services loans secured by real estate.

Recently Issued Accounting Pronouncements Not Yet Adopted

In March 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which eliminates the accounting guidance for troubled debt restructurings (“TDR”) for creditors that have adopted the current expected credit losses (“CECL”) standard and requires enhanced disclosures for loan modifications made to borrowers experiencing financial difficulty in the form of interest rate reductions, principal forgiveness, other-than-insignificant payment delays, or term extensions. In addition, the new guidance requires presentation in the vintage disclosures of current-period gross write-offs by year of origination. The guidance is effective for the Company in the first quarter of 2023. Entities are able to early adopt the guidance and have the ability to early adopt the TDR enhancements separately from the vintage disclosures. We have not yet adopted this ASU. While the guidance will result in expanded disclosures, we do not believe the adoption of this guidance will have a material impact on our financial position, results of operation or cash flows.
Note 3 - Mortgage Notes Receivable

The stated principal amount of mortgage notes receivable in our portfolio represents our interest in loans secured by first deeds of trust, security agreements or legal title to real estate located in the United States. Our lending standards typically require that all mortgage notes receivable be secured by a first deed of trust lien on real estate and that the maximum loan to value ratio (“LTV”) be no greater than 65%. The LTV is calculated on an “as-complete” appraised value of the underlying collateral as determined by an independent appraiser at the time of the loan origination. The lending standards also typically limit the initial outstanding principal balance of the loan to a maximum LTV of up to 65% of the “as-is” appraised value of the underlying collateral, as determined by an independent appraiser at the time of the loan origination. Unless otherwise indicated, LTV is measured by the total commitment amount of the loan at origination divided by the “as-complete” appraisal. LTVs do not reflect interim loan activity such as construction draws or interest payments capitalized to loans, or partial repayments of the loan. The maximum amount of a single loan may not exceed 10% of our total assets and the maximum amount to a single borrower may not exceed 15% of our total assets. We consider the maximum LTV as an indicator for the credit quality of a mortgage note receivable.

Mortgage notes receivable are considered to be short-term financings. As of June 30, 2022, the weighted average term of our active loans was 18 months at origination, which we often elect to extend for several months, based on our evaluation of the expected timeline for completion of construction. All loans require monthly interest only payments, with our weighted average interest rate on our portfolio being 10.2% as of June 30, 2022. Most loans are structured with an interest reserve holdback that covers the interest payments for the initial term of the loan. Once the interest reserve is depleted, borrowers are expected to pay their monthly interest payment within 10 days of month-end.

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

Broadmark Realty Capital Inc.

The following table reconciles outstanding mortgage loan commitments to the outstanding balance of mortgage notes receivable as of June 30, 2022 and December 31, 2021:

(dollars in thousands)	June 30, 2022	December 31, 2021
Total loan commitments	$1,600,686	$1,489,055
Less:
Construction holdbacks	578,492	524,462
Interest reserves	43,648	39,880
Total principal outstanding for our mortgage notes receivable	978,546	924,713
Less:
Allowance for credit losses(1)	9,526	10,394
Deferred origination and amendment fees	11,794	12,969
Mortgage notes receivable, net	$957,226	$901,350

(1)
As of June 30, 2022, $1.4 million of the allowance is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable and accrued liabilities in our condensed consolidated balance sheet.

In certain instances, where the interest reserve on a current loan has been fully depleted and the interest payment is not expected to be collected from the borrower, we may place a current loan on non-accrual status and recognize interest income on a cash-basis where principal collection is not in doubt. As of June 30, 2022 and December 31, 2021, the principal outstanding on loans in contractual default status placed on non-accrual status was $91.7 and $101.9 million, respectively. In accordance with our CECL methodology, all loans including those on non-accrual status have an allowance for credit losses.

As of June 30, 2022 and December 31, 2021, the total commitment on loans in contractual default was $248.4 and $191.4 million, respectively.

Current Expected Credit Losses

In assessing the CECL allowance, we consider historical loss experience, current conditions, and a reasonable and supportable forecast of the macroeconomic environment. We derived an annual historical loss rate based on the Company’s historical loss experience in its portfolio and the historical loss experience in the commercial real estate industry provided by a third party adjusted to incorporate the risks of construction lending and to reflect our expectations of the macroeconomic environment based on forecast data per the Federal Reserve.

Broadmark Realty Capital Inc.

The following tables summarize the activity in the CECL allowance during the six months ended June 30, 2022 and 2021:

	CECL Allowance
(dollars in thousands)	Funded	Unfunded (2)	Total
CECL allowance as of December 31, 2021	$10,394	$904	$11,298
Provision for credit losses, net	1,554	193	1,747
Charge-offs(1)	(3,301)	—	(3,301)
CECL allowance as of March 31, 2022	$8,647	$1,097	$9,744
Provision for credit losses, net	2,381	313	2,694
Charge-offs(1)	(1,502)	—	(1,502)
CECL allowance as of June 30, 2022	$9,526	$1,410	$10,936

	CECL Allowance
(dollars in thousands)	Funded	Unfunded (2)	Total
CECL allowance as of December 31, 2020	$10,590	$—	$10,590
Provision for credit losses, net	1,761	947	2,708
Charge-offs(1)	(1,688)	—	(1,688)
CECL allowance as of March 31, 2021	$10,663	$947	$11,610
Provision for credit losses, net	280	(222)	58
CECL allowance as of June 30, 2021	$10,943	$725	$11,668

(1)
Charge-offs result from either loan repayments where the proceeds are less than the principal outstanding or transfers to investment in real property at the time that we take ownership of the property where the fair values of the underlying collateral are less than the principal outstanding.
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
The following tables allocate the carrying value of our loan portfolio based on our internal credit quality indicators in assessing estimated credit losses and vintage of origination at the dates indicated:

	June 30, 2022		Year Originated (1)
(dollars in thousands)	Carrying Value	% of Portfolio	2022	2021	2020	2019	2018	Prior
Construction Type
Vertical Construction	$490,054	50.7%	$189,305	$184,441	$76,976	$1,582	$1,296	$36,454
Horizontal Development	242,332	25.2	92,490	131,680	18,162	—	—	—
Acquisition	108,277	11.2	12,247	96,030	—	—	—	—
Investment	51,984	5.4	37,336	14,648	—	—	—	—
Rehabilitation	33,036	3.4	12,480	10,846	9,710	—	—	—
Land Entitlement	25,691	2.7	1,757	23,934	—	—	—	—
Bridge	15,378	1.6	—	13,438	—	1,940	—	—
Total	$966,752	100.0%	$345,615	$475,017	$104,848	$3,522	$1,296	$36,454
CECL allowance(2)	(9,526)
Carrying value, net	$957,226

(1)
Represents the year of either origination or amendment where the loan incurred a full re-underwriting in connection with the amendment.
(2)
Includes $1.0 million in loan specific allowances for loans deemed collateral dependent based on the excess amortized cost over the fair value of the underlying collateral. In addition, $1.4 million of the CECL allowance is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable and accrued liabilities in our condensed consolidated balance sheet.

Broadmark Realty Capital Inc.

	June 30, 2022		Year Originated (1)
(dollars in thousands)	Carrying Value	% of Portfolio	2022	2021	2020	2019	2018	Prior
Collateral Type
Apartments	$140,899	14.6%	$76,665	$37,709	$24,943	$1,582	$—	$—
Residential Lots	134,405	13.9	40,296	75,947	18,162	—	—	—
Single Family Housing	116,164	12.1	72,439	41,382	2,343	—	—	—
Townhomes	99,851	10.3	52,180	46,067	1,242	—	—	362
Mixed Use	73,109	7.6	4,434	57,025	9,710	1,940	—	—
Commercial	71,457	7.4	7,489	63,968	—	—	—	—
Condos	70,526	7.3	2,759	7,130	23,249	—	1,296	36,092
Storage	56,730	5.9	—	56,730	—	—	—	—
Entitled Land	46,070	4.8	18,765	27,305	—	—	—	—
Unentitled Land	43,329	4.5	32,912	10,417	—	—	—	—
Hotel	29,839	3.1	13,926	—	15,913	—	—	—
Offices	18,581	1.9	—	10,783	7,798	—	—	—
Senior Housing	14,306	1.5	—	14,306	—	—	—	—
Quadplex	12,680	1.3	6,211	6,469	—	—	—	—
Commercial Other	11,092	1.1	—	11,092	—	—	—	—
Commercial Lots	9,340	1.0	2,376	6,964	—	—	—	—
Duplex	8,894	0.9	8,894	—	—	—	—	—
Retail	8,422	0.9	5,211	1,723	1,488	—	—	—
Triplex	1,058	0.1	1,058	—	—	—	—	—
Total	$966,752	100.0%	$345,615	$475,017	$104,848	$3,522	$1,296	$36,454
CECL allowance(2)	(9,526)
Carrying value, net	$957,226

(1)
Represents the year of either origination or amendment where the loan incurred a full re-underwriting in connection with the amendment.
(2)
Includes $1.0 million in loan specific allowances for loans deemed collateral dependent based on the excess amortized cost over the fair value of the underlying collateral. In addition, $1.4 million of the CECL allowance is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable and accrued liabilities in our condensed consolidated balance sheet.

	June 30, 2022		Year Originated (1)
(dollars in thousands)	Carrying Value	% of Portfolio	2022	2021	2020	2019	2018	Prior
LTV (2)
0 - 40%	$34,963	3.6%	$5,077	$29,886	$—	$—	$0	$—
41 - 45%	45,971	4.8	14,769	29,329	1,873	—	—	—
46 - 50%	47,033	4.9	17,475	13,424	16,134	—	—	—
51 - 55%	130,342	13.5	54,426	66,778	8,776	—	—	362
56 - 60%	99,739	10.3	67,971	31,319	449	—	—	—
61 - 65%	543,820	56.3	142,917	302,052	57,941	3,522	1,296	36,092
66 - 70%	41,067	4.2	39,736	1,331	—	—	—	—
71 - 75%	1,092	0.1	1,092	—	—	—	—	—
76- 80%	2,152	0.2	2,152	—	—	—	—	—
Above 80%	20,573	2.1	—	898	19,675	—	—	—
Total	$966,752	100.0%	$345,615	$475,017	$104,848	$3,522	$1,296	$36,454
CECL allowance(3)	(9,526)
Carrying value, net	$957,226

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
(3)
Includes $1.0 million in loan specific allowances for loans deemed collateral dependent based on the excess amortized cost over the fair value of the underlying collateral. In addition, $1.4 million of the CECL allowance is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable and accrued liabilities in our condensed consolidated balance sheet.

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
The following tables allocate the carrying value of collateral dependent loans in our loan portfolio to the collateral type at the dates indicated:

	June 30, 2022
(dollars in thousands)	Carrying Value	CECL Allowance(1)	Carrying Value, net
Collateral Type
Residential Lots	$17,192	$(221)	$16,971
Condos	1,296	(961)	335
Townhomes	269	(1)	268
Total	$18,757	$(1,183)	$17,574

(1)
Includes $1.0 million in loan specific allowances for loans deemed collateral dependent based on the excess amortized cost over the fair value of the underlying collateral.

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

Broadmark Realty Capital Inc.

Note 4 – Investment in Real Property

As of June 30, 2022 and December 31, 2021, we owned ten and nine properties or projects totaling $93.2 and $68.1 million, respectively.

Real property is classified as held for sale in the period when we commit to a plan and have the authority to sell the asset in its current condition, have initiated an active marketing plan to sell the asset at a price that is reflective of its current fair value and the sale of the asset is both probable and expected to qualify for full sales recognition within a period of 12 months. Real property, held for sale is held at the lower of cost or fair value less estimated costs to sell, which is evaluated on a quarterly basis. Real property that does not qualify as held for sale is classified as held for use. Once construction is complete, real property, held for use is depreciated using the straight-line method over the estimated useful life of the property and depreciation expense is no longer recorded once the real property is classified as held for sale. Costs related to acquisition, development, construction and improvements are capitalized and impairment is recorded if the total cost exceeds the fair value less estimated costs to sell. Expenditures for repairs and maintenance are charged to expense when incurred.

In April 2022, the Company executed an agreement with an unrelated party to sell a real property with a carrying value of $28.4 million for a sales price of $29.0 million. As part of the sale, the Company executed a promissory note with the purchaser in the principal amount of $25.9 million. This seller-financed sale of real property was evaluated for derecognition of the transferred assets and income recognition based on whether a sales contract existed and effective control was transferred to the purchaser and it was determined that the transaction met all of the criterion to be recognized as a sale.

The following tables provide information about the carrying value of our owned real property at the dates indicated:

(dollars in thousands)	June 30, 2022	December 31, 2021
Collateral Type
Senior Housing	$51,402	$—
Offices	18,408	19,388
Townhomes	8,495	9,281
Single Family Housing	6,428	4,134
Apartments	5,448	—
Residential Lots	3,029	3,012
Condos	—	28,441
Retail	—	3,811
Total	$93,210	$68,067

(dollars in thousands)	June 30, 2022	December 31, 2021
Held for sale	$75,637	$52,531
Held for use	17,573	15,536
Total	$93,210	$68,067

Note 5 – Fair Value Measurements

The accounting guidance on fair value measurements and disclosures requires the categorization of fair value measurement into three broad levels of the fair value hierarchy as follows:

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

Broadmark Realty Capital Inc.

The following tables present estimated fair values of our financial instruments, as of the date indicated, whether or not recognized or recorded in the condensed consolidated balance sheets at the periods indicated:

	June 30, 2022		Fair Value Measurements Using
(dollars in thousands)	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$35,958	$35,958	$35,958	$—	$—
Mortgage notes receivable, net	957,226	957,226	—	—	957,226
Financial Liabilities
Senior unsecured notes, net	97,503	87,910	—	87,910	—
Private placement warrant liability	1,660	1,660	—	1,660	—

	December 31, 2021		Fair Value Measurements Using
(dollars in thousands)	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$132,889	$132,889	$132,889	$—	$—
Mortgage notes receivable, net	901,350	901,350	—	—	901,350
Financial Liabilities
Senior unsecured notes, net	97,223	100,000	—	100,000	—
Private placement warrant liability	1,838	1,838	—	1,838	—

The following table sets forth assets measured and reported at fair value on a nonrecurring basis as of June 30, 2022 and December 31, 2021. All of these values are categorized as Level 3. The table also contains information about valuation methodologies and inputs.

	Carrying Value		Fair Value
(dollars in thousands)	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021	Valuation technique	Unobservable inputs	Range of inputs
Real property, held for use(1)	$4,490	$—	$4,726	$—	Collateral valuations	Appraised value, broker opinion of value, discounted cash flows or capitalization rate applied to estimate net operating income	0 - 10%
Collateral dependent loans, net of allowance for credit losses(1)	335	436	723	835	Collateral valuations	Discount to appraised value based on comparable market prices	0 - 10%
Total	$4,825	$436	$5,449	$835

(1)
Previously reported amounts included all real properties and collateral dependent loans regardless of whether a mark to fair value occurred in the reporting period. The current disclosure represents only those measured at fair value on a nonrecurring basis during the reporting periods.

Fair Value on a Recurring Basis

The private placement warrants are carried at fair value. Initially, the fair value of the private placement warrants was classified as Level 3 within the fair value hierarchy as it was valued using a lattice model, which primarily incorporates observable inputs such as our common stock price, exercise price, term of the warrant, dividend yield and the risk-free rate; however, it also incorporates an assumption for equity volatility. For the unobservable volatility input, we solved for the volatility of the public warrants using the lattice model that captures the redemption right and analyzed the calculated equity volatility based on the volatility of the common stock of comparable public companies. This valuation methodology resulted in the same value per share for both the public warrants and private placement warrants, indicating the redemption right, a feature excluded from private placement warrants, did not change the valuation; and therefore, the quoted price per share of the public warrants was used to value the private placement warrants on a recurring basis beginning September 30, 2021. As we utilized observable inputs in the valuation, specifically a quoted price for a similar item in an active market, we re-classified the private placement warrant liability from a Level 3 to a Level 2 within the fair value hierarchy as of September 30, 2021. The fair value of the 5.2 million private placement warrants, estimated using the quoted share price of the public warrants (BRMK.WS), was approximately $0.08 per warrant or $0.32 per share to arrive at $1.7 million as of June 30, 2022. Refer to Note 7 for additional details on the private placement warrants.

Broadmark Realty Capital Inc.

Fair Value on a Nonrecurring Basis

Investments in real properties are initially recorded at the fair value less estimated costs to sell, which becomes the new cost basis for the real property. Costs related to acquisition, development, construction and improvements are capitalized to the extent the fair value less costs to sell is greater than the investment in real property. At each reporting date, the cost basis is compared to the fair value of real properties based upon the most recent independent third-party appraisals of value discounted based upon our experience with actual liquidation values. These discounts to the appraisals generally range from 0% to 10% and are considered unobservable inputs in Level 3 within the fair value hierarchy. Any decline in the fair value will be recorded in a valuation account to offset the cost basis and carry at fair value on a non-recurring basis.

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

Note 6 - Debt

On February 19, 2021, we entered into a credit agreement with a syndicate of lenders and JPMorgan Chase Bank, N.A., as administrative agent for the lenders, providing for a $135.0 million revolving credit facility maturing on February 19, 2024. We incurred fees of approximately $4.5 million in relation to the revolving credit facility, that were capitalized as deferred financing costs on the condensed consolidated balance sheets and are being amortized over the three-year term. As of June 30, 2022 and December 31, 2021, the revolving credit facility has no principal outstanding.

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

The following table presents the carrying values of our senior unsecured notes as of the periods indicated:

(dollars in thousands)	June 30, 2022	December 31, 2021
Principal	$100,000	$100,000
Debt issuance costs	(2,861)	(2,855)
Amortization of debt issuance costs	364	78
Total notes, net	$97,503	$97,223

The following tables summarize the interest expense related to our senior unsecured notes and revolving credit facility for the periods indicated:

	Three Months Ended
	June 30, 2022			June 30, 2021
(in thousands)	Amortization of Deferred Debt Costs	Interest Expense	Undrawn Fees	Amortization of Deferred Debt Costs	Interest Accrued	Undrawn Fees
5.00% senior unsecured notes	$143	$1,250	$—	$—	$—	$—
Revolving credit facility	377	—	350	377	—	341
Total	$520	$1,250	$350	$377	$—	$341

	Six Months Ended
	June 30, 2022			June 30, 2021
(in thousands)	Amortization of Deferred Debt Costs	Interest Expense	Undrawn Fees	Amortization of Deferred Debt Costs	Interest Accrued	Undrawn Fees
5.00% senior unsecured notes	$286	$2,500	$—	$—	$—	$—
Revolving credit facility	756	—	693	502	—	496
Total	$1,042	$2,500	$693	$502	$—	$496

Note 7 - Stockholders’ Equity and Earnings per Common Share

Stockholders’ Equity

Holders of our common stock are entitled to one vote for each share.

On March 2, 2021, we entered into a distribution agreement with J.P. Morgan Securities LLC, Barclays Capital Inc., B. Riley Securities, Inc., JMP Securities LLC and Raymond James & Associates, Inc. as sales agents, to sell shares of our common stock having an aggregate gross sales price of up to $200,000,000, from time to time, through an “at-the-market” equity offering program (the “ATM Program”). We have no obligation to sell any shares under the ATM Program, and sold no shares under the ATM Program during the three and six months ended June 30, 2022 and 2021.

Broadmark Realty Capital Inc.

As of June 30, 2022 and December 31, 2021 there were 41.7 million public warrants outstanding and 5.2 million private placement warrants outstanding. In the aggregate, we have outstanding warrants to purchase approximately 15.6 million shares of common stock at a price of $11.50 per whole share. Settlement of outstanding warrants will be in shares of our common stock, unless we elect (solely in our discretion) to settle warrants we have called for redemption in cash, and subject to customary adjustment in the event of business combinations and certain tender offers.

The liability for the private placement warrants was $1.7 million as of June 30, 2022 and is included in accounts payable and accrued liabilities in the condensed consolidated balance sheet.

Earnings per Common Share

The table below presents the computation of basic and diluted net income per share of common stock for the periods presented:

	Three Months Ended		Six Months Ended
(dollars in thousands, except share and per share data):	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net income	$15,946	$18,252	$34,020	$38,633
Basic weighted-average shares of common stock outstanding	132,812,622	132,585,116	132,803,085	132,567,768
Dilutive effect of share-based compensation – unvested restricted stock units	118,099	61,273	92,497	68,656
Diluted weighted-average shares of common stock outstanding	132,930,721	132,646,389	132,895,582	132,636,425
Basic earnings per share	$0.12	$0.14	$0.26	$0.29
Diluted earnings per share	$0.12	$0.14	$0.26	$0.29

For the periods presented, the following common stock equivalents were excluded from the calculations of diluted earnings per share because their effect would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Weighted-average restricted stock units outstanding	378,922	596,978	315,350	539,645
Unexercised public warrants and private placement warrants	15,604,279	15,604,304	15,604,279	15,604,304
Total stock equivalents excluded	15,983,201	16,201,282	15,919,629	16,143,949

Note 8 - Income Taxes

The Manager has elected to be treated as a TRS and this election applies to the wholly-owned subsidiaries of the Manager, including the Private REIT Manager. Having TRSs permit us to participate in certain activities from which REITs are generally precluded, as long as these activities meet specific criteria, are conducted within the parameters of certain limitations established by the Internal Revenue Code of 1986, as amended (the “Code”) and are conducted in entities which elect to be treated as taxable subsidiaries under the Code. To the extent these criteria are met, we will continue to maintain the qualification as a REIT.

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

Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Code, which relate to organizational structure, diversity of stock ownership, and certain restrictions with regard to the nature of assets and the sources of income. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state, and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of June 30, 2022 and December 31, 2021, we were in compliance with all REIT requirements.

Broadmark Realty Capital Inc.

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

The RSUs granted under the Plan generally vest from one to three years depending on the terms of the specific award. All RSUs awarded will be settled upon vesting in shares of our common stock.

For the Company's pRSUs, in addition to service conditions, the ultimate number of shares to be earned depends on the achievement of market-based performance conditions. The market-based performance conditions are based on the Company's achievement of a relative total shareholder return (“TSR”) performance requirement, on a percentile basis, compared to a defined group of peer companies over three year performance periods, or contingent upon achieving specific stock price milestones over a five year performance period.

The Company uses a Monte Carlo simulation model to determine the grant-date fair value of awards with market-based performance conditions. The weighted average fair value and assumptions used to value the pRSU awards granted with market-based performance conditions are as follows:

	Six Months Ended
	June 30, 2022	June 30, 2021
Performance share fair value	$6.74	$8.20
Risk-free interest rate	1.74%	0.27%
Expected volatility	30.48%	25.71%
Expected life (in years)	2.85	2.77
Expected dividend yield	9.82%	8.13%

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

As of June 30, 2022, there were 3,106,272 shares available to be awarded under the Plan.

Broadmark Realty Capital Inc.

The following tables summarize the activity related to RSUs and pRSUs during 2022:

	Shares	Weighted Average Grant Date Fair Market Value
Unvested RSUs outstanding as of December 31, 2021	541,296
Granted	419,101	$6.90
Vested	(109,355)	$9.50
Forfeited	(5,691)	$8.82
Unvested RSUs outstanding as of March 31, 2022	845,351
Granted	105,773	$6.49
Vested	(71,036)	$10.52
Forfeited	(40,862)	$8.84
Unvested RSUs outstanding as of June 30, 2022	839,226

	Shares	Weighted Average Grant Date Fair Market Value
Unvested pRSUs outstanding as of December 31, 2021	56,978
Granted	276,679	$6.74
Unvested pRSUs outstanding as of March 31, 2022	333,657
Forfeited	(39,084)	$7.35
Unvested pRSUs outstanding as of June 30, 2022	294,573

As of June 30, 2022, there was $7.1 million of net unrecognized compensation cost related to unvested stock-based compensation arrangements. This compensation will be recognized on a straight-line basis over a weighted-average recognition period of 1.9 years.

Note 10 - Commitments and Contingencies

The following table illustrates our contractual obligations and commercial commitments by due date as of June 30, 2022:

(dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Construction holdbacks (1)	$578,492	$346,143	$232,349	$—	$—
Operating lease obligations (2)	10,401	873	1,731	2,366	5,431
Total	$588,893	$347,016	$234,080	$2,366	$5,431

(1)
The funding timing and amounts of construction holdbacks are uncertain as these commitments relate to loans for construction costs and depend on the progress and performance of the underlying projects.
(2)
The total operating lease obligation includes $2.6 million of imputed interest.

Construction Loans

Our commitments and contingencies include usual obligations incurred by real estate lending companies in the normal course of business, including construction holdbacks as disclosed in Note 3.

Broadmark Realty Capital Inc.

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

Concentration Risk

Our loan portfolio as of June 30, 2022 is primarily secured by first deed of trust liens on residential and commercial real estate located in 20 states and the District of Columbia. Our loan portfolio is also concentrated within ten counties, the largest being King County in Washington. As of June 30, 2022 and December 31, 2021, the top ten counties make up 45.1% and 46.6% of the total committed amount of loans in our total portfolio.

Note 11 - Employee Benefit Plan

In 2022, we adopted a defined contribution 401(k) retirement plan covering Broadmark employees who have met certain eligibility requirements (the “Broadmark 401(k) Plan”). Eligible employees may contribute pre-tax compensation up to a maximum amount allowable under Internal Revenue Service limitations. Employee contributions and earnings thereon vest immediately. We currently match 3.5% on employee contributions of up to 6% of their annual compensation. The total expense related to the Broadmark 401(k) Plan was $0.1 and $0.2 million, respectively for the three and six months ended June 30, 2022.

Note 12 - Related Party Transactions

The Private REIT was a private real estate finance company that primarily participated in short-term, first deed of trust loans secured by real estate that were originated, underwritten and serviced by the Company. The Private REIT was managed by our subsidiary in accordance with a market-based arrangement and was determined to be a voting interest entity. We did not directly or indirectly control the Private REIT and owned only a nominal interest in the Private REIT’s common units and, therefore, we did not consolidate the Private REIT.

In August 2021, in connection with the liquidation of the Private REIT, all participations in mortgage notes receivable held by the Private REIT were offered to and purchased for cash by the Company at the settlement value which approximated fair value of $43.5 million. As of September 30, 2021, the Private REIT had distributed the net assets in excess of cash required to discharge liabilities (including accrued liabilities for liquidation costs) to its investors based on their relative percentage interests. The Private REIT Manager, acting as liquidator, was responsible for discharging the Private REIT’s remaining liabilities and winding up its affairs, which was completed in the fourth quarter of 2021.

Note 13 - Subsequent Events

Dividend Declaration

On June 15, 2022, our board of directors declared a monthly cash dividend of $0.07 per common share payable on July 15, 2022 to stockholders of record as of June 30, 2022, and on July 18, 2022, our board of directors declared a cash dividend of $0.07 per common share payable on August 15, 2022 to stockholders of record as of July 29, 2022.

Broadmark Realty Capital Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with the unaudited condensed consolidated financial statements and related notes in Part I, Item 1 of this Quarterly Report on Form 10-Q and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 28, 2022 including the “Risk Factors” section and consolidated financial statements and notes included therein. The following discussion and analysis contains forward-looking statements and involves numerous risks and uncertainties. Actual results may differ materially from those contained in any forward-looking statements. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2022 or for any other period. Unless the context otherwise requires, references to “Broadmark Realty,” the “Company,” “we,” “us” and “our” refer to Broadmark Realty Capital Inc., a Maryland corporation, and its consolidated subsidiaries.

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

We generally operate in states that we believe to have favorable demographic trends and that provide more efficient and quicker access to collateral in the event of borrower default. Beginning in early 2021, we have increased the number of states in which we operate in order to expand our potential lending markets and we plan to be a nationwide lender in the future. As of June 30, 2022, our portfolio of 234 active loans had approximately $1.6 billion of total commitments and $978.5 million of principal outstanding across 185 borrowers in 20 states and the District of Columbia. We refer to loans that have outstanding commitments or principal balances that have not been repaid or retired, including by foreclosure, as “active loans.” Total commitments refer to the aggregate sum of outstanding principal balances, construction holdbacks and committed amounts for future draws and interest reserves on our loans. Historically, our loan portfolio was 100% equity funded, and we had no outstanding debt. On November 12, 2021, we closed the private placement of $100.0 million aggregate principal amount of 5.0% senior unsecured notes due 2026. We plan to opportunistically issue debt and raise capital in the public and private markets from time to time based on market conditions to fund the growth of our portfolio and produce attractive returns for our stockholders. On February 19, 2021, we closed on a $135.0 million revolving credit facility, which has enabled us to use a larger percentage of our cash balances for lending activities.

Broadmark Realty Capital Inc.

Properties securing our loans are generally classified as residential properties, commercial properties or undeveloped land, and are typically not income producing. Each loan is secured by a first deed of trust lien on real estate. Our lending policy typically limits the committed amount of each loan to a maximum loan-to-value (“LTV”) ratio of up to 65% of the “as-complete” appraised value of the underlying collateral as determined by an independent appraiser at the time of the loan origination. Our lending policy also typically limits the initial outstanding principal balance of each loan to a maximum LTV of up to 65% of the “as-is” appraised value of the underlying collateral as determined by an independent appraiser at the time of the loan origination. At the time of origination, the difference between the initial outstanding principal and the total commitment is the amount held back for future release, subject to property inspections, progress reports and other conditions in accordance with the loan documents. Unless otherwise indicated, LTV is measured by the total commitment amount of the loan at origination divided by the “as-complete” appraisal. LTVs do not reflect interim activity such as construction draws or interest payments capitalized to loans, or partial repayments of the loan. As of June 30, 2022, the weighted average LTV was 59.9% across our active loan portfolio, based on the total commitment of the loan and “as-complete” appraisals. For our loans in contractual default status as of June 30, 2022, the weighted average LTV was approximately 85.1%, when measured by the sum of the principal outstanding, the estimated costs to complete and the accounts receivable for which collectability is reasonably assured, divided by the most recent “as-complete” appraisal. In addition, our loans are typically personally guaranteed on a recourse basis by the principals of the borrower or others at our discretion to provide further credit support for the loan. The personal guarantee may also be secured by collateral through a pledge of the guarantor’s interest in other real estate or assets owned by the guarantor. As of June 30, 2022, a total of 37 loans were in contractual default, totaling $248.4 million in total commitment.

As of June 30, 2022, the weighted average total commitment of our active loans was $6.8 million, with a weighted average interest rate of 10.2%. The weighted average term of our active loans was 18 months at origination, which we often elect to extend for several months based on our evaluation of the expected timeline for completion of construction. We usually receive loan origination fees, or “points,” which, as of June 30, 2022, had a weighted average fee of 2.9% of total commitment at origination, along with loan amendment and extension fees, each of which varies in amount based upon the term of the loan, the credit quality of the borrower and the loan otherwise satisfying our underwriting criteria. In addition, we charge late fees on past due receivables and receive reimbursements from borrowers for costs associated with services provided by us, such as closing costs, collection costs on defaulted loans and construction draw inspection fees.

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

Broadmark Realty Capital Inc.

As a result of limited residential housing supply, net migration trends and a low interest rate environment, we have seen an increase in new parties entering the real estate lending market as economic conditions have stabilized from the impact of the COVID-19 pandemic. Such new entrants, as well as existing lenders, have been aggressively pursuing yields. This has resulted in increased competition and pricing pressure on our business, which has driven, and we expect will continue to drive, increased variability in the amount of our loan originations from quarter-to-quarter and the yields we are able to achieve on new loans. Historically, we primarily competed on the basis of borrower relationships, loan structure, terms and service rather than on price; however, competitive conditions have led us in some cases to originate loans with terms that deviate from our historical practice, such as absence of minimum interest provisions in our mortgage notes, which in turn reduce the interest income we earn on those loans. Starting in the second quarter of 2021, we adopted a dynamic pricing model, in which we determine credit risk for prospective loans utilizing categories such as experience of the borrower, amount of new capital being contributed by the borrower or guarantors to the project and strength of the underlying collateral. Under the dynamic pricing model, originated loans that we underwrite as lower credit risk receive lower annual rates or loan origination fees than loans that we deem as higher credit risk. To the extent that competitive conditions lead us to originate a greater percentage of loans containing annual fees or loan origination fees at the lower end of our historic ranges, our interest and fee income and financial performance could continue to be adversely affected. Beginning in the second quarter of 2022, as a result of rising interest rates and associated pressures to service or refinance their debt capital, we have started to see competitors slow or pause their loan origination activities. This may lead to decreased competition and pricing pressure on our business, although there are no assurances that this trend will continue and the ultimate impact on the amount of loan originations and the yields we are able to receive on our loan originations is difficult to predict.

Key Indicators of Financial Condition and Operating Performance

In assessing the performance of our business, we consider a variety of financial and operating metrics, which include both GAAP and non-GAAP metrics, including the following:

Interest income earned on our loans. A primary source of our revenue is interest income earned on our loan portfolio. As of June 30, 2022, our loans bear a weighted average interest rate of 10.2%, paid monthly, primarily from interest reserves and, to a much lesser extent, cash payments. Certain of our mortgage notes provide for minimum interest provisions, to which the contractual rate applies, which is typically between 50% and 70% of the face amount of the note until the outstanding principal under the note exceeds a minimum threshold. A reduction in or absence of minimum interest provisions in our mortgage notes and an increase in the amount of our loans in non-accrual status as a result of being in contractual default reduce our effective interest-bearing principal and the interest income we earn on our loans. The effective interest-bearing principal represents the principal balance outstanding plus the excess of minimum interest provisions over the actual principal outstanding and minus the principal balance outstanding on non-accrual status. As of June 30, 2022 and December 31, 2021, the effective interest-bearing principal net of non-accrual principal was $887.9 and $840.1 million, respectively. This represents the principal balance outstanding of $978.5 and $924.7 million plus the excess of minimum interest provisions over the actual principal outstanding of $1.1 and $17.3 million less the non-accrual principal of $91.7 and $101.9 million as of June 30, 2022 and December 31, 2021, respectively. We expect the trend of lower effective interest-bearing principal than historic levels to continue in subsequent quarters as a result of the absence of minimum interest provisions in new originations and loans in non-accrual status.

Fees and other revenue recognized from originating and servicing our loans. Fee income is comprised of loan origination and amendment fees, loan renewal and extension fees, late fees, inspection fees and exit fees. The majority of fee income is comprised of loan origination fees, or “points,” which as of June 30, 2022, had a weighted average fee of 2.9% of the total commitment at origination. In addition to origination fees, we earn loan extension fees when maturing loans are renewed or extended and amendment fees when loan terms are modified, such as increases in interest reserves and construction holdbacks in line with our underwriting criteria or upon modification of a loan for the transition from horizontal development to vertical construction. Loans are generally only renewed or extended if the loan is not in default and satisfies our underwriting criteria, including our typical maximum LTV ratio of up to 65% of the appraised value, as determined by an independent appraiser at the time of loan origination, or based on an updated appraisal, if required. Loan origination and renewal fees are deferred and recognized in income over the contractual maturity of the underlying loan.

Loan originations. Our operating performance is heavily dependent upon our ability to originate new loans to invest new capital and re-invest returning capital from the repayment of loans. The dollar amounts of loan originations reflect the total commitment at origination and loan repayments reflect the total commitment at payoff. Given the short-term nature of our loans, loan principal on our loans is generally repaid on a faster basis than other types of loans, making redeployment of capital through our originations process an important factor in our success.

Broadmark Realty Capital Inc.

The following tables contains the total amount of our loan originations and repayments for the periods indicated:

	Three Months Ended		Six Months Ended
(dollars in millions)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Loans originated(1)	$144.4	$197.4	$311.9	$315.0
Loans repaid(2)	$100.5	$111.2	$165.6	$182.4

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

The following tables allocate the carrying value of our loan portfolio based on construction type, collateral type and LTV used in assessing estimated credit losses and vintage of origination at the dates indicated:

	June 30, 2022		Year Originated (1)
(dollars in thousands)	Carrying Value	% of Portfolio	2022	2021	2020	2019	2018	Prior
Construction Type
Vertical Construction	$490,054	50.7%	$189,305	$184,441	$76,976	$1,582	$1,296	$36,454
Horizontal Development	242,332	25.2	92,490	131,680	18,162	—	—	—
Acquisition	108,277	11.2	12,247	96,030	—	—	—	—
Investment	51,984	5.4	37,336	14,648	—	—	—	—
Rehabilitation	33,036	3.4	12,480	10,846	9,710	—	—	—
Land Entitlement	25,691	2.7	1,757	23,934	—	—	—	—
Bridge	15,378	1.6	—	13,438	—	1,940	—	—
Total	$966,752	100.0%	$345,615	$475,017	$104,848	$3,522	$1,296	$36,454
CECL allowance(2)	(9,526)
Carrying value, net	$957,226

(1)
Represents the year of either origination or amendment where the loan incurred a full re-underwriting in connection with the amendment.
(2)
Includes $1.0 million in loan specific allowances for loans deemed collateral dependent based on the excess amortized cost over the fair value of the underlying collateral. In addition, $1.4 million of the CECL allowance is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable and accrued liabilities in our condensed consolidated balance sheet.

Broadmark Realty Capital Inc.

	June 30, 2022		Year Originated (1)
(dollars in thousands)	Carrying Value	% of Portfolio	2022	2021	2020	2019	2018	Prior
Collateral Type
Apartments	$140,899	14.6%	$76,665	$37,709	$24,943	$1,582	$—	$—
Residential Lots	134,405	13.9	40,296	75,947	18,162	—	—	—
Single Family Housing	116,164	12.1	72,439	41,382	2,343	—	—	—
Townhomes	99,851	10.3	52,180	46,067	1,242	—	—	362
Mixed Use	73,109	7.6	4,434	57,025	9,710	1,940	—	—
Commercial	71,457	7.4	7,489	63,968	—	—	—	—
Condos	70,526	7.3	2,759	7,130	23,249	—	1,296	36,092
Storage	56,730	5.9	—	56,730	—	—	—	—
Entitled Land	46,070	4.8	18,765	27,305	—	—	—	—
Unentitled Land	43,329	4.5	32,912	10,417	—	—	—	—
Hotel	29,839	3.1	13,926	—	15,913	—	—	—
Offices	18,581	1.9	—	10,783	7,798	—	—	—
Senior Housing	14,306	1.5	—	14,306	—	—	—	—
Quadplex	12,680	1.3	6,211	6,469	—	—	—	—
Commercial Other	11,092	1.1	—	11,092	—	—	—	—
Commercial Lots	9,340	1.0	2,376	6,964	—	—	—	—
Duplex	8,894	0.9	8,894	—	—	—	—	—
Retail	8,422	0.9	5,211	1,723	1,488	—	—	—
Triplex	1,058	0.1	1,058	—	—	—	—	—
Total	$966,752	100.0%	$345,615	$475,017	$104,848	$3,522	$1,296	$36,454
CECL allowance(2)	(9,526)
Carrying value, net	$957,226

(1)
Represents the year of either origination or amendment where the loan incurred a full re-underwriting in connection with the amendment.
(2)
Includes $1.0 million in loan specific allowances for loans deemed collateral dependent based on the excess amortized cost over the fair value of the underlying collateral. In addition, $1.4 million of the CECL allowance is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable and accrued liabilities in our condensed consolidated balance sheet.

	June 30, 2022		Year Originated (1)
(dollars in thousands)	Carrying Value	% of Portfolio	2022	2021	2020	2019	2018	Prior
LTV (2)
0 - 40%	$34,963	3.6%	$5,077	$29,886	$—	$—	$0	$—
41 - 45%	45,971	4.8	14,769	29,329	1,873	—	—	—
46 - 50%	47,033	4.9	17,475	13,424	16,134	—	—	—
51 - 55%	130,342	13.5	54,426	66,778	8,776	—	—	362
56 - 60%	99,739	10.3	67,971	31,319	449	—	—	—
61 - 65%	543,820	56.3	142,917	302,052	57,941	3,522	1,296	36,092
66 - 70%	41,067	4.2	39,736	1,331	—	—	—	—
71 - 75%	1,092	0.1	1,092	—	—	—	—	—
76- 80%	2,152	0.2	2,152	—	—	—	—	—
Above 80%	20,573	2.1	—	898	19,675	—	—	—
Total	$966,752	100.0%	$345,615	$475,017	$104,848	$3,522	$1,296	$36,454
CECL allowance(3)	(9,526)
Carrying value, net	$957,226

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
(3)
Includes $1.0 million in loan specific allowances for loans deemed collateral dependent based on the excess amortized cost over the fair value of the underlying collateral. In addition, $1.4 million of the CECL allowance is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable and accrued liabilities in our condensed consolidated balance sheet.

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

Dividends Declared. The following table summarizes the declared cash dividends per common share activity for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2022
Dividends declared per common share	$0.21	$0.21	$0.42	$0.42

Earnings per Common Share. The following table summarizes the earnings (GAAP) and distributable earnings (non-GAAP) per common share activity for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Earnings per common share, basic	$0.12	$0.14	$0.26	$0.29
Earnings per common share, diluted	0.12	0.14	0.26	0.29
Distributable earnings per diluted share of common stock prior to realized loss on investments	0.16	0.18	0.32	0.36
Distributable earnings per diluted share of common stock	0.16	0.18	0.30	0.35

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

During the six months ended June 30, 2022 and 2021, provision for credit losses, net was $4.4 and $2.8 million, respectively, which has been excluded from distributable earnings consistent with other unrealized gains (losses) pursuant to our policy for reporting distributable earnings. We expect to recognize such potential credit losses in distributable earnings if and when such amounts are deemed nonrecoverable upon a realization event. This is generally upon charge-off of principal at the time of loan repayment or upon sale of real property owned by us and the amount of proceeds is less than the principal outstanding at the time of foreclosure.

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

As a REIT, we are required to distribute annually to our stockholders dividends equal to at least 90% of our annual REIT taxable income (determined without regard to the dividends-paid deduction and excluding net capital gains) and to pay tax at regular corporate rates to the extent that we annually distribute less than 100% of such taxable income. Given these requirements and our belief that dividends are generally one of the principal reasons that stockholders invest in our common stock, we generally intend to attempt to pay dividends to our stockholders in an amount equal to our net taxable income, if and to the extent authorized by our board of directors. Distributable earnings and distributable earnings prior to realized loss on investments are one of many factors considered by our board of directors in declaring dividends and, while not direct measures of taxable income, over time, the measures can be considered useful indicators of our dividends.

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

The table below is a reconciliation of distributable earnings and distributable earnings prior to realized loss on investments to the most directly comparable GAAP financial measure:

	Three Months Ended		Six Months Ended
(dollars in thousands, except share and per share data)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net income attributable to common stockholders	$15,946	$18,252	$34,020	$38,633
Adjustments for non-distributable earnings:
Stock-based compensation expense	1,019	924	2,004	1,661
New public company expenses(1)	—	289	—	953
Non-capitalized transaction and other one-time expenses(2)	577	—	1,604	—
Change in fair value of warrant liabilities	(186)	3,734	(178)	3,734
Depreciation and amortization	268	268	487	431
Impairment on real property	346	—	346	—
Provision for credit losses, net	2,694	58	4,441	2,766
Distributable earnings prior to realized loss on investments:	$20,664	$23,525	$42,724	$48,178
Realized credit losses(3)	40	—	(2,411)	(1,401)
Distributable earnings:	$20,704	$23,525	$40,313	$46,777
Distributable earnings per diluted share of common stock prior to realized loss on investments	$0.16	$0.18	$0.32	$0.36
Distributable earnings per diluted share of common stock	$0.16	$0.18	$0.30	$0.35
Weighted-average number of shares of common stock outstanding, basic and diluted
Basic	132,812,622	132,585,116	132,803,085	132,567,768
Diluted	132,930,721	132,646,389	132,895,582	132,636,425

(1)
Expenses directly related to professional fees in connection with our new public company reporting procedures, the design and implementation of internal controls under Section 404 of the Sarbanes-Oxley Act and the implementation of the CECL standard.
(2)
Includes other one-time expenses primarily related to the various costs associated with the search for and hiring of our new chief executive officer as well as non-capitalized property taxes accrued on held-for-sale real properties no longer under construction.
(3)
Represents credit losses recorded in the provision for credit losses and recognized in distributable earnings upon charge-off of principal at the time of loan repayment or upon sale of real property where proceeds received are less than the principal outstanding.

Broadmark Realty Capital Inc.

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

Results from Operations

The period-to-period comparison of results is not necessarily indicative of results for future periods. The tables below set forth the results of our operations for the periods indicated, both in dollars and as a percentage of revenue (amounts in thousands, except percentage data):

	Three Months Ended		Six Months Ended
Statements of Operations Data:	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Revenues:
Interest income	$22,132	$21,618	$46,242	$43,635
Fee income	6,384	7,565	12,147	15,016
Total revenue	28,516	29,183	58,389	58,651

Expenses:
Compensation and employee benefits	3,920	3,550	8,998	6,996
General and administrative	3,309	2,816	6,545	5,416
Real property management expenses, net	1,074	55	941	108
Interest expense	2,120	718	4,235	998
Total expenses	10,423	7,139	20,719	13,518

Impairment:
Provision for credit losses, net	2,694	58	4,441	2,766

Other (expense) income:
Change in fair value of warrant liabilities	186	(3,734)	178	(3,734)
Gain on sale of real property	707	—	959	—
Impairment on real property	(346)	—	(346)	—
Total other (expense) income	547	(3,734)	791	(3,734)

Income before provision for income taxes	15,946	18,252	34,020	38,633
Income tax provision	—	—	—	—
Net income	$15,946	$18,252	$34,020	$38,633

Broadmark Realty Capital Inc.

	Three Months Ended		Six Months Ended
Percentage of Revenue:	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2022
Revenues:
Interest income	78%	74%	79%	74%
Fee income	22	26	21	26
Total revenue	100	100	100	100

Expenses:
Compensation and employee benefits	14	12	15	12
General and administrative	12	10	11	9
Real property management expenses, net	4	0	2	0
Interest expense	7	2	7	2
Total expenses	37	24	35	23

Impairment:
Provision for credit losses, net	9	0	8	5

Other (expense) income:
Change in fair value of warrant liabilities	1	(13)	0	(6)
Gain on sale of real property	2	—	2	—
Impairment on real property	(1)	—	(1)	—
Total other (expense) income	2	(13)	1	(6)

Income before provision for income taxes	56	63	58	66
Income tax provision	—	—	—	—
Net income	56%	63%	58%	66%

Comparison of Results of Operations

Unless otherwise stated, for purposes of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the comparison of the results of operations is for the three and six months ended June 30, 2022 and June 30, 2021.

Three Months Ended June 30, 2022 Compared to June 30, 2021

Revenue

Total revenue for the three months ended June 30, 2022 and 2021 was $28.5 and $29.2 million, respectively, a decrease of $0.7 million. The decrease primarily relates to a decrease in fee income of $1.2 million, partially offset by an increase in interest income of $0.5 million, which are discussed in more detail below.

Expenses

Total expenses for the three months ended June 30, 2022 and 2021 were $10.4 and $7.1 million, respectively. The increase primarily relates to increases in interest expense, real property management expenses, net, general and administrative expenses and compensation and employee benefits of $1.4, $1.0, $0.5, and $0.4 million, respectively, which are discussed in more detail below.

Interest Income

Interest income increased by $0.5 million, or 2.4%, for the three months ended June 30, 2022 from the three months ended June 30, 2021, primarily due to an increase of 16% in the average size of our loan portfolio in the 2022 period compared to the 2021 period as a result of (1) the increase in the amount of capital deployed into new originations, (2) the increase in the size of our loan portfolio resulting from our purchase of loan participations in August 2021 in connection with the liquidation of the Private REIT and (3) a higher average effective interest-bearing principal outstanding during the 2022 period compared to the 2021 period as a result of a lower percentage of the loan portfolio being on non-accrual status. These increases were partially offset by the effect of lower fixed interest rates and no minimum interest provisions on loans recently originated due to increased competition.

Broadmark Realty Capital Inc.

Fee Income

Fee income decreased by $1.2 million, or 15.6%, for the three months ended June 30, 2022 from the three months ended June 30, 2021, primarily due to lower weighted average origination fees on loans recently originated due to increased competition in the marketplace along with a lower volume of amendment and extension fees during the 2022 period compared to the 2021 period as fewer loans were extended beyond their maturity date due to construction delays. The decreases were partially offset by increases resulting from increases in our loan portfolio for the reasons discussed above in “Interest Income”.

Compensation and Employee Benefits

Compensation and employee benefits expense increased by $0.4 million, or 10.4%, for the three months ended June 30, 2022 from the three months ended June 30, 2021, primarily due to an increase of $0.5 million resulting from higher employee headcount and wages during the 2022 period compared to the 2021 period.

General and Administrative

General and administrative expense increased by $0.5 million, or 17.5%, for the three months ended June 30, 2022 from the three months ended June 30, 2021. The increase was primarily due to increases of (1) $0.2 million in board member RSU expense and (3) $0.2 million in recruiting expenses associated with increased hiring during the 2022 period compared to the 2021 period.

Real Property Management Expense, net

Real property management expense, net increased by $1.0 million for the three months ended June 30, 2022 from the three months ended June 30, 2021, primarily due to a net increase of $1.0 million in non-capitalized operating costs, primarily property maintenance and property taxes on real property owned during the 2022 period compared to the 2021 period as a result of the higher amount of properties no longer under construction in 2022 compared to 2021.

Interest Expense

Interest expense increased by $1.4 million for the three months ended June 30, 2022 from the three months ended June 30, 2021, primarily due to $1.3 million in interest and amortization of deferred financing costs for our senior unsecured notes during the 2022 period with no corresponding amounts for the 2021 period as these notes were issued during the fourth quarter of 2021.

Other Income (Expense)

Other income increased $4.3 million for the three months ended June 30, 2022 to income of $0.5 million from the three months ended June 30, 2021 expense of $3.7 million. This increase primarily relates to the increase in unrealized gain or loss for the change in fair value of warrant liabilities. The private placement warrant liability of $3.7 million and corresponding unrealized loss was initially recorded in the second quarter of 2021 as a correction to an immaterial error. In addition, there was an increase in the 2022 period of $0.7 million related to a gain on sale of real property. The increases in other income were partially offset by an increase in other expense of $0.3 resulting from impairment on real property during the 2022 period compared to the 2021 period.

Provision for Credit Losses, Net

The provision for credit losses increased $2.6 million for the three months ended June 30, 2022 from the three months ended June 30, 2021. This increase primarily resulted from principal losses for paid off loans or loans transferred to real estate owned during the 2022 period, an increase in loans in contractual default and an increase in the average size of our loan portfolio in the 2022 period compared to the 2021 period.

Six Months Ended June 30, 2022 Compared to June 30, 2021

Revenue

Total revenue for the six months ended June 30, 2022 and 2021 was $58.4 and $58.7 million, respectively, a decrease of $0.3 million. The decrease primarily relates to a decrease in fee income of $2.9 million, partially offset by an increase in interest income of $2.6 million, which are discussed in more detail below.

Broadmark Realty Capital Inc.

Expenses

Total expenses for the six months ended June 30, 2022 and 2021 were $20.7 and $13.5 million, respectively. The increase primarily relates to increases in interest expense, compensation and employee benefits, general and administrative expenses and real property management expenses, net of $3.2, $2.0, $1.1 and $0.8 million, respectively, which are discussed in more detail below.

Interest Income

Interest income increased by $2.6 million, or 6.0%, for the six months ended June 30, 2022 from the six months ended June 30, 2021, primarily due to an increase of 11% in the average size of our loan portfolio in the 2022 period compared to the 2021 period as a result of (1) the increase in the amount of capital deployed into new originations and (2) the increase in the size of our loan portfolio resulting from our purchase of loan participations in August 2021 in connection with the liquidation of the Private REIT. These increases were partially offset by a lower average effective interest-bearing principal outstanding during the 2022 period compared to the 2021 period as a result of a higher percentage of the loan portfolio being on non-accrual status and due to lower fixed interest rates and no minimum interest provisions on loans recently originated due to increased competition.

Fee Income

Fee income decreased by $2.9 million, or 19.1%, for the six months ended June 30, 2022 from the six months ended June 30, 2021, primarily due to lower weighted average origination fees on loans recently originated due to increased competition in the marketplace along with a lower volume of amendment and extension fees during the 2022 period compared to the 2021 period as fewer loans were extended beyond their maturity date due to construction delays. The decreases were partially offset by increases resulting from increases in our loan portfolio for the reasons discussed above in “Interest Income”.

Compensation and Employee Benefits

Compensation and employee benefits expense increased by $2.0 million, or 28.6%, for the six months ended June 30, 2022 from the six months ended June 30, 2021, primarily due to an increase of $1.9 million resulting from higher employee headcount and wages, relocation expenses associated with hiring the new chief executive officer, and increased incentive compensation during the 2022 period compared to the 2021 period.

General and Administrative

General and administrative expense increased by $1.1 million, or 20.8%, for the six months ended June 30, 2022 from the six months ended June 30, 2021. The increase was primarily due to an increases of (1) $0.5 million in recruiting expenses associated with hiring the new chief executive officer during the 2022 period, (2) $0.2 million in increased board member RSU expense during the 2022 period and (3) $0.2 million in increased computer and internet expenses primarily related to new system costs during the 2022 period compared to the 2021 period.

Real Property Management Expense, net

Real property management expense, net increased by $0.8 million for the six months ended June 30, 2022 from the six months ended June 30, 2021, primarily due to a net increase of $0.8 million in operating costs, primarily property maintenance and property taxes on real property owned during the 2022 period compared to the 2021 period as a result of the higher amount of properties no longer under construction in 2022 compared to 2021.

Interest Expense

Interest expense increased by $3.2 million for the six months ended June 30, 2022 from the six months ended June 30, 2021, primarily due to $2.8 million in interest and amortization of deferred financing costs for our senior unsecured notes during the 2022 period with no corresponding amounts for the 2021 period as these notes were issued during the fourth quarter of 2021.

Broadmark Realty Capital Inc.

Other Income (Expense)

Other income increased by $4.5 million for the six months ended June 30, 2022 to income of $0.8 million from the six months ended June 30, 2021 expense of $3.7 million. This increase primarily relates to the increase in unrealized gain or loss for the change in fair value of warrant liabilities. The private placement warrant liability of $3.7 million and corresponding unrealized loss was initially recorded in the second quarter of 2021 as a correction to an immaterial error. In addition, there was an increase of $1.0 million related to a gain on sale of real property during the 2022 period. The increases in other income were partially offset by an increase in other expense of $0.3 resulting from impairment on real property during the 2022 period compared to the 2021 period.

Provision for Credit Losses, Net

The provision for credit losses increased $1.7 million for the six months ended June 30, 2022 from the six months ended June 30, 2021. This increase primarily resulted from principal losses on paid off loans or loans transferred to real estate owned during the 2022 period; partially offset by a decrease in our CECL allowance resulting from an increase in acquisition and investment type loans with lower construction risk in the 2022 period compared to the 2021 period.

Liquidity and Capital Resources

Overview

Our primary liquidity needs include ongoing commitments to fund our lending activities and future funding obligations for our existing loan portfolio, paying dividends, repaying borrowings and funding other general business needs. Our material cash requirements from known contractual and other obligations are set forth in Note 10 - Commitment and Contingencies of our unaudited condensed consolidated financial statements included in this Report. As of June 30, 2022 and December 31, 2021, our cash and cash equivalents totaled $36.0 and $132.9 million, respectively. As of June 30, 2022 and 2021, our total liquidity includes not only cash and cash equivalents, but our entire undrawn revolving credit facility of $135.0 million.

We seek to meet our long-term liquidity requirements, such as real estate lending needs, including future construction draw commitments, primarily through our existing cash resources and return of capital from investments, including loan repayments. Additionally, we intend to use borrowings under our revolving credit facility from time to time as a cash management tool in between collecting loan repayments. We expect to opportunistically issue debt and raise capital in the public and private markets from time to time based on market conditions. As of June 30, 2022, we had $1.6 billion of total loan commitments outstanding, of which we have funded $978.5 million.

Debt-to-Equity Ratio

The following table presents our debt-to-equity ratio, based on the amounts presented in our condensed consolidated balance sheets included in this Report, as of the dates presented:

	June 30, 2022	December 31, 2021
Debt–to–Equity Ratio	0.086	0.085

Revolving Credit Facility

On February 19, 2021, we entered into a credit agreement with a syndicate of lenders and JPMorgan Chase Bank, N.A., as administrative agent for the lenders, providing for a $135.0 million revolving credit facility with a three-year term and bearing interest at the prime rate plus 275 basis points. As a source of backup liquidity for future draws, the availability of the revolving credit facility has enabled us to use a larger percentage of our cash balances for lending activities. In October 2021, we made our first use of our revolving credit facility, with a draw of $50.0 million to support the funding of borrower draws and new loan originations while we awaited several large loan repayments. We then repaid the outstanding balance on our revolving credit facility in full by October 31, 2021 following the receipt of such loan repayments, minimizing the cost of such borrowing while earning fee income on the new borrower draws and loan originations. Subsequent to June 30, 2022, in July 2022, we made our second use of our revolving credit facility, with a draw of $20.0 million. These events demonstrate the value of our revolving credit facility as a cash management tool.

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

Equity Offering Program

On March 2, 2021, we entered into a distribution agreement with J.P. Morgan Securities LLC, Barclays Capital Inc., B. Riley Securities, Inc., JMP Securities LLC and Raymond James & Associates, Inc. as sales agents, to sell shares of our common stock having an aggregate gross sales price of up to $200,000,000, from time to time, through an “at-the-market” equity offering program (the “ATM Program”). We have no obligation to sell any shares under the ATM Program and sold no shares under the ATM Program during the three and six months ended June 30, 2022.

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

As a REIT, we are required to distribute annually dividends equal to at least 90% of our annual REIT taxable income to our stockholders (determined without regard to the dividends-paid deduction and excluding net capital gains), including taxable income where Broadmark Realty does not receive corresponding cash. We intend to distribute all or substantially all of our REIT taxable income in order to comply with the REIT distribution requirements of the Code and to avoid U.S. federal income tax and the non-deductible excise tax.

Sources and Uses of Cash

The following table sets forth changes in cash and cash equivalents for the periods indicated:

	Six Months Ended
(dollars in thousands)	June 30, 2022	June 30, 2021
Cash provided by (used in):
Operating activities	$32,982	$35,307
Investing activities	(73,775)	(35,050)
Financing activities	(56,138)	(59,609)
Net decrease in cash & cash equivalents	$(96,931)	$(59,352)

Broadmark Realty Capital Inc.

Comparison of Results of Cash Flows for the Six Months Ended June 30, 2022 and June 30, 2021

Net cash provided by operating activities for the six months ended June 30, 2022 and 2021 were $33.0 and $35.3 million, respectively. Net cash provided by operating activities is driven by our net income adjusted for non-cash items and changes in operating assets and liabilities. The $2.3 million decrease in cash provided by operating activities in the 2022 period compared to the 2021 period was primarily due to the $2.5 million of interest on the senior unsecured notes obtained during the 2022 period and an increase in cash paid for compensation and employee benefits, the reasons for which are discussed in more detail above in the “Comparison of Results of Operations.” The reconciliations between net income and cash provided by operating activities in the consolidated statement of cash flows include adjustments to net income for non-cash items that, while fluctuating between the 2022 and 2021 periods, have no effect on cash that was provided by operating activities.

Net cash used in investing activities was $73.8 and $35.1 million, respectively for the six months ended June 30, 2022 and 2021. The increase in cash used in investing activities of $38.7 million was primarily due to lower principal collections under our mortgage notes receivable totaling $34.2 million in the 2022 period compared to the 2021 period. This was partially offset by an $11.6 million increase in fundings for mortgage notes receivable and a $7.5 million increase in proceeds from sale of real property during the 2022 period compared to the 2021 period.

Net cash used in financing activities was $56.1 and $59.6 million, respectively for the six months ended June 30, 2022 and 2021. The decrease in cash used in financing activities of $3.5 million was primarily due to the $5.1 million payment of costs to obtain our revolving credit facility in the 2021 period, partially offset by a $1.4 million increase in dividends paid in the 2022 period compared to the 2021 period.

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

Broadmark Realty Capital Inc.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 2022, we did not have any outstanding “market risk sensitive instruments,” as such term is used within the meaning of Item 305 of SEC Regulation S-K. However, we are subject to other types of business risk described below and under “Market Risks Related to Real Estate Loans” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.

Interest Rate Risk

While we recently began investing in certain floating rate loans with interest rate floors, nearly all our loans bear a fixed rate of interest and we have very limited interest-rate sensitive obligations outstanding, the nature of our business exposes us to business risk arising from changes in interest rates. Interest rates are highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. An increase or decrease in interest rates would not impact the interest charged on our then existing loan portfolio, as our loans bear fixed rates of interest. However, a rapid significant increase in interest rates may reduce the demand for mortgage loans due to the higher cost of borrowing, potentially resulting in a reduced demand for real estate, declining real estate values and higher default rates. Alternatively, a significant rapid decline in interest rates may negatively affect the amount of interest that we may charge on new loans, including those that are made with capital received as outstanding loans mature. Additionally, declining interest rates may also result in prepayments of existing loans, which may also result in the redeployment of capital in new loans bearing lower interest rates.

Credit Risku

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Report. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2022.

Broadmark Realty Capital Inc.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2022, there were no changes in the Company’s internal control over financial reporting (as such terms are defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

Broadmark Realty Capital Inc.

ITEM 6. EXHIBITS

10.1	Amended and Restated Employment Agreement, dated April 29, 2022, by and between Broadmark Realty Capital Inc. and Daniel Hirsty.*

31.1	Rule13a‑14(a)/15d‑14(a) Certification of Chief Executive Officer of Broadmark Realty Capital Inc.*

31.2	Rule13a‑14(a)/15d‑14(a) Certification of Chief Financial Officer of Broadmark Realty Capital Inc.*

32.1	Section 1350 Certification of the Chief Executive Officer of Broadmark Realty Capital Inc.**

32.2	Section 1350 Certification of the Chief Financial Officer of Broadmark Realty Capital Inc.**

101:
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline Taxonomy Extension Schema
101.CAL	Inline Taxonomy Extension Calculation Linkbase
101.LAB	Inline Taxonomy Extension Label Linkbase
101.PRE	Inline Taxonomy Extension Presentation Linkbase
101.DEF	Inline Taxonomy Extension Definition Document

104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*Exhibits that are filed or furnished herewith.

**This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

Broadmark Realty Capital Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROADMARK REALTY CAPITAL INC.

Date: August 8, 2022	By:	/s/ Brian P. Ward
	Name:	Brian P. Ward
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2022	By:	/s/ David Schneider
	Name:	David Schneider
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)