Form 10-Q
period 2022-09-30
Broadmark Realty Capital Inc.
filed 2022-11-07
CIK 1784797

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 31, 2022, there were 132,922,075 shares of common stock outstanding.

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
•
the current and future health and stability of the economy and residential housing market;
•
availability of origination and acquisition opportunities acceptable to us;
•
increased competition from entities engaged in construction lending activities;
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

Broadmark Realty Capital Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data, unaudited)

	September 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$61,141	$132,889
Mortgage notes receivable, net	911,664	901,350
Interest and fees receivable, net	17,184	17,526
Investment in real property, net	93,506	68,067
Right-of-use assets	5,714	6,016
Goodwill	136,965	136,965
Other assets	6,301	8,342
Total assets	$1,232,475	$1,271,155

Liabilities and stockholders' equity
Senior unsecured notes, net	$97,646	$97,223
Dividends payable	9,305	9,291
Accounts payable and accrued liabilities	13,671	8,180
Lease liabilities	7,643	7,993
Total liabilities	$128,265	$122,687
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, $0.001 par value, 100,000,000 shares authorized, no shares issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized, 132,914,051 and 132,716,338 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	132	132
Additional paid in capital	1,219,754	1,216,957
Accumulated deficit	(115,676)	(68,621)
Total stockholders' equity	1,104,210	1,148,468
Total liabilities and stockholders' equity	$1,232,475	$1,271,155

See accompanying notes to the unaudited condensed consolidated financial statements

Broadmark Realty Capital Inc.

Condensed Consolidated Statements of Income

(in thousands, except share and per share data, unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Revenues:
Interest income	$20,685	$22,846	$66,927	$66,481
Fee income	6,443	7,748	18,590	22,764
Total revenues	$27,128	$30,594	$85,517	$89,245

Expenses:
Compensation and employee benefits	3,972	3,920	12,970	10,916
General and administrative	3,429	2,905	9,832	8,321
Real property management expenses, net	1,542	—	2,625	108
Interest expense	2,242	721	6,477	1,719
Total expenses	11,185	7,546	31,904	21,064

Impairment:
Provision for credit losses, net	12,288	2,607	16,729	5,373

Other (expense) income:
Change in fair value of warrant liabilities	415	1,244	593	(2,490)
Gain on sale of real property	25	—	984	—
Impairment on real property	(1,485)	—	(1,831)	—
Total other (expense) income	(1,045)	1,244	(254)	(2,490)

Income before provision for income taxes	2,610	21,685	36,630	60,318
Income tax provision	—	—	—	—
Net income	$2,610	$21,685	$36,630	$60,318
Earnings per common share:
Basic	$0.02	$0.16	$0.28	$0.45
Diluted	$0.02	$0.16	$0.28	$0.45
Weighted-average shares of common stock outstanding, basic and diluted:
Basic	132,884,407	132,658,661	132,867,288	132,575,852
Diluted	132,906,780	132,752,471	132,936,411	132,663,437

See accompanying notes to the unaudited condensed consolidated financial statements

Broadmark Realty Capital Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data, unaudited)

	Preferred		Common Stock		Additional
	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balances as of December 31, 2021	—	$—	132,716,338	$132	$1,216,957	$(68,621)	$1,148,468
Net income	—	—	—	—	—	18,074	18,074
Dividends	—	—	—	—	—	(27,885)	(27,885)
Issuance of shares for vested restricted stock units	—	—	109,355	—	—	—	—
Issuance of shares for exercised warrants	—	—	25	—	—	—	—
Shares withheld for tax liability	—	—	(32,276)	—	(328)	—	(328)
Stock-based compensation expense for restricted stock units	—	—	—	—	985	—	985
Balances as of March 31, 2022	—	$—	132,793,442	$132	$1,217,614	$(78,432)	$1,139,314
Net income	—	—	—	—	—	15,946	15,946
Dividends	—	—	—	—	—	(27,892)	(27,892)
Issuance of shares for vested restricted stock units	—	—	71,036	—	—	—	—
Issuance of shares for exercised warrants	—	—	—	—	—	—	—
Shares withheld for tax liability	—	—	(5,891)	—	(43)	—	(43)
Stock-based compensation expense for restricted stock units	—	—	—	—	1,019	—	1,019
Balances as of June 30, 2022	—	$—	132,858,587	$132	$1,218,590	$(90,378)	$1,128,344
Net income	—	—	—	—	—	2,610	2,610
Dividends	—	—	—	—	—	(27,908)	(27,908)
Issuance of shares for vested restricted stock units	—	—	69,528	—	—	—	—
Issuance of shares for exercised warrants	—	—	—	—	—	—	—
Shares withheld for tax liability	—	—	(14,064)	—	(95)	—	(95)
Stock-based compensation expense for restricted stock units	—	—	—	—	1,259	—	1,259
Balances as of September 30, 2022	—	$—	132,914,051	$132	$1,219,754	$(115,676)	$1,104,210

	Preferred		Common Stock		Additional
	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balances as of December 31, 2020	—	$—	132,532,383	$132	$1,213,987	$(39,698)	$1,174,421
Net income	—	—	—	—	—	20,381	20,381
Dividends	—	—	—	—	—	(27,838)	(27,838)
Issuance of shares for vested restricted stock units	—	—	34,027	—	—	—	—
Stock-based compensation expense for restricted stock units	—	—	—	—	737	—	737
Balances as of March 31, 2021	—	$—	132,566,410	$132	$1,214,724	$(47,155)	$1,167,701
Net income	—	—	—	—	—	18,252	18,252
Dividends	—	—	—	—	—	(27,843)	(27,843)
Issuance of shares for vested restricted stock units	—	—	77,766	—	—	—	—
Shares withheld for tax liability	—	—	(9,504)	—	(135)	—	(135)
Stock-based compensation expense for restricted stock units	—	—	—	—	924	—	924
Balances as of June 30, 2021	—	$—	132,634,672	$132	$1,215,513	$(56,746)	$1,158,899
Net income	—	—	—	—	—	21,685	21,685
Dividends	—	—	—	—	—	(27,861)	(27,861)
Issuance of shares for vested restricted stock units	—	—	70,157	—	—	—	—
Shares withheld for tax liability	—	—	(20,288)	—	(212)	—	(212)
Stock-based compensation expense for restricted stock units	—	—	—	—	891	—	891
Balances as of September 30, 2021	—	$—	132,684,541	$132	$1,216,192	$(62,922)	$1,153,402

See accompanying notes to the unaudited condensed consolidated financial statements

Broadmark Realty Capital Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Nine Months Ended
	September 30, 2022	September 30, 2021
Cash flows from operating activities
Net income	$36,630	$60,318
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of deferred origination and amendment fees	(16,926)	(20,754)
Depreciation and amortization	752	577
Amortization of right of use assets	302	284
Amortization of debt issuance costs	429	—
Amortization of credit facility costs	1,133	879
Stock-based compensation expense for restricted stock units	3,263	2,552
Provision for credit losses, net	16,729	5,373
Gain on sale of real property	(984)	—
Impairment on real property	1,831	—
Change in fair value of warrant liabilities	(593)	2,490
Changes in operating assets and liabilities:
Interest and fees receivable, net	342	(409)
Other assets	511	1,644
Accounts payable and accrued liabilities	5,562	(2,226)
Lease liabilities	(350)	(257)
Net cash provided by operating activities	48,631	50,471
Cash flows from investing activities:
Fundings of mortgage notes receivable	(436,946)	(449,685)
Principal collections	386,648	338,358
Origination and amendment fees received on mortgage notes receivable	11,009	5,951
Purchases of property and equipment	(128)	(419)
Proceeds from sale of real property	8,360	3,828
Improvements in real property	(5,185)	(3,328)
Repurchase of participations in mortgage notes receivable	—	(43,498)
Net cash used in investing activities	(36,242)	(148,793)
Cash flows from financing activities:
Dividends paid	(83,671)	(82,205)
Payment of costs to obtain financing	—	(5,125)
Proceeds from borrowings on credit facilities	45,000	—
Repayment of borrowings on credit facilities	(45,000)	—
Payment of taxes on shares withheld for tax liability	(466)	(347)
Net cash used in financing activities	(84,137)	(87,677)
Net decrease in cash and cash equivalents	(71,748)	(185,999)
Cash and cash equivalents, beginning of period	132,889	223,375
Cash and cash equivalents, end of period	$61,141	$37,376
Supplemental disclosure of cash flow information:
Interest paid	2,693	—
Supplemental disclosure of non-cash investing and financing activities:
Dividends payable	9,305	9,289
Mortgage notes receivable converted to investment in real property	54,350	43,497
Investments in real property converted to mortgage notes receivable	25,900	—
Interest and fee receivables converted to investments in real property	1,244	—
Operating lease right-of-use assets	—	6,360
Lease liabilities arising from obtaining right-of-use assets	—	8,319
Property and equipment purchased through tenant improvement allowance	—	1,959

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

The consolidated subsidiaries of Broadmark Realty include BRMK Lending, LLC, BRMK Management, Corp., and Broadmark Private REIT Management, LLC. BRMK Lending, LLC originates short-term loans generally secured by first deed of trust liens on residential and commercial real estate. BRMK Management, Corp. (the “Manager”) manages the underwriting, closing, servicing and disposition of mortgage notes, and performs all general and administrative duties for Broadmark Realty. Broadmark Private REIT Management, LLC (the “Private REIT Manager”) previously managed Broadmark Private REIT, LLC (the “Private REIT”), which was an unconsolidated affiliate of the Company that primarily participated in loans originated, underwritten and serviced by a subsidiary of Broadmark Realty. The Private REIT was liquidated during the quarter ended September 30, 2021. Refer to Note 12 for details about the liquidation of the Private REIT.

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

The unaudited condensed consolidated interim financial statements, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position as of September 30, 2022, our results of operations and stockholders’ equity for the three and nine months ended September 30, 2022 and 2021, and our cash flows for the nine months ended September 30, 2022 and 2021. The results of the three and nine months ended September 30, 2022 is not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any interim period or for any other future year.

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

The Private REIT was determined to be a voting interest entity for which we, through our wholly-owned subsidiary who previously acted as manager with no significant equity investment, did not hold a controlling interest in and, therefore, did not consolidate. Furthermore, the Private REIT's participation in loans originated by us met the characteristics of a participating interest and the criterion for sale accounting in accordance with GAAP and therefore, the loans were derecognized from our unaudited condensed consolidated financial statements. The Private REIT was liquidated in August 2021 and all participations in mortgage notes receivable held by the Private REIT were purchased for cash by the Company at the settlement value which approximated fair value.

Reclassifications

Certain amounts in our unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2021 have been reclassified to conform to the presentation of our current period unaudited condensed consolidated financial statements. These reclassifications had no effect on our previously reported net income or stockholders’ equity. The reclassifications include reclassifying certain board member expenses from compensation expense into general and administrative expense and separately presenting real property management expenses, net and interest expense on the unaudited condensed consolidated statements of income. The reclassification within the condensed consolidated statement of cash flows for the change in amortization of credit facility costs to the change in other assets resulted in no change to the cash provided by operating activities. The reclassifications also included the separate presentation of origination and fundings of mortgage notes receivable, principal collections and proceeds from mortgage notes receivable and origination and amendment fees received on mortgage notes receivable on the unaudited condensed consolidated statements of cash flows.

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

Broadmark Realty Capital Inc.

We operate in a dynamic industry and, accordingly, can be affected by a variety of factors. For example, we believe that changes in any of the following areas could have a significant negative effect on us in terms of our future financial position, results of operations or cash flows: the economy in the areas we operate; the stability of the real estate market and the impact of interest rate changes; competition in our market; changes in government regulation affecting our business; public health crises, like the COVID-19 pandemic; natural disasters, catastrophic events and the physical effects of climate change; and our ability to attract and retain qualified employees and key personnel, among other things.

Reportable Segments

We operate the business as one reportable segment, which originates, underwrites and services loans secured by real estate.

Recently Issued Accounting Pronouncements Not Yet Adopted

In March 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which eliminates the accounting guidance for troubled debt restructurings (“TDR”) for creditors that have adopted the current expected credit losses (“CECL” or “CECL allowance” or “allowance for credit losses”) standard and requires enhanced disclosures for loan modifications made to borrowers experiencing financial difficulty in the form of interest rate reductions, principal forgiveness, other-than-insignificant payment delays, or term extensions. In addition, the new guidance requires presentation in the vintage disclosures of current-period gross write-offs by year of origination. The guidance is effective for the Company in the first quarter of 2023. Entities are able to early adopt the guidance and have the ability to early adopt the TDR enhancements separately from the vintage disclosures. We have not yet adopted this ASU. While the guidance will result in expanded disclosures, we do not believe the adoption of this guidance will have a material impact on our financial position, results of operation or cash flows.
Note 3 - Mortgage Notes Receivable

Mortgage notes receivable (referred to herein as “mortgage notes receivable”, “construction loans”, “loans”, or “notes”) are classified as held for investment, as we have the intent and ability to hold until maturity or payoff and are carried in the consolidated balance sheets at amortized cost, net of construction holdbacks, interest reserves, allowance for credit losses and deferred origination and amendment fees. Loans are classified as held for sale in the period when we commit to a plan and have the authority to sell the asset in its current condition, have initiated an active marketing plan to sell the asset at a price that is reflective of its current fair value and the sale of the asset is both probable and expected to qualify for full sales recognition within a period of 12 months. Loans classified as held for sale are carried at the lower of amortized cost or fair value less costs to sell, thus are not subject to the CECL allowance. As of September 30, 2022 all mortgage notes receivable were classified as held for investment.

The stated principal amount of mortgage notes receivable in our portfolio represents our interest in loans generally secured by first deeds of trust, security agreements or legal title to real estate located in the United States. Our lending standards typically require that all mortgage notes receivable be secured by a first deed of trust lien on real estate and that the maximum loan to value ratio (“LTV”) be no greater than 65%. The LTV is calculated on an “as-complete” appraised value of the underlying collateral as determined by an independent appraiser at the time of the loan origination. The lending standards also typically limit the initial outstanding principal balance of the loan to a maximum LTV of up to 65% of the “as-is” appraised value of the underlying collateral, as determined by an independent appraiser at the time of the loan origination. Unless otherwise indicated, LTV is measured by the total commitment amount of the loan at origination divided by the “as-complete” appraisal. LTVs do not reflect interim loan activity such as construction draws or interest payments capitalized to loans, or partial repayments of the loan. The maximum amount of a single loan may not exceed 10% of our total assets and the maximum amount to a single borrower may not exceed 15% of our total assets. We consider the maximum LTV as an indicator for the credit quality of a mortgage note receivable.

Mortgage notes receivable are considered to be short-term financings. As of September 30, 2022, the weighted average term of our active loans was 20 months at origination, which we often elect to extend for several months, based on our evaluation of the expected timeline for completion of construction. All loans require monthly interest only payments, with our weighted average interest rate on our portfolio being 10.2% as of September 30, 2022. Most loans are structured with an interest reserve holdback that covers the interest payments for the initial term of the loan. Once the interest reserve is depleted, borrowers are expected to pay their monthly interest payment within 10 days of month-end.

Broadmark Realty Capital Inc.

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

The following table reconciles outstanding mortgage loan commitments to the outstanding balance of mortgage notes receivable as of September 30, 2022 and December 31, 2021:

(dollars in thousands)	September 30, 2022	December 31, 2021
Total loan commitments	$1,512,889	$1,489,055
Less:
Construction holdbacks	530,425	524,462
Interest reserves	41,108	39,880
Total principal outstanding for our mortgage notes receivable	941,356	924,713
Less:
Allowance for credit losses(1)	19,997	10,394
Deferred origination and amendment fees	9,695	12,969
Mortgage notes receivable, net	$911,664	$901,350

(1)
As of September 30, 2022, $1.4 million of the allowance is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable and accrued liabilities in our condensed consolidated balance sheet.

In certain instances, where the interest reserve on a current loan has been fully depleted and the interest payment is not expected to be collected from the borrower, we may place a current loan on non-accrual status and recognize interest income on a cash-basis where principal collection is not in doubt. As of September 30, 2022 and December 31, 2021, the principal outstanding on loans in contractual default status placed on non-accrual status was $115.4 and $101.9 million, respectively. In accordance with our CECL methodology, all loans including those on non-accrual status have an allowance for credit losses.

As of September 30, 2022 and December 31, 2021, the total commitment on loans in contractual default was $286.1 and $191.4 million, respectively.

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

Broadmark Realty Capital Inc.

The following tables summarize the activity in the CECL allowance during the nine months ended September 30, 2022 and 2021:

	CECL Allowance
(dollars in thousands)	Funded	Unfunded (2)	Total
CECL allowance as of December 31, 2021	$10,394	$904	$11,298
Provision for credit losses, net	1,554	193	1,747
Charge-offs(1)	(3,301)	—	(3,301)
CECL allowance as of March 31, 2022	$8,647	$1,097	$9,744
Provision for credit losses, net	2,381	313	2,694
Charge-offs(1)	(1,502)	—	(1,502)
CECL allowance as of June 30, 2022	$9,526	$1,410	$10,936
Provision for credit losses, net	12,267	21	12,288
Charge-offs(1)	(1,796)	—	(1,796)
CECL allowance as of September 30, 2022	$19,997	$1,431	$21,428

	CECL Allowance
(dollars in thousands)	Funded	Unfunded (2)	Total
CECL allowance as of December 31, 2020	$10,590	$—	$10,590
Provision for credit losses, net	1,761	947	2,708
Charge-offs(1)	(1,688)	—	(1,688)
CECL allowance as of March 31, 2021	$10,663	$947	$11,610
Provision for credit losses, net	280	(222)	58
CECL allowance as of June 30, 2021	$10,943	$725	$11,668
Provision for credit losses, net	2,471	136	2,607
Charge-offs(1)	(695)	—	(695)
CECL allowance as of September 30, 2021	$12,719	$861	$13,580

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

Broadmark Realty Capital Inc.

The following tables allocate the carrying value of our loan portfolio based on our internal credit quality indicators in assessing estimated credit losses and vintage of origination at the dates indicated:

	September 30, 2022		Year Originated (1)
(dollars in thousands)	Carrying Value	% of Portfolio	2022	2021	2020	2019	2018	Prior
Construction Type
Vertical Construction	$535,737	57.5%	$309,763	$135,257	$52,678	$1,903	$—	$36,136
Horizontal Development	213,666	22.9	109,260	95,615	8,791	—	—	—
Acquisition	49,449	5.3	15,137	34,312	—	—	—	—
Investment	48,560	5.2	44,230	4,330	—	—	—	—
Rehabilitation	36,397	3.9	11,471	13,793	11,133	—	—	—
Land Entitlement	25,891	2.8	1,806	24,085	—	—	—	—
Bridge	21,961	2.4	8,958	10,874	—	2,129	—	—
Total	$931,661	100.0%	$500,625	$318,266	$72,602	$4,032	$—	$36,136
CECL allowance(2)	(19,997)
Carrying value, net	$911,664

(1)
Represents the year of either origination or amendment where the loan incurred a full re-underwriting in connection with the amendment.
(2)
Includes $12.1 million in loan specific allowances for loans deemed collateral dependent based on the excess amortized cost over the fair value of the underlying collateral. In addition, $1.4 million of the CECL allowance is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable and accrued liabilities in our condensed consolidated balance sheet.

	September 30, 2022		Year Originated (1)
(dollars in thousands)	Carrying Value	% of Portfolio	2022	2021	2020	2019	2018	Prior
Collateral Type
Apartments	$169,067	18.1%	$111,941	$39,609	$15,614	$1,903	$—	$—
Residential lots	123,055	13.2%	49,947	64,317	8,791	—	—	—
Single Family Housing	121,810	13.1%	112,919	8,659	232	—	—	—
Townhomes	107,515	11.5%	80,277	26,445	793	—	—	—
Commercial	87,779	9.4%	12,750	75,029	—	—	—	—
Entitled Land	75,103	8.1%	46,741	28,362	—	—	—	—
Condos	63,690	6.8%	10,900	6,579	10,075	—	—	36,136
Mixed Use	53,409	5.7%	10,288	29,859	11,133	2,129	—	—
Hotel	30,036	3.2%	14,007	—	16,029	—	—	—
Unentitled Land	19,981	2.1%	16,621	3,360	—	—	—	—
Offices	19,372	2.1%	11,294	—	8,078	—	—	—
Senior Housing	15,538	1.7%	—	15,538	—	—	—	—
Commercial other	12,845	1.4%	—	12,845	—	—	—	—
Duplex	11,089	1.2%	11,089	—	—	—	—	—
Retail	8,818	0.9%	6,961	—	1,857	—	—	—
Quadplex	7,664	0.8%	—	7,664	—	—	—	—
Commercial Lots	3,196	0.3%	3,196	—	—	—	—	—
Triplex	1,694	0.2%	1,694	—	—	—	—	—
Storage	—	0.0%	—	—	—	—	—	—
Total	$931,661	100.0%	$500,625	$318,266	$72,602	$4,032	$—	$36,136
CECL allowance(2)	(19,997)
Carrying value, net	$911,664

(1)
Represents the year of either origination or amendment where the loan incurred a full re-underwriting in connection with the amendment.
(2)
Includes $12.1 million in loan specific allowances for loans deemed collateral dependent based on the excess amortized cost over the fair value of the underlying collateral. In addition, $1.4 million of the CECL allowance is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable and accrued liabilities in our condensed consolidated balance sheet.

Broadmark Realty Capital Inc.

	September 30, 2022		Year Originated (1)
(dollars in thousands)	Carrying Value	% of Portfolio	2022	2021	2020	2019	Prior
LTV (2)
0 - 40%	$25,348	2.7%	$18,231	$7,117	$—	$—	$—
41 - 45%	29,546	3.2	7,567	21,979	—	—	—
46 - 50%	39,085	4.2	20,899	10,108	8,078	—	—
51 - 55%	141,842	15.1	75,656	57,395	8,791	—	—
56 - 60%	97,218	10.4	84,016	13,202	—	—	—
61 - 65%	481,317	51.7	224,147	187,256	31,875	1,903	36,136
66 - 70%	89,229	9.6	64,248	20,202	2,650	2,129	—
71 - 75%	3,518	0.4	3,518	—	—	—	—
76- 80%	2,343	0.3	2,343	—	—	—	—
Above 80%	22,215	2.4	—	1,007	21,208	—	—
Total	$931,661	100.0%	$500,625	$318,266	$72,602	$4,032	$36,136
CECL allowance(3)	(19,997)
Carrying value, net	$911,664

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
(3)
Includes $12.1 million in loan specific allowances for loans deemed collateral dependent based on the excess amortized cost over the fair value of the underlying collateral. In addition, $1.4 million of the CECL allowance is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable and accrued liabilities in our condensed consolidated balance sheet.

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

Broadmark Realty Capital Inc.

The following tables allocate the carrying value of collateral dependent loans in our loan portfolio to the collateral type at the dates indicated:

	September 30, 2022
(dollars in thousands)	Carrying Value	CECL Allowance(1)	Carrying Value, net
Collateral Type
Residential Lots	$34,276	$(2,242)	$32,034
Hotel	16,029	(9,113)	6,916
Condos	10,075	(917)	9,158
Offices	8,078	(76)	8,002
Townhomes	3,945	(29)	3,916
Single Family Housing	3,761	(18)	3,743
Commercial Other	2,997	(38)	2,959
Mixed Use	2,764	(408)	2,356
Retail	1,857	(58)	1,799
Total	$83,782	$(12,899)	$70,883

(1)
Includes $12.1 million in loan specific allowances for loans deemed collateral dependent based on the excess amortized cost over the fair value of the underlying collateral.

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
Note 4 – Investment in Real Property

As of September 30, 2022 and December 31, 2021, we owned 11 and nine properties or projects, with aggregate carrying value of $93.5 and $68.1 million, respectively.

Real property is classified as held for sale in the period when we commit to a plan and have the authority to sell the asset in its current condition, have initiated an active marketing plan to sell the asset at a price that is reflective of its current fair value and the sale of the asset is both probable and expected to qualify for full sales recognition within a period of 12 months. Real property, held for sale is held at the lower of cost or fair value, less estimated costs to sell, which is evaluated on a quarterly basis. Real property that does not qualify as held for sale is classified as held for use. Once construction is complete, real property, held for use is depreciated using the straight-line method over the estimated useful life of the property and depreciation expense is no longer recorded once the real property is classified as held for sale. Costs related to acquisition, development, construction and improvements are capitalized and expenditures for repairs and maintenance are charged to expense when incurred.

In April 2022, the Company executed an agreement with an unrelated party to sell a real property with a carrying value of $28.4 million for a sales price of $29.0 million. As part of the sale, the Company executed a promissory note with the purchaser in the principal amount of $25.9 million. The note was amended to extend the financing term, resulting in an extension of the maturity date to December 31, 2022 after receiving partial payments on July 1, 2022 and August 31, 2022. This seller-financed sale of real property was evaluated for derecognition of the transferred assets and income recognition based on whether a sales contract existed and effective control was transferred to the purchaser and it was determined that the transaction met all of the criterion to be recognized as a sale.

Broadmark Realty Capital Inc.

The following tables provide information about the carrying value of our owned real property at the dates indicated:

(dollars in thousands)	September 30, 2022	December 31, 2021
Collateral Type
Senior Housing	$49,916	$—
Offices	18,316	19,388
Townhomes	8,937	9,281
Single Family Housing	7,831	4,134
Apartments	5,453	—
Residential Lots	3,053	3,012
Condos	—	28,441
Retail	—	3,811
Total	$93,506	$68,067

(dollars in thousands)	September 30, 2022	December 31, 2021
Held for sale	$66,103	$52,531
Held for use	27,403	15,536
Total	$93,506	$68,067

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

Our development of fair value estimates, particularly Level 3 fair value assets and liabilities with significant unobservable inputs, involves judgment and a high degree of subjectivity. While we anticipate that our valuation methods are appropriate and consistent with valuation methods used by other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. Likewise, due to the general illiquidity of some of these assets and liabilities, subsequent transactions may be at values significantly different from those reported.

The following tables present estimated fair values of our financial instruments, as of the date indicated, whether or not recognized or recorded in the condensed consolidated balance sheets at the periods indicated:

	September 30, 2022		Fair Value Measurements Using
(dollars in thousands)	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$61,141	$61,141	$61,141	$—	$—
Mortgage notes receivable, net	911,664	911,664	—	—	911,664
Interest and fees receivable, net	17,184	17,184	—	17,184	—
Financial Liabilities
Senior unsecured notes, net	97,646	86,230	—	86,230	—
Private placement warrant liability	1,245	1,245	—	1,245	—

Broadmark Realty Capital Inc.

	December 31, 2021		Fair Value Measurements Using
(dollars in thousands)	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$132,889	$132,889	$132,889	$—	$—
Mortgage notes receivable, net	901,350	901,350	—	—	901,350
Interest and fees receivable, net	17,526	17,526	—	17,526	—
Financial Liabilities
Senior unsecured notes, net	97,223	100,000	—	100,000	—
Private placement warrant liability	1,838	1,838	—	1,838	—

The following table sets forth assets measured and reported at fair value on a nonrecurring basis as of September 30, 2022 and December 31, 2021. All of these values are categorized as Level 3. The table also contains information about valuation methodologies and inputs.

	Carrying Value		Fair Value
(dollars in thousands)	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021	Valuation technique	Unobservable inputs	Range of inputs
Investment in real property	$29,615	$—	$30,226	$—	Collateral valuations	Discount to appraised value based on comparable market prices, broker opinion of value, discounted cash flows or capitalization rate applied to estimate net operating income	0 - 10%
Collateral dependent loans, net of allowance for credit losses(1)	20,266	436	20,980	835	Collateral valuations	Discount to appraised value based on comparable market prices or broker opinion of value	0 - 10%
Total	$49,881	$436	$51,206	$835

(1)
Previously reported amounts included all real properties and collateral dependent loans regardless of whether a mark to fair value occurred in the reporting period. The current disclosure represents only those measured at fair value on a nonrecurring basis during the reporting periods.

Fair Value on a Recurring Basis

The private placement warrants are carried at fair value. Initially, the fair value of the private placement warrants was classified as Level 3 within the fair value hierarchy as it was valued using a lattice model, which primarily incorporates observable inputs such as our common stock price, exercise price, term of the warrant, dividend yield and the risk-free rate; however, it also incorporates an assumption for equity volatility. For the unobservable volatility input, we solved for the volatility of the public warrants using the lattice model that captures the redemption right and analyzed the calculated equity volatility based on the volatility of the common stock of comparable public companies. This valuation methodology resulted in the same value per share for both the public warrants and private placement warrants, indicating the redemption right, a feature excluded from private placement warrants, did not change the valuation; and therefore, the quoted price per share of the public warrants was used to value the private placement warrants on a recurring basis beginning September 30, 2021. As we utilized observable inputs in the valuation, specifically a quoted price for a similar item in an active market, we re-classified the private placement warrant liability from a Level 3 to a Level 2 within the fair value hierarchy as of September 30, 2021. The fair value of the 5.2 million private placement warrants, estimated using the quoted share price of the public warrants (BRMK.WS), was approximately $0.06 per warrant or $0.24 per share to arrive at $1.2 million as of September 30, 2022. Refer to Note 7 for additional details on the private placement warrants.

Fair Value on a Nonrecurring Basis

Investments in real properties are initially recorded at the fair value less estimated costs to sell, which becomes the new cost basis for the real property. Costs related to acquisition, development, construction and improvements are capitalized to the extent the fair value less costs to sell is greater than the investment in real property. At each reporting date, the cost basis is compared to the fair value of real properties based upon the most recent independent third-party appraisals of value discounted based upon our experience with actual liquidation values. These discounts to the appraisals generally range from 0% to 10% and are considered unobservable inputs in Level 3 within the fair value hierarchy. Any decline in the fair value of real property held for sale will be recorded in a valuation account to offset the cost basis and carry at fair value on a non-recurring basis.

Broadmark Realty Capital Inc.

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

Fair Value Disclosure Only

For our financial instruments, including cash equivalents, which are classified under Level 1 within the fair value hierarchy as well as interest and fees receivable, accounts payable and accrued liabilities which are classified under Level 2 within the fair value hierarchy, the carrying amounts approximate fair value due to their short-term maturities.

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

Our senior unsecured notes were purchased at par by investors in a private placement, but trade in the secondary market. Fair value is estimated using current market quotes received from active markets and we classify as Level 2 within the fair value hierarchy.

Note 6 - Debt

On February 19, 2021, we entered into a credit agreement with a syndicate of lenders and JPMorgan Chase Bank, N.A., as administrative agent for the lenders, providing for a $135.0 million revolving credit facility maturing on February 19, 2024. Advances under the revolving credit facility bear interest at prime rate plus 2.75% and the facility has a commitment fee of 1.0% of unfunded commitment per annum. We incurred fees of approximately $4.5 million in relation to the revolving credit facility, which were capitalized as deferred financing costs on the condensed consolidated balance sheets and are being amortized over the three-year term. As of September 30, 2022 and December 31, 2021, the revolving credit facility has no principal outstanding.

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

Broadmark Realty Capital Inc.

The following table presents the carrying values of our senior unsecured notes as of the periods indicated:

(dollars in thousands)	September 30, 2022	December 31, 2021
Principal	$100,000	$100,000
Debt issuance costs	(2,861)	(2,855)
Amortization of debt issuance costs	507	78
Total notes, net	$97,646	$97,223

The following tables summarize the interest expense related to our senior unsecured notes and revolving credit facility for the periods indicated:

	Three Months Ended
	September 30, 2022			September 30, 2021
(in thousands)	Amortization of Deferred Debt Costs	Interest Expense	Undrawn Fees	Amortization of Deferred Debt Costs	Interest Accrued	Undrawn Fees
5.0% senior unsecured notes	$143	$1,236	$—	$—	$—	$—
Revolving credit facility	377	151	335	377	—	344
Total	$520	$1,387	$335	$377	$—	$344

	Nine Months Ended
	September 30, 2022			September 30, 2021
(in thousands)	Amortization of Deferred Debt Costs	Interest Expense	Undrawn Fees	Amortization of Deferred Debt Costs	Interest Accrued	Undrawn Fees
5.0% senior unsecured notes	$429	$3,736	$—	$—	$—	$—
Revolving credit facility	1,133	151	1,028	879	—	840
Total	$1,562	$3,887	$1,028	$879	$—	$840

Note 7 - Stockholders’ Equity and Earnings per Common Share

Stockholders’ Equity

Holders of our common stock are entitled to one vote for each share.

On March 2, 2021, we entered into a distribution agreement with J.P. Morgan Securities LLC, Barclays Capital Inc., B. Riley Securities, Inc., JMP Securities LLC and Raymond James & Associates, Inc. as sales agents, to sell shares of our common stock having an aggregate gross sales price of up to $200,000,000, from time to time, through an “at-the-market” equity offering program (the “ATM Program”). We have no obligation to sell any shares under the ATM Program and sold no shares under the ATM Program during the three and nine months ended September 30, 2022 and 2021.

As of September 30, 2022 and December 31, 2021 there were 41.7 million public warrants outstanding and 5.2 million private placement warrants outstanding. In the aggregate, we have outstanding warrants to purchase approximately 15.6 million shares of common stock at a price of $11.50 per whole share. Settlement of outstanding warrants will be in shares of our common stock, unless we elect (solely in our discretion) to settle warrants we have called for redemption in cash, and subject to customary adjustment in the event of business combinations and certain tender offers.

The liability for the private placement warrants was $1.2 million as of September 30, 2022 and is included in accounts payable and accrued liabilities in the condensed consolidated balance sheet.

Broadmark Realty Capital Inc.

Earnings per Common Share

The table below presents the computation of basic and diluted net income per share of common stock for the periods presented:

	Three Months Ended		Nine Months Ended
(dollars in thousands, except share and per share data):	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net income	$2,610	$21,685	$36,630	$60,318
Basic weighted-average shares of common stock outstanding	132,884,407	132,658,661	132,867,288	132,575,852
Dilutive effect of share-based compensation – unvested restricted stock units	22,373	93,810	69,122	87,585
Diluted weighted-average shares of common stock outstanding	132,906,780	132,752,471	132,936,411	132,663,437
Basic earnings per share	$0.02	$0.16	$0.28	$0.45
Diluted earnings per share	$0.02	$0.16	$0.28	$0.45

For the periods presented, the following common stock equivalents were excluded from the calculations of diluted earnings per share because their effect would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Weighted-average restricted stock units outstanding	637,597	186,492	241,097	218,227
Unexercised public warrants and private placement warrants	15,604,279	15,604,304	15,604,279	15,604,304
Total stock equivalents excluded	16,241,876	15,790,796	15,845,376	15,822,531

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

Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Code, which relate to organizational structure, diversity of stock ownership, and certain restrictions with regard to the nature of assets and the sources of income. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state, and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of September 30, 2022 and December 31, 2021, we were in compliance with all REIT requirements.

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

Broadmark Realty Capital Inc.

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

The Company uses a Monte Carlo simulation model to determine the grant-date fair value of awards with market-based performance conditions. The weighted average fair value and assumptions used to value the pRSU awards granted with market-based performance conditions are as follows:

	Nine Months Ended
	September 30, 2022	September 30, 2021
Performance share fair value	$6.74	$8.20
Risk-free interest rate	1.74%	0.27%
Expected volatility	30.48%	25.71%
Expected life (in years)	2.85	2.77
Expected dividend yield	9.82%	8.13%

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

As of September 30, 2022, there were 3,166,727 shares available to be awarded under the Plan.

Broadmark Realty Capital Inc.

The following tables summarize the activity related to RSUs and pRSUs during 2022:

	Shares	Weighted Average Grant Date Fair Market Value
Unvested RSUs outstanding as of December 31, 2021	541,296
Granted	419,101	$6.90
Vested	(109,355)	$9.50
Forfeited	(5,691)	$8.82
Unvested RSUs outstanding as of March 31, 2022	845,351
Granted	105,773	$6.49
Vested	(71,036)	$10.52
Forfeited	(40,862)	$8.84
Unvested RSUs outstanding as of June 30, 2022	839,226
Vested	(69,528)	$10.30
Forfeited	(8,224)	$7.52
Unvested RSUs outstanding as of September 30, 2022	761,474

	Shares	Weighted Average Grant Date Fair Market Value
Unvested pRSUs outstanding as of December 31, 2021	56,978
Granted	276,679	$6.74
Unvested pRSUs outstanding as of March 31, 2022	333,657
Forfeited	(39,084)	$7.35
Unvested pRSUs outstanding as of June 30, 2022	294,573
Unvested pRSUs outstanding as of September 30, 2022	294,573

As of September 30, 2022, there was $5.7 million of net unrecognized compensation cost related to unvested stock-based compensation arrangements. This compensation will be recognized on a straight-line basis over a weighted-average recognition period of 1.8 years.

Note 10 - Commitments and Contingencies

The following table illustrates our contractual obligations and commercial commitments by due date as of September 30, 2022:

(dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Construction holdbacks (1)	$530,425	$353,051	$177,374	$—	$—
Operating lease obligations (2)	10,166	880	2,003	2,125	5,158
Total	$540,591	$353,931	$179,377	$2,125	$5,158

(1)
The funding timing and amounts of construction holdbacks are uncertain as these commitments relate to loans for construction costs and depend on the progress and performance of the underlying projects.
(2)
The total operating lease obligation includes $2.5 million of imputed interest.

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

Concentration Risk

Our loan portfolio as of September 30, 2022 is generally secured by first deed of trust liens on residential and commercial real estate located in 20 states and the District of Columbia. Our loan portfolio is also concentrated within ten counties, the largest being King County in Washington. As of September 30, 2022 and December 31, 2021, the top ten counties make up 45.5% and 46.6% of the total committed amount of loans in our total portfolio.

Note 11 - Employee Benefit Plan

In 2022, we adopted a defined contribution 401(k) retirement plan covering Broadmark employees who have met certain eligibility requirements (the “Broadmark 401(k) Plan”). Eligible employees may contribute pre-tax compensation up to a maximum amount allowable under Internal Revenue Service limitations. Employee contributions and earnings thereon vest immediately. We currently match 3.5% on employee contributions of up to 6% of their annual compensation. The total expense related to the Broadmark 401(k) Plan was $0.1 and $0.3 million, respectively for the three and nine months ended September 30, 2022.

Note 12 - Related Party Transactions

There are no related party transactions at September 30, 2022. The Private REIT was a private real estate finance company that primarily participated in short-term, first deed of trust loans secured by real estate that were originated, underwritten and serviced by the Company. The Private REIT was managed by our subsidiary in accordance with a market-based arrangement and was determined to be a voting interest entity. We did not directly or indirectly control the Private REIT and owned only a nominal interest in the Private REIT’s common units and, therefore, we did not consolidate the Private REIT.

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

Note 13 - Subsequent Events

Dividend Declaration

On September 15, 2022, our board of directors declared a monthly cash dividend of $0.07 per common share payable on October 17, 2022 to stockholders of record as of September 30, 2022, and on October 17, 2022, our board of directors declared a cash dividend of $0.07 per common share payable on November 15, 2022 to stockholders of record as of October 31, 2022.

Broadmark Realty Capital Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with the unaudited condensed consolidated financial statements and related notes in Part I, Item 1 of this Quarterly Report on Form 10-Q and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 28, 2022 including the “Risk Factors” section and consolidated financial statements and notes included therein. The following discussion and analysis contains forward-looking statements and involves numerous risks and uncertainties. Actual results may differ materially from those contained in any forward-looking statements. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2022 or for any other period. Unless the context otherwise requires, references to “Broadmark Realty,” the “Company,” “we,” “us” and “our” refer to Broadmark Realty Capital Inc., a Maryland corporation, and its consolidated subsidiaries.

Broadmark Realty is an internally managed commercial real estate finance company that has elected to be taxed as a real estate investment trust for U.S. federal income tax purposes. Based in Seattle, Washington, we specialize in underwriting, funding, servicing and managing a portfolio generally consisting of short-term, first deed of trust loans to fund the construction and development of, or investment in, residential or commercial properties. We categorize our loans into the following distinct purposes:

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
•
Investment: Loans which do not fit into the other purposes described above, such as a cash out refinance or partnership buyout.

We generally operate in states that we believe to have favorable demographic trends and that provide more efficient and quicker access to collateral in the event of borrower default. Beginning in early 2021, we have increased the number of states in which we operate in order to expand our potential lending markets and we plan to be a nationwide lender in the future. As of September 30, 2022, our portfolio of 224 active loans had approximately $1.5 billion of total commitments and $941.4 million of principal outstanding across 174 borrowers in 20 states and the District of Columbia. We refer to loans that have outstanding commitments or principal balances that have not been repaid or retired, including by foreclosure, as “active loans.” Total commitments refer to the aggregate sum of outstanding principal balances, construction holdbacks and interest reserves on our loans. Historically, our loan portfolio was 100% equity funded, and we had no outstanding debt. On November 12, 2021, we closed the private placement of $100.0 million aggregate principal amount of 5.0% senior unsecured notes due 2026. We plan to opportunistically issue debt and raise capital in the public and private markets from time to time based on market conditions to fund the growth of our portfolio and produce attractive returns for our stockholders. On February 19, 2021, we closed on a $135.0 million revolving credit facility, which has enabled us to use a larger percentage of our cash balances for lending activities.

Broadmark Realty Capital Inc.

Properties securing our loans are generally classified as residential properties, commercial properties or undeveloped land, and are typically not income producing. Each loan is generally secured by a first deed of trust lien on real estate. Our lending policy typically limits the committed amount of each loan to a maximum loan-to-value (“LTV”) ratio of up to 65% of the “as-complete” appraised value of the underlying collateral as determined by an independent appraiser at the time of the loan origination. Our lending policy also typically limits the initial outstanding principal balance of each loan to a maximum LTV of up to 65% of the “as-is” appraised value of the underlying collateral as determined by an independent appraiser at the time of the loan origination. At the time of origination, the difference between the initial outstanding principal and the total commitment is the amount held back for future release, subject to property inspections, progress reports and other conditions in accordance with the loan documents. Unless otherwise indicated, LTV is measured by the total commitment amount of the loan at origination divided by the “as-complete” appraisal. LTVs do not reflect interim activity such as construction draws or interest payments capitalized to loans, or partial repayments of the loan. As of September 30, 2022, the weighted average LTV was 60.6% across our active loan portfolio, based on the total commitment of the loan and “as-complete” appraisals. For our loans in contractual default status as of September 30, 2022, the weighted average LTV was approximately 95.9%, when measured by the sum of the principal outstanding, the estimated costs to complete and the accounts receivable for which collectability is reasonably assured, divided by the most recent “as-complete” appraisal. In addition, our loans are often personally guaranteed on a recourse basis by the principals of the borrower or others at our discretion to provide further credit support for the loan. The personal guarantee may also be secured by collateral through a pledge of the guarantor’s interest in other real estate or assets owned by the guarantor. As of September 30, 2022, a total of 40 loans were in contractual default, totaling $286.1 million in total commitment, or 18.9%. We are actively identifying resolutions for our non-performing loans but continue to face challenges in the current environment. We expect our non-performing loans to negatively affect our near-term financial performance.

As of September 30, 2022, the weighted average total commitment of our active loans was $6.8 million, with a weighted average interest rate of 10.2%. The weighted average term of our active loans was 20 months at origination, which we often elect to extend for several months based on our evaluation of the expected timeline for completion of construction. We usually receive loan origination fees, or “points,” which, as of September 30, 2022, had a weighted average fee of 2.8% of total commitment at origination, along with loan amendment and extension fees, each of which varies in amount based upon the term of the loan, the credit quality of the borrower and the loan otherwise satisfying our underwriting criteria. In addition, we charge late fees on past due receivables and receive reimbursements from borrowers for costs associated with services provided by us, such as closing costs, collection costs on defaulted loans and construction draw inspection fees.

Historically, we primarily competed on the basis of borrower relationships, loan structure, terms and service rather than on price; however, competitive conditions starting in 2021 have led us in many cases to originate loans with terms that deviate from our historical practice. Increased competition and readily available sources of capital led to lower interest rates on our newly originated loans, lower loan origination fees, absence of minimum interest provisions in our mortgage notes, and a change in our general requirement that all of our loans be secured by personal guarantees on a recourse basis. During the second quarter of 2021, we adopted a dynamic pricing model, in which we determine credit risk for prospective loans utilizing categories such as experience of the borrower, amount of new capital being contributed by the borrower or guarantors to the project and strength of the underlying collateral. Under the dynamic pricing model, originated loans that we underwrite as lower credit risk receive lower annual rates or loan origination fees than loans that we deem as higher credit risk.

In the later part of third quarter of 2022, market interest rates have risen markedly and rapidly primarily as a result of the Federal Reserve's actions to curb rapidly rising inflation. This led to a significant slowdown in real estate transactions and less capital available in the marketplace to finance real estate projects. Rising interest rates and macroeconomic uncertainties in the capital markets have started to lead to a decrease in the availability of capital from traditional lenders for longer-term financing of completed construction and development projects, which may negatively affect our borrowers' ability to sell or refinance our collateral and repay our loans.

We have begun tightening our lending standards and, in some instances, we are not originating loans that would otherwise meet our lending policy. We are focused on capital preservation and ensuring we are positioned to capture opportunities that emerge from this rapidly changing economic environment.

As a result of rising interest rates and associated pressures to service or refinance their debt capital, we have started to see many of our competitors slow or pause their loan origination activities. This may lead to decreased competition and pricing pressure on our business, although there are no assurances that this will take place.

Broadmark Realty Capital Inc.

Key Indicators of Financial Condition and Operating Performance

In assessing the performance of our business, we consider a variety of financial and operating metrics, which include both GAAP and non-GAAP metrics, including the following:

Interest income earned on our loans. A primary source of our revenue is interest income earned on our loan portfolio. As of September 30, 2022, our loans bear a weighted average interest rate of 10.2%, paid monthly, primarily from interest reserves and, to a much lesser extent, cash payments. Our loans originated since the second quarter of 2021 typically do not provide for minimum interest provisions in our mortgage notes. A reduction in or absence of minimum interest provisions in our mortgage notes and an increase in the amount of our loans in non-accrual status as a result of being in contractual default reduce our effective interest-bearing principal and the interest income we earn on our loans. The effective interest-bearing principal represents the principal balance outstanding plus the excess of minimum interest provisions over the actual principal outstanding and minus the principal balance outstanding on non-accrual status. As of September 30, 2022 and December 31, 2021, the effective interest-bearing principal net of non-accrual principal was $826.3 and $840.1 million, respectively. This represents the principal balance outstanding of $941.4 and $924.7 million plus the excess of minimum interest provisions over the actual principal outstanding of $0.3 and $17.3 million less the non-accrual principal of $115.4 and $101.9 million as of September 30, 2022 and December 31, 2021, respectively. We expect the trend of lower effective interest-bearing principal than historic levels to continue in subsequent quarters as a result of the absence of minimum interest provisions in new originations and loans in non-accrual status.

Fees and other revenue recognized from originating and servicing our loans. Fee income is comprised of loan origination and amendment fees, loan renewal and extension fees, late fees, inspection fees and exit fees. The majority of fee income is comprised of loan origination fees, or “points,” which as of September 30, 2022, had a weighted average fee of 2.8% of the total commitment at origination. In addition to origination fees, we earn loan extension fees when maturing loans are renewed or extended and amendment fees when loan terms are modified, such as increases in interest reserves and construction holdbacks in line with our underwriting criteria or upon modification of a loan for the transition from horizontal development to vertical construction. Loans are generally only renewed or extended if the loan is not in default and satisfies our underwriting criteria, including our typical maximum LTV ratio of up to 65% of the appraised value, as determined by an independent appraiser at the time of loan origination, or based on an updated appraisal, if required. Loan origination and renewal fees are deferred and recognized in income over the contractual maturity of the underlying loan.

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

The following tables contains the total amount of our loan originations and repayments for the periods indicated:

	Three Months Ended		Nine Months Ended
(dollars in millions)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Loans originated(1)	$123.4	$306.7	$435.3	$621.7
Loans repaid(2)	$200.0	$56.4	$365.6	$238.8

(1)
Based on original total loan commitment amounts and excluding amendments.
(2)
Based on fully repaid loans during the period and excluding partial repayments.

Broadmark Realty Capital Inc.

Credit quality of our loan portfolio. All of our loans are secured by residential or commercial real estate and, in assessing current expected credit losses (“CECL”), we evaluate our internal credit quality indicators, including, but not limited to, construction type, collateral type, LTV, market conditions of property location and borrower experience and financial strength.

The following tables allocate the carrying value of our loan portfolio based on construction type, collateral type and LTV used in assessing estimated credit losses and vintage of origination at the dates indicated:

	September 30, 2022		Year Originated (1)
(dollars in thousands)	Carrying Value	% of Portfolio	2022	2021	2020	2019	2018	Prior
Construction Type
Vertical Construction	$535,737	57.5%	$309,763	$135,257	$52,678	$1,903	$—	$36,136
Horizontal Development	213,666	22.9	109,260	95,615	8,791	—	—	—
Acquisition	49,449	5.3	15,137	34,312	—	—	—	—
Investment	48,560	5.2	44,230	4,330	—	—	—	—
Rehabilitation	36,397	3.9	11,471	13,793	11,133	—	—	—
Land Entitlement	25,891	2.8	1,806	24,085	—	—	—	—
Bridge	21,961	2.4	8,958	10,874	—	2,129	—	—
Total	$931,661	100.0%	$500,625	$318,266	$72,602	$4,032	$—	$36,136
CECL allowance(2)	(19,997)
Carrying value, net	$911,664

(1)
Represents the year of either origination or amendment where the loan incurred a full re-underwriting in connection with the amendment.
(2)
Includes $12.1 million in loan specific allowances for loans deemed collateral dependent based on the excess amortized cost over the fair value of the underlying collateral. In addition, $1.4 million of the CECL allowance is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable and accrued liabilities in our condensed consolidated balance sheet.

	September 30, 2022		Year Originated (1)
(dollars in thousands)	Carrying Value	% of Portfolio	2022	2021	2020	2019	2018	Prior
Collateral Type
Apartments	$169,067	18.1%	$111,941	$39,609	$15,614	$1,903	$—	$—
Residential lots	123,055	13.2%	49,947	64,317	8,791	—	—	—
Single Family Housing	121,810	13.1%	112,919	8,659	232	—	—	—
Townhomes	107,515	11.5%	80,277	26,445	793	—	—	—
Commercial	87,779	9.4%	12,750	75,029	—	—	—	—
Entitled Land	75,103	8.1%	46,741	28,362	—	—	—	—
Condos	63,690	6.8%	10,900	6,579	10,075	—	—	36,136
Mixed Use	53,409	5.7%	10,288	29,859	11,133	2,129	—	—
Hotel	30,036	3.2%	14,007	—	16,029	—	—	—
Unentitled Land	19,981	2.1%	16,621	3,360	—	—	—	—
Offices	19,372	2.1%	11,294	—	8,078	—	—	—
Senior Housing	15,538	1.7%	—	15,538	—	—	—	—
Commercial other	12,845	1.4%	—	12,845	—	—	—	—
Duplex	11,089	1.2%	11,089	—	—	—	—	—
Retail	8,818	0.9%	6,961	—	1,857	—	—	—
Quadplex	7,664	0.8%	—	7,664	—	—	—	—
Commercial Lots	3,196	0.3%	3,196	—	—	—	—	—
Triplex	1,694	0.2%	1,694	—	—	—	—	—
Storage	—	0.0%	—	—	—	—	—	—
Total	$931,661	100.0%	$500,625	$318,266	$72,602	$4,032	$—	$36,136
CECL allowance(2)	(19,997)
Carrying value, net	$911,664

(1)
Represents the year of either origination or amendment where the loan incurred a full re-underwriting in connection with the amendment.
(2)
Includes $12.1 million in loan specific allowances for loans deemed collateral dependent based on the excess amortized cost over the fair value of the underlying collateral. In addition, $1.4 million of the CECL allowance is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable and accrued liabilities in our condensed consolidated balance sheet.

Broadmark Realty Capital Inc.

	September 30, 2022		Year Originated (1)
(dollars in thousands)	Carrying Value	% of Portfolio	2022	2021	2020	2019	Prior
LTV (2)
0 - 40%	$25,348	2.7%	$18,231	$7,117	$—	$—	$—
41 - 45%	29,546	3.2	7,567	21,979	—	—	—
46 - 50%	39,085	4.2	20,899	10,108	8,078	—	—
51 - 55%	141,842	15.1	75,656	57,395	8,791	—	—
56 - 60%	97,218	10.4	84,016	13,202	—	—	—
61 - 65%	481,317	51.7	224,147	187,256	31,875	1,903	36,136
66 - 70%	89,229	9.6	64,248	20,202	2,650	2,129	—
71 - 75%	3,518	0.4	3,518	—	—	—	—
76- 80%	2,343	0.3	2,343	—	—	—	—
Above 80%	22,215	2.4	—	1,007	21,208	—	—
Total	$931,661	100.0%	$500,625	$318,266	$72,602	$4,032	$36,136
CECL allowance(3)	(19,997)
Carrying value, net	$911,664

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
(3)
Includes $12.1 million in loan specific allowances for loans deemed collateral dependent based on the excess amortized cost over the fair value of the underlying collateral. In addition, $1.4 million of the CECL allowance is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable and accrued liabilities in our condensed consolidated balance sheet.

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

Dividends Declared. The following table summarizes the declared cash dividends per common share for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Dividends declared per common share	$0.21	$0.21	$0.63	$0.63

Earnings per Common Share. The following table summarizes the earnings (GAAP) and distributable earnings (non-GAAP) per common share for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Earnings per common share, basic	$0.02	$0.16	$0.28	$0.45
Earnings per common share, diluted	0.02	0.16	0.28	0.45
Distributable earnings per diluted share of common stock prior to realized loss on investments	0.14	0.19	0.46	0.55
Distributable earnings per diluted share of common stock	0.12	0.18	0.42	0.53

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

Broadmark Realty Capital Inc.

During the nine months ended September 30, 2022 and 2021, provision for credit losses, net was $16.7 and $5.4 million, respectively, which has been excluded from distributable earnings consistent with other unrealized gains (losses) pursuant to our policy for reporting distributable earnings. We expect to recognize such potential credit losses in distributable earnings if and when such amounts are deemed nonrecoverable upon a realization event. This is generally upon charge-off of principal at the time of loan repayment or upon sale of real property owned by us and the amount of proceeds is less than the principal outstanding at the time of foreclosure.

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

Broadmark Realty Capital Inc.

The table below is a reconciliation of distributable earnings and distributable earnings prior to realized loss on investments to the most directly comparable GAAP financial measure:

	Three Months Ended		Nine Months Ended
(dollars in thousands, except share and per share data)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net income attributable to common stockholders	$2,610	$21,685	$36,630	$60,318
Adjustments for non-distributable earnings:
Stock-based compensation expense	1,259	891	3,263	2,552
New public company expenses(1)	—	—	—	953
Non-capitalized transaction and other one-time expenses(2)	462	489	2,066	489
Change in fair value of warrant liabilities	(415)	(1,244)	(593)	2,490
Depreciation and amortization	265	146	752	577
Impairment on real property	1,485	—	1,831	—
Provision for credit losses, net	12,288	2,607	16,729	5,373
Distributable earnings prior to realized loss on investments:	$17,954	$24,574	$60,678	$72,752
Realized credit losses(3)	(1,796)	(695)	(4,207)	(2,096)
Distributable earnings:	$16,158	$23,879	$56,471	$70,656
Distributable earnings per diluted share of common stock prior to realized loss on investments	$0.14	$0.19	$0.46	$0.55
Distributable earnings per diluted share of common stock	$0.12	$0.18	$0.42	$0.53
Weighted-average number of shares of common stock outstanding, basic and diluted
Basic	132,884,407	132,658,661	132,867,288	132,575,852
Diluted	132,906,780	132,752,471	132,936,411	132,663,437

(1)
Expenses directly related to professional fees in connection with our new public company reporting procedures, the design and implementation of internal controls under Section 404 of the Sarbanes-Oxley Act and the implementation of the CECL standard.
(2)
Includes other one-time expenses primarily related to the various costs associated with the search for and hiring of our new chief executive officer as well as non-capitalized expenses incurred on held-for-sale real properties no longer under construction.
(3)
Represents credit losses recorded in the provision for credit losses and recognized in distributable earnings upon charge-off of principal at the time of loan repayment or upon sale of real property where proceeds received are less than the principal outstanding.

Segment Reporting

We operate the business as one reportable segment, which originates, underwrites and services mortgage loans.

Broadmark Realty Capital Inc.

Results from Operations

The period-to-period comparison of results is not necessarily indicative of results for future periods. The tables below set forth the results of our operations for the periods indicated, both in dollars and as a percentage of revenue (amounts in thousands, except percentage data):

	Three Months Ended		Nine Months Ended
Statements of Operations Data:	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Revenues:
Interest income	$20,685	$22,846	$66,927	$66,481
Fee income	6,443	7,748	18,590	22,764
Total revenue	27,128	30,594	85,517	89,245

Expenses:
Compensation and employee benefits	3,972	3,920	12,970	10,916
General and administrative	3,429	2,905	9,832	8,321
Real property management expenses, net	1,542	—	2,625	108
Interest expense	2,242	721	6,477	1,719
Total expenses	11,185	7,546	31,904	21,064

Impairment:
Provision for credit losses, net	12,288	2,607	16,729	5,373

Other (expense) income:
Change in fair value of warrant liabilities	415	1,244	593	(2,490)
Gain on sale of real property	25	—	984	—
Impairment on real property	(1,485)	—	(1,831)	—
Total other (expense) income	(1,045)	1,244	(254)	(2,490)

Income before provision for income taxes	2,610	21,685	36,630	60,318
Income tax provision	—	—	—	—
Net income	$2,610	$21,685	$36,630	$60,318

Broadmark Realty Capital Inc.

	Three Months Ended		Nine Months Ended
Percentage of Revenue:	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Revenues:
Interest income	76%	75%	78%	74%
Fee income	24	25	22	26
Total revenue	100	100	100	100

Expenses:
Compensation and employee benefits	15	13	15	12
General and administrative	13	9	11	9
Real property management expenses, net	6	—	3	0
Interest expense	8	2	8	2
Total expenses	42	25	37	24

Impairment:
Provision for credit losses, net	45	9	20	6

Other (expense) income:
Change in fair value of warrant liabilities	2	4	1	(3)
Gain on sale of real property	—	—	1	—
Impairment on real property	(5)	—	(2)	—
Total other (expense) income	(3)	4	(0)	(3)

Income before provision for income taxes	10	71	43	68
Income tax provision	—	—	—	—
Net income	10%	71%	43%	68%

Comparison of Results of Operations

Unless otherwise stated, for purposes of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the comparison of the results of operations is for the three and nine months ended September 30, 2022 and September 30, 2021.

Three Months Ended September 30, 2022 Compared to September 30, 2021

Revenue

Total revenue for the three months ended September 30, 2022 and 2021 was $27.1 and $30.6 million, respectively, a decrease of $3.5 million. The decrease primarily relates to decreases in interest income and fee income of $2.2 and $1.3 million, respectively, which are discussed in more detail below.

Expenses

Total expenses for the three months ended September 30, 2022 and 2021 were $11.2 and $7.5 million, respectively. The increase primarily relates to increases in real property management expenses, net, interest expense, general and administrative expenses and compensation and employee benefits of $1.5, $1.5, $0.5, and $0.1 million, respectively, which are discussed in more detail below.

Broadmark Realty Capital Inc.

Interest Income

Interest income decreased by $2.2 million, or 9.5%, for the three months ended September 30, 2022 from the three months ended September 30, 2021, primarily due to (1) a lower average effective interest-bearing principal outstanding during the 2022 period compared to the 2021 period as a result of a higher percentage of the loan portfolio being on non-accrual status and a write-off of accrued interest on cross-collateralized loans in default status and (2) lower fixed interest rates and no minimum interest provisions on loans recently originated due to increased competition. These decreases were partially offset by an increase of 7% in the size of our loan portfolio in the 2022 period compared to the 2021 period as a result of the increase in the amount of capital deployed into new originations.

Fee Income

Fee income decreased by $1.3 million, or 16.8%, for the three months ended September 30, 2022 from the three months ended September 30, 2021, primarily due to lower weighted average origination fees on loans recently originated due to increased competition in the marketplace along with a lower volume of amendment and extension fees during the 2022 period compared to the 2021 period as fewer loans were extended beyond their maturity date due to construction delays.

Compensation and Employee Benefits

Compensation and employee benefits expense remained relatively flat with an increase of $0.1 million, or 1.3%, for the three months ended September 30, 2022 from the three months ended September 30, 2021.

General and Administrative

General and administrative expense increased by $0.5 million, or 18.0%, for the three months ended September 30, 2022 from the three months ended September 30, 2021. The increase was primarily due to increases of (1) $0.3 million in board member RSU expense primarily resulting from adding directors to the board and (2) $0.2 million in advertising and marketing expenses associated with the Company rebranding during the 2022 period compared to the 2021 period.

Real Property Management Expense, net

Real property management expense, net increased by $1.5 million for the three months ended September 30, 2022 from the three months ended September 30, 2021 as a result of operating and holding costs expensed for investments in real property once construction was completed during the 2022 period with no corresponding amounts for the 2021 period.

Interest Expense

Interest expense increased by $1.5 million for the three months ended September 30, 2022 from the three months ended September 30, 2021, primarily due to (1) $1.3 million in interest and amortization of deferred financing costs for our senior unsecured notes during the 2022 period with no corresponding amounts for the 2021 period as these notes were issued during the fourth quarter of 2021 and (2) $0.2 million in interest on our credit facility draws during the 2022 period with no corresponding amounts for the 2021 period as there were no draws during the 2021 period.

Other Income (Expense)

Other income (expense) was an expense of $1.0 million for the three months ended September 30, 2022 compared to income of $1.2 million for the three months ended September 30, 2021, a change of $2.2 million. This change primarily relates to $1.5 million of impairment of investments in real property during the 2022 period with no corresponding impairment in the 2021 period and a decrease of $0.8 million in other income between the two periods resulting from $0.4 million of income recognized for the change in the fair value of warrant liabilities during the 2022 period compared to $1.2 million in the 2021 period.

Broadmark Realty Capital Inc.

Provision for Credit Losses, Net

The provision for credit losses increased $9.7 million for the three months ended September 30, 2022 from the three months ended September 30, 2021. This increase primarily resulted from (1) loan specific allowances for loans deemed collateral dependent based on property value declines during the 2022 period and (2) increase to our forecasted losses due to our experience of principal losses realized on paid off loans and loans transferred to real estate owned during the 2022 period.

Nine Months Ended September 30, 2022 Compared to September 30, 2021

Revenue

Total revenue for the nine months ended September 30, 2022 and 2021 was $85.5 and $89.2 million, respectively, a decrease of $3.7 million. The decrease primarily relates to a decrease in fee income of $4.2 million, partially offset by an increase in interest income of $0.4 million, which are discussed in more detail below.

Expenses

Total expenses for the nine months ended September 30, 2022 and 2021 were $31.9 and $21.1 million, respectively. The increase primarily relates to increases in interest expense, real property management expenses, net, compensation and employee benefits, and general and administrative expenses of $4.8, $2.5, $2.1 and $1.5 million, respectively, which are discussed in more detail below.

Interest Income

Interest income increased by $0.4 million, or 0.7%, for the nine months ended September 30, 2022 from the nine months ended September 30, 2021, primarily due to an increase of 10% in the average size of our loan portfolio in the 2022 period compared to the 2021 period as a result of (1) the increase in the amount of capital deployed into new originations and (2) the increase in the size of our loan portfolio resulting from our purchase of loan participations in August 2021 in connection with the liquidation of the Private REIT. These increases in interest income resulting from our larger portfolio of loans was partially offset by a lower average effective interest-bearing principal outstanding during the 2022 period compared to the 2021 period as a result of (1) a higher percentage of the loan portfolio being on non-accrual status, (2) lower fixed interest rates on new loans due to market changes and (3) no minimum interest provisions on loans recently originated due to increased competition.

Fee Income

Fee income decreased by $4.2 million, or 18.3%, for the nine months ended September 30, 2022 from the nine months ended September 30, 2021, primarily due to lower weighted average origination fees on loans recently originated due to increased competition in the marketplace along with a lower volume of amendment and extension fees during the 2022 period compared to the 2021 period as fewer loans were extended beyond their maturity date due to construction delays. The decreases were partially offset by increases resulting from increases in our loan portfolio for the reasons discussed above in “Interest Income”.

Compensation and Employee Benefits

Compensation and employee benefits expense increased by $2.1 million, or 18.8%, for the nine months ended September 30, 2022 from the nine months ended September 30, 2021, primarily due to an increase of (1) $1.9 million resulting from higher employee headcount and wages and relocation expenses associated with hiring the new chief executive officer during the 2022 period and (2) $0.2 million resulting from higher stock-based compensation expense during the 2022 period compared to the 2021 period.

General and Administrative

General and administrative expense increased by $1.5 million, or 18.2%, for the nine months ended September 30, 2022 from the nine months ended September 30, 2021. The increase was primarily due to increases of (1) $0.5 million in increased board member RSU expense during the 2022 period primarily resulting from adding directors to the board, (2) $0.4 million in recruiting expenses associated with hiring the new chief executive officer during the 2022 period, (3) $0.4 million in increased advertising and marketing expenses associated with the Company rebranding during the 2022 period and (4) $0.2 million in increased computer and internet expenses primarily related to new system costs during the 2022 period compared to the 2021 period.

Broadmark Realty Capital Inc.

Real Property Management Expense, net

Real property management expense, net increased by $2.5 million for the nine months ended September 30, 2022 from the nine months ended September 30, 2021, as a result of $2.6 million of operating and holding costs expensed for investments in real property once construction was completed during the 2022 period with a minor corresponding amount in the 2021 period.

Interest Expense

Interest expense increased by $4.8 million for the nine months ended September 30, 2022 from the nine months ended September 30, 2021, primarily due to (1) $4.2 million in interest and amortization of deferred financing costs for our senior unsecured notes during the 2022 period with no corresponding amounts for the 2021 period as these notes were issued during the fourth quarter of 2021 and (2) a $0.6 million increase in undrawn fees, interest on draws and amortization of deferred financing costs for our revolving credit facility during the 2022 period compared to the 2021 period resulting from making draws in the 2022 period and the facility being in place for a longer period of time in 2022 compared to the 2021 period.

Other Income (Expense)

Other expense decreased by $2.2 million for the nine months ended September 30, 2022 to an expense of $0.3 million for the 2022 period compared to an expense of $2.5 million for the 2021 period. This decrease primarily relates to the $2.5 million change in the fair value of warrant liabilities recorded during the 2021 period. For the 2021 period, the other expense of $2.5 million was recognized to record the private placement warrant liability in the second quarter of 2021 of $3.7 million, partially offset by the decline in the fair value of $1.2 million during the three months ended September 30, 2021. For the 2022 period, income of $0.6 million was recognized for the change in fair value of the warrant liabilities, resulting in a period over period decrease in other expense of $3.1 million related to the warrant liabilities. Other expense also decreased due to the $1.0 million gain on the 2022 sale of real property with no corresponding sale in the 2021 period. These decreases in other expense were partially offset by an increase in other expense resulting from $1.8 million of impairment on real property in the 2022 period with no corresponding impairment in the 2021 period.

Provision for Credit Losses, Net

The provision for credit losses increased $11.4 million for the nine months ended September 30, 2022 from the nine months ended September 30, 2021. This increase primarily resulted from (1) loan specific allowances for loans deemed collateral dependent based on property value declines during the 2022 period and (2) increase to our forecasted losses due to our experience of principal losses realized on paid off loans and loans transferred to real estate owned during the 2022 period.

Liquidity and Capital Resources

Overview

Our primary liquidity needs include ongoing commitments to fund our lending activities and future funding obligations for our existing loan portfolio, paying dividends, repaying borrowings and funding other general business needs. Our material cash requirements from known contractual and other obligations are set forth in Note 10 - Commitment and Contingencies of our unaudited condensed consolidated financial statements included in this Report. As of September 30, 2022 and December 31, 2021, our cash and cash equivalents totaled $61.1 and $132.9 million, respectively. As of September 30, 2022 and 2021, our total liquidity includes not only cash and cash equivalents, but our entire undrawn revolving credit facility of $135.0 million.

We seek to meet our long-term liquidity requirements, such as real estate lending needs, including future construction draw commitments, primarily through our existing cash resources and return of capital from investments, including loan repayments. Additionally, we intend to use borrowings under our revolving credit facility from time to time as a cash management tool in between collecting loan repayments. We expect to opportunistically issue debt and raise capital in the public and private markets from time to time based on market conditions. As of September 30, 2022, we had $1.5 billion of total loan commitments outstanding, of which we have funded $941.4 million.

Broadmark Realty Capital Inc.

Debt-to-Equity Ratio

The following table presents our debt-to-equity ratio, based on the amounts presented in our condensed consolidated balance sheets included in this Report, as of the dates presented:

	September 30, 2022	December 31, 2021
Debt–to–Equity Ratio	0.088	0.085

Revolving Credit Facility

On February 19, 2021, we entered into a credit agreement with a syndicate of lenders and JPMorgan Chase Bank, N.A., as administrative agent for the lenders, providing for a $135.0 million revolving credit facility with a three-year term and bearing interest at the prime rate plus 275 basis points. As a source of backup liquidity for future draws, the availability of the revolving credit facility has enabled us to use a larger percentage of our cash balances for lending activities. In October 2021, we made our first use of our revolving credit facility, with a draw of $50.0 million to support the funding of borrower draws and new loan originations while we awaited several large loan repayments. We then repaid the outstanding balance on our revolving credit facility in full by October 31, 2021 following the receipt of such loan repayments, minimizing the cost of such borrowing while earning fee income on the new borrower draws and loan originations. In July and August 2022, we made our second and third use of our revolving credit facility, with a draw of $20.0 and $25.0 million, respectively, which we repaid in full by September 30, 2022. These events demonstrate the value of our revolving credit facility as a cash management tool.

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

Equity Offering Program

On March 2, 2021, we entered into a distribution agreement with J.P. Morgan Securities LLC, Barclays Capital Inc., B. Riley Securities, Inc., JMP Securities LLC and Raymond James & Associates, Inc. as sales agents, to sell shares of our common stock having an aggregate gross sales price of up to $200,000,000, from time to time, through an “at-the-market” equity offering program (the “ATM Program”). We have no obligation to sell any shares under the ATM Program and sold no shares under the ATM Program during the three and nine months ended September 30, 2022.

Broadmark Realty Capital Inc.

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

Sources and Uses of Cash

The following table sets forth changes in cash and cash equivalents for the periods indicated:

	Nine Months Ended
(dollars in thousands)	September 30, 2022	September 30, 2021
Cash provided by (used in):
Operating activities	$48,631	$50,471
Investing activities	(36,242)	(148,793)
Financing activities	(84,137)	(87,677)
Net decrease in cash & cash equivalents	$(71,748)	$(185,999)

Comparison of Results of Cash Flows for the Nine Months Ended September 30, 2022 and September 30, 2021

Net cash provided by operating activities for the nine months ended September 30, 2022 and 2021 were $48.6 and $50.5 million, respectively. Net cash provided by operating activities is driven by our net income adjusted for non-cash items and changes in operating assets and liabilities. The $1.9 million decrease in cash provided by operating activities in the 2022 period compared to the 2021 period was primarily due to the $3.7 million of interest on the senior unsecured notes obtained during the 2022 period and an increase in cash paid for compensation and employee benefits, along with the increase in real property management expenses, the reasons for which are discussed in more detail above in the “Comparison of Results of Operations.” The decreases in cash provided by operating activities are partially offset by increases in cash provided by operating activities resulting from the higher amount of accounts payable and accrued liabilities as of September 30, 2022 compared to September 30, 2021. The reconciliations between net income and cash provided by operating activities in the consolidated statement of cash flows include adjustments to net income for non-cash items that, while fluctuating between the 2022 and 2021 periods, have no effect on cash that was provided by operating activities.

Net cash used in investing activities was $36.2 and $148.8 million, respectively for the nine months ended September 30, 2022 and 2021. The decrease in cash used in investing activities was $112.6 million. This was primarily due to (1) $48.3 million higher principal collections for our mortgage notes receivable in the 2022 period compared to the 2021 period, (2) a $12.7 million decrease in fundings for mortgage notes receivable during the 2022 period compared to the 2021 period and (3) $43.5 million paid for repurchase of loan participations from the Private REIT during the 2021 period with no corresponding amount in the 2022 period.

Net cash used in financing activities was $84.1 and $87.7 million, respectively for the nine months ended September 30, 2022 and 2021. The decrease in cash used in financing activities of $3.6 million was primarily due to the $5.1 million payment of costs to obtain our revolving credit facility in the 2021 period, partially offset by a $1.5 million increase in dividends paid in the 2022 period compared to the 2021 period.

Broadmark Realty Capital Inc.

Critical Accounting Policies and Estimates

The most significant accounting estimates involve a high degree of judgment or complexity. Management believes the estimates and judgments most critical to the preparation of our consolidated financial statements and to the understanding of our reported financial results include those made in connection with estimating credit losses for our mortgage notes receivable, valuation of investments in real property and valuation of our goodwill.

Estimated Credit Losses

We measure and record expected credit losses related to our loan portfolio in accordance with the Current Expected Credit Losses (“CECL”) Standard. The CECL Standard requires an entity to consider historical loss experience, current conditions, and a reasonable and supportable forecast of the economic environment. The Company utilizes a probability of default/loss given default (“PD/LGD”) method for estimating current expected credit losses. Please see “Note 2 – Summary of Significant Accounting Policies” and “Note 4 Mortgage Notes Receivable” of our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on February 28,2022. For further discussion regarding CECL along with “Note 3 Mortgage Notes Receivable” included in the notes to out unaudited condensed consolidated financial statements included in Part I, Item 1. of this report.

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

Valuation of Investments in Real Property

To maximize recovery against a defaulted loan, we may assume legal title or physical possession of the underlying collateral through foreclosure or the execution of a deed in lieu of foreclosure. Foreclosed properties are recorded at fair market value at the time of acquisition, which generally approximates the carrying value of the loan secured by such property, net of the related allowance for estimated credit loss. The fair value of real property is based upon the most recent independent third-party appraisal of value, discounted between 0% to 10% based upon our experience with actual liquidation values. For certain real properties, where a recent appraisal is either unavailable or not most representative of fair value, the fair value is based on a broker opinion of value including a capitalized income analysis and replacement cost analysis considering historical operating results, market rents, vacancy rates, capitalization rates, land cost comparisons, market trends and economic conditions. The assessment of fair value of real property is subject to uncertainty and, in certain cases, sensitive to the selection of comparable properties.

Broadmark Realty Capital Inc.

Valuation of Goodwill

Goodwill is assessed for impairment annually in the fourth quarter or more frequently if events occur or circumstances change that indicate an impairment may exist. Our assessment begins with an evaluation of qualitative factors including macroeconomic conditions, industry and market considerations, current and projected financial performance, changes in strategy and market capitalization to determine whether it is more likely than not that the fair value of our single reporting unit exceeds the carrying value. A high degree of judgement is required in evaluating the qualitative factors. If we conclude that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, a quantitative test is then performed. The quantitative test consists of comparing the estimated fair value of the reporting unit to its carrying amount, including goodwill. If the estimated fair value of the reporting unit is less than the carrying value including goodwill, an impairment write-down of goodwill would be required for the excess of carrying value over the estimated fair value. Estimating the fair value of our reporting unit requires the use of inputs and assumptions including projected earnings of the company in future years for which there is inherent uncertainty.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2022, we did not have any outstanding “market risk sensitive instruments,” as such term is used within the meaning of Item 305 of SEC Regulation S-K. However, we are subject to other types of business risk described below and under “Market Risks Related to Real Estate Loans” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.

Interest Rate Risk

While we recently began investing in certain floating rate loans with interest rate floors, nearly all our loans bear a fixed rate of interest and we have very limited interest-rate sensitive obligations outstanding. However, the nature of our business exposes us to business risk arising from changes in interest rates. Interest rates are highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. An increase or decrease in interest rates would not impact the interest charged on our then existing loan portfolio, as most of our loans bear fixed rates of interest. However, a rapid significant increase in interest rates may reduce the demand for mortgage loans due to the higher cost of borrowing, potentially resulting in a reduced demand for real estate, declining real estate values and higher default rates. Alternatively, a significant rapid decline in interest rates may negatively affect the amount of interest that we may charge on new loans, including those that are made with capital received as outstanding loans mature. Additionally, declining interest rates may also result in prepayments of existing loans, which may also result in the redeployment of capital in new loans bearing lower interest rates.

Credit Risk

Our loans are subject to credit risk. Credit risk is the exposure to loss from loan defaults. Default rates are subject to a wide variety of factors, including, but not limited to, borrower financial condition, property performance, property management, supply and demand factors, construction trends, consumer behavior, regional economics, interest rates, the strength of the U.S. economy and other factors beyond our control. All loans are subject to a certain possibility of default. We seek to mitigate credit risk by originating loans which are generally secured by first deed of trust liens on real estate with a maximum loan-to-value ratio of 65%. We also undertake extensive due diligence of the property that will be mortgaged to secure the loans, including review of third-party appraisals on the property.

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

Broadmark Realty Capital Inc.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Report. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2022.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2022, there were no changes in the Company’s internal control over financial reporting (as such terms are defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

BROADMARK REALTY CAPITAL INC.

Date: November 7, 2022	By:	/s/ Brian P. Ward
	Name:	Brian P. Ward
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2022	By:	/s/ David Schneider
	Name:	David Schneider
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)