Form 10-K
period 2022-12-31
Broadmark Realty Capital Inc.
filed 2023-03-01
CIK 1784797

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2022, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $0.9 billion, based on the closing sales price of our common stock on such date as reported on the New York Stock Exchange.

As of February 22, 2023, there were 131,749,957 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2023 annual meeting of shareholders (the “2023 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2023 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Broadmark Realty Capital Inc.

PART I.

ITEM 1. BUSINESS

Broadmark Realty Capital Inc. (“Broadmark Realty,” “the Company,” “we,” “us” and “our”), a Maryland corporation, is an internally managed commercial real estate finance company that has elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2019. Based in Seattle, Washington, we specialize in underwriting, funding, servicing and managing a portfolio generally consisting of short-term, first deed of trust loans to fund the construction and development of, or investment in, residential or commercial properties.

We generally operate in states that we believe to have favorable demographic trends and that provide more efficient and quicker access to collateral in the event of borrower default. As of December 31, 2022, our portfolio of 202 active loans had approximately $1.4 billion of total commitments and $931.0 million of principal outstanding across 162 borrowers in 20 states and the District of Columbia. We refer to loans that have outstanding commitments or principal balances that have not been repaid or retired, including loans in foreclosure, as “active loans.” Total commitments refer to the aggregate sum of outstanding principal balances, interest reserves and construction holdbacks which includes capital expenditures required to complete construction for defaulted loans that we are no longer required to pay. Historically, our loan portfolio was 100% equity funded, and we had no outstanding debt. On November 12, 2021, we closed the private placement of $100.0 million aggregate principal amount of 5.0% senior unsecured notes due 2026. We may opportunistically issue debt and raise capital in the public and private markets from time to time based on market conditions to fund the growth of our portfolio and produce attractive returns for our stockholders. On February 19, 2021, we closed on a $135.0 million revolving credit facility, which has enabled us to use a larger percentage of our cash balances for lending activities.

Properties securing our loans are generally classified as residential properties, commercial properties or land, and are typically not income producing. Each loan is generally secured by a first deed of trust lien on real estate. Our lending policy typically limits the committed amount of each loan to a maximum loan-to-value (“LTV”) ratio of up to 65% of the “as-complete” appraised value of the underlying collateral as determined by an independent appraiser at the time of the loan origination. Our lending policy also typically limits the initial outstanding principal balance of each loan to a maximum LTV of up to 65% of the “as-is” appraised value of the underlying collateral as determined by an independent appraiser at the time of the loan origination. At the time of origination, the difference between the initial outstanding principal and the total commitment is the amount held back for future release, subject to property inspections, progress reports and other conditions in accordance with the loan documents. Unless otherwise indicated, LTV is measured by the total commitment amount of the loan at origination divided by the “as-complete” appraisal. LTVs do not reflect interim activity such as construction draws or interest payments capitalized to loans, or partial repayments of the loan. As of December 31, 2022, the weighted average LTV was 60.6% across our active loan portfolio, based on the total commitment of the loan and “as-complete” appraisals as of origination or latest amendment of the loans. Loans in contractual default are designated as non-performing as we have some expectation that the repayment of the loan may not be realized in full. For our loans in contractual default status as of December 31, 2022, the weighted average LTV was approximately 124.8%, when measured by the sum of the principal outstanding, the estimated cost to complete and the accounts receivable for which collectability is reasonably assured, divided by the most recent “as-complete” appraisal. The weighted average LTV of our loans in contractual default net of our allowance for credit losses was approximately 84.9%. In addition, our loans are often personally guaranteed by the principals of the borrower or affiliated parties at our discretion to provide further credit support for the loan. The loan may also be secured by collateral through a pledge of the guarantor’s interest in other real estate or assets owned by the guarantor. Credit enhancements are excluded from the LTV calculation unless they are senior secured positions in real estate. As of December 31, 2022, a total of 40 loans were in contractual default, totaling $250.4 million in principal outstanding, or 26.9% of our aggregate principal outstanding. We are actively identifying resolutions for our non-performing loans but continue to face challenges in the current environment. We expect our non-performing loans to negatively affect our near-term financial performance.

As of December 31, 2022, the average total commitment of our active loans was $7.0 million with a weighted average interest rate of 10.2%. The weighted average term outstanding of our active loans was 22 months, which we often elect to extend based on our evaluation of the expected timeline for completion of construction. We usually receive loan origination fees, or “points,” which as of December 31, 2022, had a weighted average fee of 2.7% of total commitment at origination, along with loan amendment and extension fees, each of which varies in amount based upon the term of the loan, the credit quality of the borrower and the loan otherwise satisfying our underwriting criteria. In addition, we charge late fees on past due receivables and receive reimbursements from borrowers for costs associated with services provided by us, such as closing costs, collection costs on defaulted loans and construction draw inspection fees.

Broadmark Realty Capital Inc.

Our typical borrowers include real estate investors, developers and other commercial borrowers. We do not lend to owner-occupants of residential real estate. Loan proceeds are generally used to fund the vertical construction, horizontal development, investment, land acquisition and refinancing of residential properties and commercial properties. We also make loans to fund the renovation and rehabilitation of residential and commercial properties. Our loans are generally structured with an initial advance at closing and additional loan installments disbursed to the borrower upon satisfactory completion of previously agreed stages of construction.

A principal source of new transactions has been repeat business from our customers and their referral of new business. We also receive leads for new business from real estate brokers and mortgage brokers, a limited amount of advertising and through our website.

We seek to preserve capital through our disciplined underwriting standards. We originate and fund loans generally secured by first deed of trust liens on residential and commercial real estate located in states that we believe have favorable demographic trends and that provide more efficient and quicker access to collateral in the event of borrower default.

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

We primarily compete on the basis of borrower relationships, loan structure, terms and service rather than on price. Additionally, starting in 2021, competitive pressures have led us in many cases to originate loans with terms that deviate from our historical practice. Increased competition and readily available sources of capital through 2021 and into mid 2022 led to lower interest rates on our originated loans in those periods, lower loan origination fees, absence of minimum interest provisions in our mortgage notes, and a change in our general requirement that all of our loans be secured by personal guarantees on a recourse basis.

In the latter part of the third quarter of 2022 and continuing into the fourth quarter of 2022, market interest rates have risen markedly and rapidly as a result of the Federal Reserve's actions to curb rising inflation. This led to a significant slowdown in real estate transactions and less capital available in the marketplace to finance real estate projects. Rising interest rates and macroeconomic uncertainties in the capital markets have led to a decrease in the availability of capital from traditional lenders for longer-term financing of completed construction and development projects, which may negatively affect our borrowers' ability to sell or refinance their loan collateral and repay our loans.

We have tightened our lending standards and, in some instances, we are not originating loans that have previously met our lending policy. We are focused on capital preservation and ensuring we are positioned to capture opportunities that emerge from this rapidly changing economic environment.

As a result of rising interest rates and associated pressures to service or refinance their debt capital, we have started to see many of our competitors slow or pause their loan origination activities. This may lead to decreased competition and pricing pressure on our loan origination activities, although there are no assurances that this will take place. In addition, we continue to believe that the demand/supply imbalance for residential construction-related real estate loans presents significant opportunities for us over the long-term to selectively originate high-quality first deed of trust loans on attractive terms.

Markets

At December 31, 2022, we have active loans in 20 states and the District of Columbia with the majority of loans located in Washington, Colorado, Utah and Texas. We strategically focus on these states as they have exhibited strong population growth. At December 31, 2022, more than 70% of our portfolio was secured by properties located in states ranked in the top ten for migration for the two year period of 2021 and 2022 according to the Census Bureau, including Washington, North Carolina, Georgia, Arizona, South Carolina, Tennessee, Utah, Texas, Florida and Idaho. Additionally, each of Washington, Colorado, Utah, Texas, Oregon and Idaho are non-judicial foreclosure states, which we believe encourages borrowers to comply with the loan terms and provides us the option to take control of the collateral more quickly in the event of borrower default.

Broadmark Realty Capital Inc.

Industry and Market Opportunity

Real estate investment is a capital-intensive business that typically relies heavily on debt capital to acquire, develop, improve, construct, renovate and maintain properties. We focus on providing construction, development and investment loans for the U.S. housing and real estate industries. Due to structural changes in banking, regulation and monetary policies over the last decade, there has been a reduction in the number of conventional lenders extending credit for acquisition, construction and development loans. We believe there continues to be a significant market opportunity to originate real estate loans secured by the underlying real estate as collateral. Our management team further believes that the demand for relatively small real estate loans to construct, develop or invest in residential or commercial real estate, located in states with favorable demographic trends presents a compelling opportunity to generate attractive risk-adjusted returns.

As a result of limited residential housing supply, net migration trends and tightening of credit for our highly leveraged competitors, we believe the longer-term outlook for new housing demand in our markets remains strong. Per the U.S. Census Bureau, construction spending, measured as construction put in place, totaled $1.8 trillion in 2022, an increase of 10.2% over 2021. With the continued housing deficit expected in 2023 and beyond, as construction costs continue to stabilize and both buyers and sellers settling in on the normalcy of higher rates, we believe the back half of 2023 will be positive for the construction and real estate industry.

Business and Growth Strategy

Our objective is to preserve and protect stockholder capital while producing attractive risk-adjusted returns primarily through dividends generated by current income from our loan portfolio. Our business strategy is to directly originate, fund, manage and service short-term loans secured by first mortgage liens on real property to enable us to generate attractive returns.

We believe our ability to react quickly and have flexibility in terms of structuring loans to meet the needs of borrowers, consistency and expediency in funding future construction draws, intimate knowledge of the relevant markets in which we operate and general focus on newly originated first deed of trust loans positions us to generate strong and consistent income. Our strategy to achieve our objective and grow our business includes the following:

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

Broadmark Realty Capital Inc.

Loan Portfolio

The following table highlights certain information regarding our real estate lending activities as of the dates indicated:

(dollars in millions)	December 31, 2022	December 31, 2021
Number of loans outstanding	202	215
Total principal outstanding (end of period balance)	$931.0	$924.7
Total commitment	$1,417.3	$1,489.1
Average total commitment	$7.0	$6.9
Weighted average contractual interest rate per annum(1)	10.2%	10.7%

(1)
Does not include loan fees.

The following table sets forth aggregate number of loans and the total original commitment for loans originated during each of the calendar years set forth below:

Year (dollars in millions)	Number of Loans	Total Commitment(1)
2022	75	$488.3
2021	137	$873.0
2020	81	$463.0
2019	116	$446.6
2018 and prior	934	$1,568.3

(1)
Based on total original loan commitment amounts and excluding amendments.

We categorize our loans into seven distinct purposes:

•
Vertical Construction. Loans which fund the building or installing of vertical improvements on real property.
•
Horizontal Development. Loans which fund the building or installing of horizontal improvements on real property including initial site preparation, ground clearing, installing utilities, and road, sidewalk and gutter paving.
•
Acquisition. Loans which fund the acquisition of a property where the intent is generally subsequent financing.
•
Land Entitlement. Loans which fund the entitlement of land and to obtain zoning, permitting or legal use to further develop the property.
•
Rehabilitation. Loans which fund the renovation or improvement of the physical existence of a real property.
•
Bridge. Loans collateralized by completed properties used by borrowers to lease and stabilize an asset with sufficient cash flows to obtain permanent financing.
•
Investment. Loans which do not fit into the other purposes described above, such as a cash out refinance or partnership buyout.

The following table sets forth the number of loans and total commitment amount based on the intended loan purpose, and the percentage of the total commitment by purpose as compared to the total portfolio, in each case at December 31, 2022:

	At December 31, 2022
Loan Purpose (dollars in millions)	Number of Loans	Total Commitment	% of Portfolio
Vertical Construction	128	$970.8	68.4%
Horizontal Development	34	287.6	20.3
Investment	15	47.9	3.4
Rehabilitation	10	45.1	3.2
Land Entitlement	4	26.6	1.9
Bridge	4	23.9	1.7
Acquisition	7	15.4	1.1
Total	202	$1,417.3	100.0%

Broadmark Realty Capital Inc.

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

The following table sets forth the number of loans and total commitment amount based on the types of properties securing our mortgage loans, and the percentage of the total commitment by property security of the loan as compared to the total portfolio at December 31, 2022:

	At December 31, 2022
Property Type (dollars in millions)	Number of Loans	Total Commitment	% of Portfolio
For Sale Residential	96	$488.3	34.4%
For Rent Residential	42	411.2	29.0
Commercial/Other	31	242.0	17.1
Horizontal Development	19	147.1	10.4
Raw Land	14	128.7	9.1
Total	202	$1,417.3	100.0%

The following table sets forth the number of loans and total commitment by state, and the percentage of the total commitment by state as compared to the total portfolio at December 31, 2022:

	At December 31, 2022
State (dollars in millions)	Number of Loans	Total Commitment	% of Portfolio
Washington	48	$335.5	23.7%
Colorado	29	244.4	17.2
Utah	22	208.7	14.7
Texas	17	206.2	14.5
Florida	24	84.9	6.0
Oregon	11	57.5	4.1
Idaho	8	52.5	3.7
Minnesota	1	48.6	3.4
North Carolina	16	39.8	2.8
Tennessee	1	32.3	2.3
Illinois	1	22.9	1.6
Nevada	1	19.9	1.4
Pennsylvania	7	19.3	1.4
Georgia	6	14.3	1.0
South Carolina	1	14.3	1.0
Maryland	2	3.8	0.3
District of Columbia	2	3.2	0.2
Virginia	2	3.0	0.2
Other states	3	6.2	0.4
Total	202	$1,417.3	100.0%

Broadmark Realty Capital Inc.

Operations Overview

Loan Origination and Due Diligence

We are experienced in secured lending, with substantial combined real estate and financial services experience. Our senior management team spends a significant portion of its time on development of borrower relationships as well as on underwriting and structuring the loans in our portfolio. A principal source of our new transactions has been repeat business from existing and former customers and their referral of new business. We are a collateral-based lender and when underwriting a prospective loan, the primary focus of our analysis includes the current and finished property, the borrower’s experience and existing equity in the project and local market conditions. Prior to making a final decision on a loan application, we conduct extensive due diligence of the property as well as of the borrower and its principals.

The mortgage loans that we originate generally meet the following criteria:

•
Collateral. New loans are generally secured by a first deed of trust lien on real estate.
•
Amount. The average total commitment of our active loans was $7.0 million at December 31, 2022. Our lending policy limits exposure to any single borrower or guarantor to 15% of our total assets.
•
Loan to Value. The LTV ratio for a loan at origination is typically no more than 65% of the “as-complete” or “as-stabilized” appraised value of the underlying collateral on the basis of total loan commitment. The maximum initial outstanding principal balance of the loan at origination is typically 65% of the “as-is” appraised value of the underlying collateral, in each case as determined by an independent appraiser at the time of the loan origination.
•
Interest rate. Our portfolio weighted average interest rate was 10.2% at December 31, 2022 with a late fee of 10% of the principal and receivables outstanding and a default interest rate of 24% per annum for loans in contractual default status.
•
Origination fees. Our portfolio weighted average fee was 2.7% of the total commitment at origination at December 31, 2022. In addition, if the term of the loan is extended, additional points are payable upon the extension.
•
Term. The weighted average term outstanding of our active loans was 22 months at December 31, 2022. We may agree to extend the maturity date (typically for one to three months) and charge an extension fee, so long as the borrower complies with all loan covenants and the loan otherwise satisfies our underwriting criteria.
•
Covenants. To timely pay all taxes, insurance, assessments, and similar charges with respect to the property; to maintain hazard insurance; and to maintain and protect the property.
•
Events of default. Include: (i) failure to make the required monthly interest-only loan payment when due; (ii) failure to repay the loan at maturity date if we have not agreed to extend maturity and (iii) breach of covenant.
•
Payment terms. Interest only is payable monthly in arrears. Principal is due in a “balloon” payment at the maturity date. Interest earned from an interest holdback is capitalized in the loan principal balance.
•
Escrow. Generally, none required, other than where it is required to obtain the necessary insurance to title.
•
Construction Holdbacks. Construction loans typically include a holdback for future construction draws which are funded in arrears following confirmation of work completion.
•
Interest Reserves. Loans may also include funds witheld for interest reserves for the purpose of satisfying monthly interest payments over all or part of the term of the loan due to a lack of income generated by the real estate during construction.
•
Security. Each loan is evidenced by a promissory note, which is generally secured by a first deed of trust lien on real property owned by the borrower and is typically personally guaranteed on a recourse basis by the principals of the borrower and/or others, at our discretion. The guaranty may be collaterally secured by a pledge of the guarantor’s interest in the borrower or other real estate owned by the guarantor.
•
Insurance. Each loan is required to carry minimum insurance policies for general liability and builders' risk, which are verified as a part of the underwriting process and monitored on an ongoing basis.
•
Fees and Expenses. As is typical in real estate finance transactions, the borrower incurs all expenses in connection with securing the loan, including the cost of a property appraisal, the cost of an environmental assessment report, if any, the cost of a credit report and all title, recording and legal fees.

Broadmark Realty Capital Inc.

Upon receipt of a potential borrower’s executed loan application, we will commence the underwriting process. Before approving and funding a loan, we undertake extensive due diligence of the borrower, its principals, the guarantor(s) and the property that will be mortgaged to secure the loan. Such due diligence generally includes:

•
Borrower and Guarantor Information. Review of a borrower’s credit application, operating agreement or other organizational documents, and review of business and guarantor financial statements and tax returns.
•
Confirmatory Collateral Information. Review of an independent appraisal report, preliminary title report, tax records and documentation evidencing proper hazard insurance for improved property and other property information. Loans secured by existing commercial properties require a Phase I environmental site assessment.
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

Loan Servicing

We service all of our loans internally, and manage loan payments, draw requests and loan accounting records. The loan draw process in particular is an important part of our business as it provides borrowers with quick access to capital in order to keep their projects moving and allows us to inspect the quality and pace of the borrower’s work. Once a borrower has submitted a draw request, we often will have the property physically inspected by an approved third-party to ensure that the work for which funding is being requested has been completed in a manner satisfactory to us. In addition, any required county and city inspections are completed, and a date-down endorsement of the title policy is typically provided by the title company indicating no liens have been placed on the property since its original issuance of the title insurance policy before funds are disbursed. If the request is made for the final draw of a project, a certificate of occupancy or sign-off by the city is required prior to disbursement. Although the process is thorough, we make a point of responding to draw requests as quickly as possible as timing is of paramount importance to a project’s success.

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

Competition

Real estate lending is a competitive business. We compete for lending opportunities with a variety of institutional lenders and investors, including “hard money” lenders, mortgage REITs, specialty finance companies, savings and loan associations, banks, mortgage banks, credit unions, insurance companies, mutual funds, pension funds, private equity real estate funds, hedge funds, institutional investors, investment banking firms, non-bank financial institutions, governmental bodies, family offices and high net worth individuals. New parties continue to enter the market resulting in increased competition and pricing pressure.

We primarily compete on the basis of borrower relationships, product offerings, loan structure, terms and service rather than on price. Our success depends on our ability to maintain and capitalize on relationships with borrowers and their representatives, offer creative structures and attractive loan terms and, most importantly, provide superior service.

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

Human Capital

Our culture is defined by our core values of integrity, collaboration, diversity, accountability, reliability and community. Our employees represent our greatest asset. We value our employees by investing in a healthy work-life balance, competitive compensation and benefit packages and a vibrant, team-oriented environment centered on open and compassionate communication. We strive to build and maintain a high-performing culture by creating a work environment that attracts and retains outstanding, engaged employees who embody our company mission of “Empowering real estate developers and investors to improve places and spaces in our communities.” The most significant human capital measures or objectives that we focus on in managing our business and our related human capital initiatives include the following:

•
Demographics. As of December 31, 2022, we employed 63 full-time employees across the United States.
•
Diversity and Inclusion. We strive toward having a diverse team of employees, knowing we are better together with our combined wisdom and intellect. With a commitment to equality, inclusion and workplace diversity, we focus on understanding, accepting and valuing the differences between people. We value and embrace diversity in our employee recruiting, hiring and development practices. Of our employee population, as of December 31, 2022, approximately 43% are women and approximately 43% have self-identified as Hispanic or Latino, Native American, Pacific Islander, Asian, Black or African American, or of two or more races. We have a long-standing commitment to equal employment opportunity. We do not tolerate discrimination or harassment.
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
•
Communication and Engagement. We strongly believe that our success depends on employees understanding how their work contributes to the Company’s overall strategy. To this end, we communicate with our workforce through a variety of channels and encourage open and direct communication, including semi-monthly company-wide calls with executives and frequent email corporate communications. To continuously monitor and improve employee performance and engagement, we conduct annual performance reviews. We also provide training to our people managers on management and leadership development.
•
Health, Safety and Wellness. In 2022 and continuing to the present, we have prioritized the health, safety, and wellness of our employees as we continue to adapt to the post-COVID world. To ensure their well-being, we have implemented a hybrid work schedule and provided necessary resources such as ergonomic equipment. We have also established policies and procedures to maintain a safe and healthy work environment. In addition, we make a point to regularly communicate with and be responsive to the needs and concerns of our employees.
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

Broadmark Realty Capital Inc.

Regulation of Commercial Real Estate Lending Activities

In general, commercial real estate lending is a highly regulated industry in the United States. Certain states have adopted laws or regulations that may, among other requirements, require licensing of lenders and financiers, prescribe disclosures of certain contractual terms, impose limitations on interest rates and other charges, and limit or prohibit certain collection practices and creditor remedies. We are required to comply with the applicable laws and regulations in the states in which we do business. We are also required to comply with, among other statutes and regulations, certain provisions of the Equal Credit Opportunity Act that are applicable to commercial loans, the USA Patriot Act and regulations promulgated by the Office of Foreign Asset Control.

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
•
Declining real estate valuations could result in impairment charges, the determination of which involves a significant amount of judgment on our part.
•
Our reserves for credit losses may prove inadequate.
•
We may need to foreclose on certain of the loans we originate or acquire, which could result in losses on our loans.

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

Broadmark Realty Capital Inc.

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
•
We may be subject to adverse tax consequences if the U.S. Internal Revenue Service (“IRS”) were to determine that one or more of our Predecessor Companies (as hereinafter defined) failed to qualify as a REIT for U.S. federal income tax purposes.

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

General Risks

•
Public health crises and epidemics such as COVID-19 may adversely affect our business, financial condition and results of operations.
•
Litigation may adversely affect our business, financial condition and results of operations.
•
Cybersecurity threats and other security breaches and disruptions could compromise sensitive information belonging to us or our employees, borrowers and other counterparties and expose us to liability, which would cause our business and reputation to suffer.
•
If our common stock becomes subject to the “penny stock” rules of the SEC, the trading market in our common stock may become significantly more limited, which would make transactions in our common stock cumbersome and may reduce the value of an investment in our common stock.
•
There can be no guarantee that we will make distributions or generate yields comparable to our current or historic levels.

Risks Related to Our Business

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

Broadmark Realty Capital Inc.

Our existing and potential future competitors include “hard money” lenders, mortgage REITs, specialty finance companies, savings and loan associations, banks, mortgage banks, credit unions, insurance companies, mutual funds, pension funds, private equity funds, hedge funds, institutional investors, investment banking firms, non-bank financial institutions, governmental bodies, family offices and high net worth individuals. We may also compete with companies that partner with and/or receive financing from the U.S. government. Many of our competitors are substantially larger and have considerably greater financial, technical, marketing and other resources than we do. In addition, larger and more established competitors may enjoy significant competitive advantages, including enhanced operating efficiencies, more extensive referral networks, greater and more favorable access to investment capital and more desirable lending opportunities. Several of these competitors, including mortgage REITs, are expected to raise significant amounts of capital, which enables them to make larger loans or a greater number of loans. Some competitors may also have a lower cost of funds and access to funding sources that may not be available to us, such as funding from various governmental agencies or under various governmental programs for which we are not eligible. Many of these competitors have been aggressively pursuing yields. This has resulted in pricing pressure on our business, which has driven, and we expect will continue to drive, increased variability in the amount of our loan originations from quarter-to-quarter and the yields we are able to achieve on new loans. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of possible loan transactions or to offer more favorable financing terms than we could. For example, we may find that the pool of potential qualified borrowers available to us is limited. Finally, as a REIT and because we operate in a manner intended to be exempt from the requirements of the Investment Company Act of 1940, as amended (the “Investment Company Act”), we may face further restrictions to which some of our competitors may not be subject. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our equity holders. As a result of these competitive factors, we may not in the future be able to originate and fund mortgage loans on favorable terms, which could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our equity holders.

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

While we have no current intention of modifying the historical loan initiation standards in any material manner, we have evolved our underwriting criteria in some respects and may in the future alter them more significantly if we believe it would be favorable to our business. For example, we have recently modified our requirement that all of our loans be secured by personal guarantees by the project sponsor on a recourse basis. In addition, the criteria necessary for a borrower to qualify for a loan may be made less stringent, which could result in an increased amount of loan defaults. We may also determine in the future to issue preferred stock and may incur additional indebtedness to fund an increase of our loan portfolio or for other working capital purposes. Any such actions may be taken without stockholder approval. Issuing preferred stock or incurring additional indebtedness may reduce the amount of capital that will be available for distribution to stockholders and the amount available to make new loans if the funds are necessary to make required payments under such instruments. Any such changes could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our equity holders.

Broadmark Realty Capital Inc.

We depend on our management teams, the loss of any of whom could threaten our ability to operate our business successfully.

Our future success depends, to a significant extent, upon the continued services of our management team. The mortgage lending experience of our management team and the extent and nature of relationships they have developed with developers and owners of residential and commercial properties are critical to our success. We cannot assure their continued employment. For example, on November 7, 2022, we announced the resignation of our Chief Executive Officer and the appointment of an interim Chief Executive Officer and interim President. In addition, on October 14, 2022, we announced the resignation of our Chief Financial Officer and the appointment of a new Chief Financial Officer, effective December 1, 2022. Also in 2022, we eliminated the positions of Chief Operating Officer and Chief Credit Officer. Recent and potential future management turnover may make it more challenging to effectively manage and lead our business and to attract and retain personnel, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Our interim Chief Executive Officer did not have experience in managing a publicly traded company prior to the business combination (“Business Combination”) consummated November 14, 2019. Our new Chief Financial Officer, as of December 1, 2022, does not have experience in managing a publicly traded company. As such, our management team may encounter difficulties in successfully or effectively complying with our reporting and other obligations under U.S. federal securities laws and other regulations and in connection with operating as a public company. Our management team has been and may continue to be required to devote significant time to these activities, which could result in less time being devoted to our management and growth.

If members or former members of our management engage in business activities of the types conducted by us, we may be materially adversely affected.

Certain members and former members of our management and their affiliates have in the past provided management services to other real estate lending companies that originate and acquire mortgages. In prior years, such persons invested in second deed of trust liens for their own accounts or for the accounts of others, where we have generally made a first deed of trust lien, or in the equity of a borrower or the developer that owns the secured property. Certain members and former members of our management have entered into restrictive covenant agreements with non-competition provisions. If these agreements are not effective in preventing these parties from engaging in business activities that are competitive with us, it could have a material adverse effect on our business, financial condition, results of operations or prospects and our ability to make distributions to our equity holders.

Market Risks Related to Real Estate Loans

A prolonged economic slowdown, a lengthy or severe recession or declining real estate values could impair our loans and harm our operations.

A prolonged economic slowdown, a recession or declining real estate values could impair the performance of our loans and harm our financial condition and results of operations and limit our ability to raise capital. As a result, we believe the risks associated with our business will be more severe during periods of economic slowdown or recession because these periods are likely to be accompanied by declining real estate values and declining demand for new mortgage loan originations. Declining real estate values have in the past and are likely in the future to have one or more of the following adverse consequences:

•
reduce the level of new mortgage loan originations since borrowers often use appreciation in the value of their existing properties to support the purchase or investment in additional properties;

Broadmark Realty Capital Inc.

•
make it more difficult for existing borrowers to remain current on their payment obligations;
•
significantly increase the likelihood that we will incur losses on our loans in the event of default because the value of collateral may be insufficient to cover our cost on the loan; and
•
reduce the speed or ability for our mortgages to be repaid at maturity through the sale or refinance of our collateral.

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

Rising interest rates generally reduce the demand for mortgage loans due to the higher cost of borrowing. The rising cost of borrowing may cause reduced demand for real estate, possibly resulting in declining real estate values. In the later part of third quarter of 2022, market interest rates rose markedly and rapidly primarily as a result of the Federal Reserve's actions to curb rapidly rising inflation, which has led to a significant slowdown in real estate transactions and less capital available in the marketplace to finance real estate projects. Rising interest rates and macroeconomic uncertainties in the capital markets have, and may in the future, led to a decrease in the availability of capital from traditional lenders for longer-term financing of completed construction and development projects, which may negatively affect our borrowers' ability to sell or refinance their collateral and repay our loans. Declining real estate values significantly increase the likelihood that we will incur losses on our loans in the event of default. In addition, rising interest rates may also cause loans that we originated prior to an interest rate increase to provide yields that are below prevailing market interest rates. These factors could adversely affect our business, financial condition, results of operations and our ability to make distributions to our equity holders.

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

Broadmark Realty Capital Inc.

•
changes in zoning laws;
•
rising unemployment rates;
•
occurrence of environmental events;
•
rising casualty or condemnation losses; and
•
uninsured damages from floods, hurricanes, earthquakes or other natural disasters.

At December 31, 2022, our mortgage loans were most concentrated in the following four states:

	At December 31, 2022
State (dollars in millions)	Total Commitment	% of Portfolio
Washington	$335.5	23.7%
Colorado	244.4	17.2
Utah	208.7	14.7
Texas	206.2	14.5
Total top four states	994.8	70.1
Other	422.5	29.9
Total	$1,417.3	100.0%

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

Broadmark Realty Capital Inc.

Short-term loans may involve a greater risk of loss than traditional mortgage loans.

Borrowers usually use the proceeds of a long-term mortgage loan or sale to repay a short-term loan. Typically, we issue short-term mortgage loans with initial terms less than 22 months, subject to extension at our option. We may therefore depend on a borrower’s ability to obtain permanent financing or sell the property to repay our loan, which could depend on market conditions and other factors. In a period of rising interest rates or tightening credit markets, it may be more difficult for borrowers to obtain long-term financing, which increases the risk of non-payment. Short-term loans are also subject to risks of borrower defaults, bankruptcies, fraud, losses and special hazard losses that are not covered by standard hazard insurance. In the event of a default, we bear the risk of loss of principal and non-payment of interest and fees to the extent of any deficiency between the value of the mortgage collateral and the principal amount and unpaid interest of the loan. To the extent we suffer any such losses with respect to our mortgage loans, such losses could result in a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our equity holders.

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

Broadmark Realty Capital Inc.

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

We review our loan portfolio for impairment on a quarterly and annual basis and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Indicators of impairment include, but are not limited to, a sustained significant decrease in the value of the collateral securing the loan, including the value of the real estate and other assets pledged to secure the loan as well as personal guarantees by the principals of the borrower, or a borrower’s inability to stay current with respect to its obligations under the terms of the loan. A significant amount of judgment is involved in determining the presence of an indicator of impairment. When we determine that the value of the collateral is less than the amount outstanding on the loan or the amount that may become due upon the maturity of the loan, a loss must be recognized for the difference between the fair value of the property and the carrying value of the loan. The evaluation of the market value of the underlying collateral requires a significant amount of judgment on our part. Any impairment charge could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our equity holders.

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

We may need to foreclose on certain of the loans in our portfolio, which could result in losses that harm our results of operations and financial condition.

We may find it necessary or desirable to foreclose on certain of the loans we originate through foreclosure or deed-in-lieu of foreclosure, and the ownership of real property collateral securing our loans and the foreclosure process may be lengthy and expensive. If we foreclose on an asset, we may take title to the property securing that asset, and if we do not or cannot sell the property on terms attractive to us, we would own and operate it as “real estate owned.” Owning and operating real property involves risks that are different (and in many ways more significant) than the risks faced in owning a loan secured by that property. The costs associated with operating and redeveloping real estate owned property, including any operating shortfalls and significant capital expenditures, could materially and adversely affect our results of operations, financial condition and liquidity. These risks are heightened based upon our limited experience owning and operating properties. In addition, at such time that we elect to sell such property, the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our cost basis, resulting in a loss to us. Furthermore, any costs or delays involved in the maintenance or liquidation of the underlying property will further reduce the net proceeds and, thus, increase the loss that we recognize upon sale of such property.

We cannot assure you as to the adequacy of the protection of the terms of the applicable loan, including the validity or enforceability of the loan and the maintenance of the anticipated priority and perfection of the applicable security interests. Furthermore, claims may be asserted by borrowers that might interfere with enforcement of our rights. Borrowers may resist foreclosure actions by asserting numerous claims, counterclaims and defenses against us, including, without limitation, lender liability claims and defenses, even when the assertions may have no basis in fact, in an effort to prolong the foreclosure action and seek to force the lender into a modification of the loan or a favorable buy-out of the borrower’s position in the loan. At any time prior to or during the foreclosure proceedings, the borrower may file for bankruptcy, which would have the effect of staying the foreclosure actions and further delaying the foreclosure process and potentially resulting in a reduction or discharge of a borrower’s debt. Foreclosure may create a negative public perception of the related property, resulting in a diminution of its value.

We may also be subject to environmental liabilities arising from such properties acquired in the foreclosure process. See the risk factor entitled “Liability relating to environmental matters may impact the value of properties that we may acquire or the properties underlying our loans” for additional information regarding potential environmental liabilities.

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

Appraisals, engineering and environmental reports, as well as a variety of other third-party reports, are generally obtained with respect to each of the mortgaged properties underlying our loans at or about the time of origination. Appraisals are not guarantees of present or future value. One appraiser may reach a different conclusion than the conclusion that would be reached if a different appraiser were appraising that property. Moreover, the values of the properties may fluctuate significantly after the date that appraisals are performed. In addition, any third-party report, including any engineering report, environmental report, site inspection or appraisal represents only the analysis of the individual consultant, engineer or inspector preparing such report at the time of such report, and may not reveal all necessary or desirable repairs, maintenance, remediation and capital improvement items. Any missing or incomplete information in the appraisal and engineering and environmental reports prepared by third parties may affect our loan underwriting, and if foreclosure on the property became necessary, could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our equity holders.

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

Broadmark Realty Capital Inc.

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

Our credit agreement for our revolving credit facility contains customary covenants that limit our incurrence of indebtedness, liens, asset dispositions, dividends and distributions to our stockholders, stock repurchases, loans, advances and investments, payments to affiliates, optional prepayments and other modifications of certain other indebtedness, amendments, terminations and waivers of certain material agreements, and acquisitions, mergers and consolidations. The note purchase agreement for our senior unsecured notes contain customary covenants that limit our incurrence of indebtedness, liens and entry into mergers or transfer all or substantially all of our assets. We are also required under the credit agreement and note purchase agreement to comply with a tangible net worth requirement, a total debt to equity ratio requirement and a coverage ratio requirement. These covenants limit our operational flexibility and could prevent us from taking advantage of business opportunities as they arise, growing our business or competing effectively. Among other things, the credit agreement provides that we may not pay cash dividends that would result in non-compliance with the financial covenants under the credit agreement or during an event of default under the credit agreement, except in the case of defaults other than payment defaults, for dividends in amounts necessary to maintain our REIT status. Our ability to meet these requirements may be affected by events beyond our control and, if we fail to meet the requirements, we may be unable to obtain waivers from the lenders or amend the covenants. To the extent borrowings are outstanding under our credit agreement at the maturity thereof and upon the maturity of the Notes, we may be unable to refinance such borrowings or extend the maturity thereof. In such event, our cash flow may not be sufficient to make distributions to our stockholders and repay our maturing debt and may have a material adverse effect on our financial condition.

Risks Related to Our REIT Qualification and Investment Management Regulation

We cannot assure you that we will be able to successfully manage our business as a REIT.

In November 2019, the Company acquired (the “Business Combination”) all of the assets of PBRELF I, LLC, BRELF II, LLC, BRELF III, LLC, and BRELF IV, LLC (the “Predecessor Companies”). Each the Predecessor Companies had elected to be taxed as a REIT. The Predecessor Companies had limited experience operating as a REIT. The REIT provisions of the Internal Revenue Code of 1986, as amended (the “Code”), are complex, and any failure to comply with those provisions in a timely manner could prevent us from qualifying as a REIT or could force us to pay unexpected taxes and penalties. Failure to qualify as a REIT would subject us to income taxation (including interest and possibly penalties for prior periods in which we failed to qualify as a REIT) as a regular “C” corporation, which would reduce the amount of cash available for distribution to our stockholders.

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

Broadmark Realty Capital Inc.

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

Even if we qualify for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, taxes on income from some activities conducted or sales made as a result of a foreclosure, excise taxes, and state or local income, property and transfer taxes, such as mortgage recording taxes and other taxes. Moreover, in order to meet the REIT qualification requirements, prevent the recognition of certain types of non-cash income, or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory (other than foreclosure property), we may hold some of our assets through a TRS or other subsidiary corporation that will be subject to corporate level income tax at regular corporate rates. In addition, if a TRS borrows funds either from us or a third party, such TRS may be unable to deduct all or a portion of the interest paid, resulting in a higher corporate tax liability. Furthermore, the Code imposes a 100% excise tax on certain transactions between a TRS and a REIT that are not conducted on an arm’s length basis. We intend to structure any transaction with a TRS on terms that we believe are arm’s length to avoid incurring this 100% excise tax. There can be no assurances, however, that we will be able to avoid application of the 100% excise tax. The payment of any of these taxes would reduce our cash flow.

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

Our taxable income may substantially differ from our net income based on U.S. GAAP, and differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, we may recognize interest or other income on a mortgage loan for U.S. federal income tax purposes before we receive any payments of interest on such mortgage. We may also hold or acquire distressed debt investments that are subsequently modified by agreement with the borrower. If the amendments to the outstanding debt are “significant modifications” under the applicable Treasury regulations, the modified debt may be considered to have been reissued to us at a gain in a debt-for-debt exchange with the borrower, with gain recognized by us to the extent that the principal amount of the modified debt exceeds our cost of purchasing it prior to modification. Moreover, under the Tax Cuts and Jobs Act, or the “TCJA,” we are generally required to take certain amounts (other than certain items, including original issue discount and market discount income, excluded under Treasury regulations) into income no later than the time such amounts are reflected on certain financial statements, which could increase our “phantom income.” In addition, the TCJA limits the deduction for business interest expense to 30% of “adjusted taxable income,” which could result in the deduction allowable in the computation of taxable income to be less than the amount of interest payments actually made during the tax year. Additionally, we may also be required under the terms of indebtedness that we incur to use cash received from interest payments to make principal payments on that indebtedness.

Broadmark Realty Capital Inc.

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

Additionally, as described above, under the TCJA, we are generally required to take certain amounts into income no later than the time such amounts are reflected on certain financial statements, which could increase our “phantom income.”

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

Broadmark Realty Capital Inc.

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

Even if we qualify for taxation as a REIT, we will be subject to U.S. federal corporate income tax at the highest regular rate (currently 21%) on all or a portion of the gain recognized from the disposition of any asset acquired from BRELF III, LLC in the Business Combination occurring within the five-year period following BRELF III, LLC's REIT conversion on January 1, 2019. In other words, if during the five-year period beginning on January 1, 2019, we recognize gain on the disposition of any asset BRELF III, LLC owned on January 1, 2019, then, to the extent of the excess of (i) the fair market value of such asset as of January 1, 2019, over (ii) BRELF III, LLC's adjusted income tax basis in such asset as of January 1, 2019, we will be required to pay U.S. federal corporate income tax on this gain at the highest regular rate applicable to corporations. The same treatment would apply, for a period of as long as five years beginning on the date of the closing of the Business Combination, to any assets acquired in the Business Combination by us from a Predecessor Company that failed to qualify as a REIT in a taxable year ended on or prior to the Business Combination. These requirements could limit, delay or impede future sales of certain assets. We currently do not expect to sell any asset if the sale would result in the imposition of a material tax liability. We cannot, however, assure you that we will not change our plans in this regard.

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

Broadmark Realty Capital Inc.

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

The present U.S. federal income tax treatment of REITs may be modified, possibly with retroactive effect, by legislative, judicial or administrative action at any time, which could affect the U.S. federal income tax treatment of an investment in us. The rules dealing with U.S. federal, state and local taxation are constantly under review by persons involved in the legislative process and by the IRS, the U.S. Department of the Treasury and other taxing authorities. Changes to the tax laws, with or without retroactive application, could have a material adverse effect on us and our stockholders. We cannot predict how changes in the tax laws might affect us or our stockholders. New legislation, Treasury regulations, administrative interpretations or court decisions could significantly and negatively affect our ability to remain qualified as a REIT or the tax consequences of such qualification.

Broadmark Realty Capital Inc.

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

Broadmark Realty Capital Inc.

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

Effective internal control over financial reporting is necessary for us to provide reliable financial reports and is important in helping to prevent mistakes in and restatements of our financial statements and financial fraud. Although we have determined that our internal control over financial reporting was effective as of December 31, 2022, 2021 and 2020, the Predecessor Companies, and their corresponding management companies, each of which was acquired in the Business Combination (collectively, the “Predecessor Company Group”) reported certain material weaknesses in internal control over financial reporting identified in connection with the audit of the members of the Predecessor Company Groups' financial statements at December 31, 2018, which we reported remained as of December 31, 2019. A failure to maintain effective internal control over financial reporting may adversely affect the accuracy and timing of our financial reporting, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, we may be unable to prevent fraud, investors may lose confidence in our financial reporting, and the price of our securities may decline as a result. In addition, we may be subject to lawsuits or regulatory discipline if we fail to establish and maintain effective internal control over our financial reporting.

We may issue additional shares of common stock upon the exercise of Warrants or for other purposes, which would dilute your ownership interests and may depress the market price of our common stock.

We currently have warrants outstanding to purchase approximately 15.6 million shares of common stock in the aggregate at an aggregate purchase price of $11.50 per share. Further, there were approximately 3.3 million shares of common stock remaining available for issuance pursuant to equity awards under the Broadmark Realty 2019 Stock Incentive Plan at December 31, 2022. We may also issue additional shares of common stock or other equity securities in the future in connection with, among other things, future capital raising and transactions and future acquisitions, without stockholder approval in many circumstances.

Our issuance of additional shares of common stock or other equity securities would have the following effects:

•
our existing stockholders’ proportionate ownership interest in us may decrease;
•
the amount of cash available for payment of dividends may decrease;
•
the relative voting strength of each previously outstanding share of common stock may be diminished; and

Broadmark Realty Capital Inc.

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

Broadmark Realty Capital Inc.

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

General Risk Factors

Public health crises and epidemics such as COVID-19 may adversely affect our business, financial condition and results of operations

We are subject to risks related to the effects of public health crises, epidemics and pandemics, including the continued effects of COVID-19. Such events could inhibit global, national and local economic activity and demand for construction loans, constrain our access to capital and other sources of funding, adversely affect our borrowers ability to pay or refinance their loans; and delays in our ability to exercise our rights or otherwise resolve loans in default. Such impacts could adversely impact our cash flows and ability to pay dividends or to service our debt; result in material non-cash impairment charges in future periods; and have other direct and indirect effects that are difficult to predict. Such risks depend upon the nature and severity of the public health concern, as well as the extent and duration of government-mandated orders and personal decisions to limit travel, economic activity and personal interaction, none of which can be predicted with confidence.

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

Broadmark Realty Capital Inc.

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

On January 5, 2023, we received a letter from NYSE regulation, that it had determined to suspend trading of our warrants, each exercisable for one fourth (1/4th) share of the Company’s common stock at an exercise price of $2.875 per one fourth (1/4th) share from the NYSE American Exchange, because the warrant’s trading price was no longer suitable for listing. The NYSE American Exchange subsequently delisted the warrants, and the warrants now trade on the Pink Sheets.

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

Broadmark Realty Capital Inc.

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

Since the middle of November 2022, our common stock has traded at a price below $5.00, and as a result, may be considered a “penny stock”. Under Rule 15g-9 of the Exchange Act, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. Such broker-dealer must make an individualized written suitability determination for the purchaser and receive the purchaser’s written consent prior to the transaction.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed for trading on the New York Stock Exchange under the symbol “BRMK.” As of February 22, 2023, we had 230 registered holders of our common stock.

Purchase of Equity Securities by the Issuer

The following table summarizes the Company's capital stock repurchases for the quarter ended December 31, 2022 (in millions, except share and per share amounts):

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1)
October 1 - October 31, 2022	—	—	—
November 1 - November 30, 2022	—	—	75.0
December 1 - December 31, 2022	1,295,273	$3.86	$70.0

(1)
On November 7, 2022, the Company’s Board of Directors authorized a stock repurchase program (the “Stock Repurchase Program”) granting the Company the authority to repurchase up to $75.0 million of the Company’s common stock. The Stock Repurchase Program does not have an expiration date and the Company reserves the right to terminate or suspend at any time.

Broadmark Realty Capital Inc.

Stockholder Return Performance

The following stock performance graph is a comparison of the cumulative total stockholder return on shares of our common stock, the Standard & Poor's 500 (the “S&P 500 Index”) and the FTSE NAREIT Mortgage REITs index (“FTSE NAREIT Index”), a published industry index, from November 15, 2019 (the date on which our common stock became publicly traded) through December 31, 2022. The graph assumes that $100 was invested on November 15, 2019 in our common stock, the S&P 500 and the FTSE NAREIT Index and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our shares will continue in line with the same or similar trends depicted in the graph below.

	Period Ending
	November 15, 2019	December 31, 2019	December 31, 2020	December 31, 2021	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
BRMK	100.00	117.53	102.45	102.88	96.66	77.33	61.31	44.39
FTSE NAREIT Index	100.00	102.87	80.50	80.50	75.14	61.38	48.18	52.20
S&P 500	100.00	103.54	120.37	152.74	145.18	121.31	114.61	123.04

ITEM 6. [RESERVED]

Broadmark Realty Capital Inc.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with the “Business” section, as well as the consolidated financial statements and related notes in Part II, Item 8 of this Annual Report on Form 10-K. In addition, the following discussion and analysis contains forward-looking statements and involves numerous risks and uncertainties. Actual results may differ materially from those contained in any forward-looking statements and involves numerous risks and uncertainties, including those described under the heading “Risk Factors.” Actual results may differ materially from those contained in any forward-looking statements. You should read this discussion and analysis together with the consolidated financial statements and related notes included elsewhere in this Report for the Company. In this “Management Discussion and Analysis of Financial Condition and Results of Operations” unless the context otherwise requires, references to “Broadmark Realty,” the “Company,” “we,” “us” and “our” refer to Broadmark Realty Capital Inc., a Maryland corporation, and its consolidated subsidiaries.

Broadmark Realty is an internally managed commercial real estate finance company that has elected to be taxed as a real estate investment trust for U.S. federal income tax purposes. Based in Seattle, Washington, we specialize in underwriting, funding, servicing and managing a portfolio generally consisting of short-term, first deed of trust loans to fund the construction and development of, or investment in, residential or commercial properties. We categorize our loans into the following distinct purposes:

•
Vertical Construction. Loans which fund the building or installing of vertical improvements on real property.
•
Horizontal Development. Loans which fund the building or installing of horizontal improvements on real property including initial site preparation, ground clearing, installing utilities, and road, sidewalk and gutter paving.
•
Acquisition. Loans which fund the acquisition of a property where the intent is generally subsequent financing.
•
Land Entitlement. Loans which fund the entitlement of land and to obtain zoning, permitting or legal use to further develop the property.
•
Rehabilitation. Loans which fund the renovation or improvement of the physical existence of a real property.
•
Bridge. Loans collateralized by completed properties used by borrowers to lease and stabilize an asset with sufficient cash flows to obtain permanent financing.
•
Investment. Loans which do not fit into the other purposes described above, such as a cash out refinance or partnership buyout.

We generally operate in states that we believe to have favorable demographic trends and that provide more efficient and quicker access to collateral in the event of borrower default. Beginning in early 2021, we have increased the number of states in which we operate in order to expand our potential lending markets and we plan to be a nationwide lender in the future. As of December 31, 2022, our portfolio of 202 active loans had approximately $1.4 billion of total commitments and $931.0 million of principal outstanding across 162 borrowers in 20 states and the District of Columbia. We refer to loans that have outstanding commitments or principal balances that have not been repaid or retired, including by foreclosure, as “active loans.” Total commitments refer to the aggregate sum of outstanding principal balances, interest reserves and construction holdbacks which includes capital expenditures required to complete construction for defaulted loans that we are no longer required to pay. Historically, our loan portfolio was 100% equity funded, and we had no outstanding debt. On February 19, 2021, we closed on a $135.0 million revolving credit facility, which has enabled us to use a larger percentage of our cash balances for lending activities. We may opportunistically issue debt and raise capital in the public and private markets from time to time based on market conditions to fund the growth of our portfolio and produce attractive returns for our stockholders. On November 12, 2021, we closed the private placement of $100.0 million aggregate principal amount of 5.0% senior unsecured notes due 2026.

Broadmark Realty Capital Inc.

Properties securing our loans are generally classified as residential properties, commercial properties or undeveloped land, and are typically not income producing. Each loan is generally secured by a first deed of trust lien on real estate. Our lending policy typically limits the committed amount and initial outstanding principal balance of each loan to a maximum loan-to-value (“LTV”) ratio of up to 65% of the “as-complete” appraised value of the underlying collateral as determined by an independent appraiser at the time of the loan origination. At the time of origination, the difference between the initial outstanding principal and the total commitment is the amount held back for future release, subject to property inspections, progress reports and other conditions in accordance with the loan documents. Unless otherwise indicated, LTV is measured by the total commitment amount of the loan at origination divided by the “as-complete” appraisal. LTVs do not reflect interim activity such as construction draws or interest payments capitalized to loans, or partial repayments of the loan. As of December 31, 2022, the weighted average LTV was 60.6% across our active loan portfolio based on the total commitment of the loan and “as-complete” appraisals as of origination or latest amendment. For our loans in contractual default status as of December 31, 2022, the weighted average LTV was approximately 124.8%, when measured by the sum of the principal outstanding, the estimated cost to complete and the accounts receivable for which collectability is reasonably assured, divided by the most recent “as-complete” appraisal. This resulted in significant additions to our allowance for credit losses, resulting in a weighted average LTV net of our allowance for credit losses of approximately 84.9% for our loans in contractual default. In addition, our loans are often personally guaranteed on a recourse basis by the principals of the borrower or others at our discretion to provide further credit support for the loan. The personal guarantee may also be secured by collateral through a pledge of the guarantor’s interest in other real estate or assets owned by the guarantor. As of December 31, 2022, a total of 40 loans were in contractual default, totaling $250.4 million in principal outstanding, or 26.9% of our aggregate principal outstanding. We are actively identifying resolutions for our non-performing loans but continue to face challenges in the current environment. We expect our non-performing loans to negatively affect our near-term financial performance.

As of December 31, 2022, the average total commitment of our active loans was $7.0 million, with a weighted average interest rate of 10.2%. The weighted average term outstanding of our active loans was 22 months, which we often elect to extend for several months based on our evaluation of the expected timeline for completion of construction. We usually receive loan origination fees, or “points,” which, as of December 31, 2022, had a weighted average fee of 2.7% of total commitment at origination, along with loan amendment and extension fees, each of which varies in amount based upon the term of the loan, the credit quality of the borrower and the loan otherwise satisfying our underwriting criteria. In addition, we charge late fees on past due receivables and receive reimbursements from borrowers for costs associated with services provided by us, such as closing costs, collection costs on defaulted loans and construction draw inspection fees.

We primarily compete on the basis of borrower relationships, loan structure, terms and service rather than on price. Additionally, starting in 2021, competitive pressures have led us in many cases to originate loans with terms that deviate from our historical practice. Increased competition and readily available sources of capital through 2021 and into mid 2022 led to lower interest rates on our originated loans in those vintages, lower loan origination fees, absence of minimum interest provisions in our mortgage notes, and a change in our general requirement that all of our loans be secured by personal guarantees on a recourse basis.

In the later part of third quarter of 2022 and continuing into the fourth quarter of 2022, market interest rates rose markedly and rapidly primarily as a result of the Federal Reserve's actions to curb rapidly rising inflation. This led to a significant slowdown in real estate transactions and less capital available in the marketplace to finance real estate projects. Rising interest rates and macroeconomic uncertainties in the capital markets have led to a decrease in the availability of capital from traditional lenders for longer-term financing of completed construction and development projects, which may negatively affect our borrowers' ability to sell or refinance their loan collateral and repay our loans.

We have begun tightening our lending standards and, in some instances, we are not originating loans that would have previously met our lending policy. We are focused on capital preservation and ensuring we are positioned to capture opportunities that emerge from this rapidly changing economic environment.

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

Broadmark Realty Capital Inc.

Key Indicators of Financial Condition and Operating Performance

In assessing the performance of our business, we consider a variety of financial and operating metrics, which include both GAAP and non-GAAP metrics, including the following:

Interest income earned on our loans. A primary source of our revenue is interest income earned on our loan portfolio. As of December 31, 2022, our loans bear a weighted average interest rate of 10.2%, paid monthly, primarily from interest reserves and, to a much lesser extent, cash payments. Our loans originated since the second quarter of 2021 typically do not provide for minimum interest provisions in our mortgage notes. A reduction in or absence of minimum interest provisions in our mortgage notes and an increase in the amount of our loans in non-accrual status as a result of being deemed collateral dependent or high risk reduce our effective interest-bearing principal and the interest income we earn on our loans. The effective interest-bearing principal represents the principal balance outstanding plus the excess of minimum interest provisions over the actual principal outstanding and minus the principal balance outstanding on non-accrual status. As of December 31, 2022 and 2021, the effective interest-bearing principal net of non-accrual principal was $716.3 and $840.1 million, respectively. This represents the principal balance outstanding of $931.0 and $924.7 million plus the excess of minimum interest provisions over the actual principal outstanding of $2.5 and $17.3 million less the non-accrual principal of $217.2 and $101.9 million as of December 31, 2022 and 2021, respectively. We expect the trend of lower effective interest-bearing principal than historic levels to continue in subsequent quarters as a result of the absence of minimum interest provisions in new originations and elevated level of loans in non-accrual status.

Fees and other revenue recognized from originating and servicing our loans. Fee income is comprised of loan origination, loan servicing and amendment fees, loan renewal and extension fees, late fees, inspection fees and exit fees. The majority of fee income is comprised of loan origination fees, or “points,” which as of December 31, 2022, had a weighted average fee of 2.7% of the total commitment at origination. In addition to origination fees, we earn loan extension fees when maturing loans are renewed or extended and amendment fees when loan terms are modified, such as increases in interest reserves and construction holdbacks in line with our underwriting criteria or upon modification of a loan for the transition from horizontal development to vertical construction. Loans are generally only renewed or extended if the loan is not in default and satisfies our underwriting criteria, including our typical maximum LTV ratio of up to 65% of the appraised value, as determined by an independent appraiser at the time of loan origination, or based on an updated appraisal, if required. Loan origination and renewal fees are deferred and recognized in income over the contractual maturity of the underlying loan.

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

The following tables contains the total amount of our loan originations and repayments for the periods indicated:

	Year Ended
(dollars in millions)	December 31, 2022	December 31, 2021
Loans originated(1)	$488.3	$873.0
Loans repaid(2)	$511.7	$483.3

(1)
Based on original total loan commitment amounts and excluding amendments.
(2)
Based on fully repaid loans during the period and excluding partial repayments.

Credit quality of our loan portfolio. All of our loans are secured by residential or commercial real estate and, in assessing current expected credit losses ("CECL"), we evaluate external and internal credit quality indicators. Our internal credit quality indicators include, but are not limited to, construction type, collateral type, LTV, market conditions of property location and borrower experience and financial strength.

Broadmark Realty Capital Inc.

The following tables allocate the carrying value of our loan portfolio based on construction type, collateral type and LTV used in assessing estimated credit losses and vintage of origination at the dates indicated:

	December 31, 2022		Year Originated(1)
(dollars in thousands)	Carrying Value	% of Portfolio	2022	2021	2020	2019	Prior
Construction Type
Vertical Construction	$552,468	59.8%	$352,355	$128,130	$33,895	$1,928	$36,160
Horizontal Development	221,078	24.1	144,082	68,201	8,795	—	—
Investment	46,536	5.0	46,536	—	—	—	—
Rehabilitation	39,422	4.3	12,936	15,009	11,477	—	—
Land Entitlement	26,132	2.8	4,146	21,986	—	—	—
Bridge	22,611	2.4	19,450	937	—	2,224	—
Acquisition	15,195	1.6	13,454	1,741	—	—	—
Total	923,442	100.0%	$592,959	$236,004	$54,167	$4,152	$36,160
CECL allowance(2)	(41,492)
Carrying value, net	$881,950

(1)
Represents the year of either origination or amendment where the loan incurred a full re-underwriting in connection with the amendment.
(2)
Includes $35.0 million in loan specific allowances for loans deemed collateral dependent based on the excess amortized cost over the fair value of the underlying collateral. In addition, $1.5 million of the CECL allowance is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable and accrued liabilities in our consolidated balance sheet.

	December 31, 2022		Year Originated(1)
(dollars in thousands)	Carrying Value	% of Portfolio	2022	2021	2020	2019	Prior
Collateral Type
Apartments	$191,708	20.8%	$134,816	$49,944	$5,020	$1,928	$—
Single Family Housing	133,702	14.5	124,218	9,245	239	—	—
Townhomes	106,888	11.6	81,393	24,701	794	—	—
Residential Lots	104,100	11.3	56,675	38,630	8,795	—	—
Entitled Land	76,251	8.3	54,265	21,986	—	—	—
Condos	71,975	7.8	29,738	2,515	3,562	—	36,160
Commercial	58,515	6.3	13,838	44,677	—	—	—
Mixed Use	50,127	5.4	6,209	30,217	11,477	2,224	—
Hotel	30,221	3.3	14,116	—	16,105	—	—
Offices	18,467	2.0	12,179	—	6,288	—	—
Unentitled Land	17,262	1.9	16,325	937	—	—	—
Senior Housing	16,595	1.8	16,595	—	—	—	—
Duplex	13,639	1.5	13,639	—	—	—	—
Commercial Other	11,411	1.2	—	11,411	—	—	—
Retail	9,071	1.0	5,443	1,741	1,887	—	—
Quadplex	8,932	1.0	8,932	—	—	—	—
Commercial Lots	4,018	0.4	4,018	—	—	—	—
Triplex	560	0.1	560	—	—	—	—
Total	923,442	100.0%	$592,959	$236,004	$54,167	$4,152	$36,160
CECL allowance(2)	(41,492)
Carrying value, net	$881,950

(1)
Represents the year of either origination or amendment where the loan incurred a full re-underwriting in connection with the amendment.
(2)
Includes $35.0 million in loan specific allowances for loans deemed collateral dependent based on the excess amortized cost over the fair value of the underlying collateral. In addition, $1.5 million of the CECL allowance is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable and accrued liabilities in our consolidated balance sheet.

Broadmark Realty Capital Inc.

	December 31, 2022		Year Originated(1)
(dollars in thousands)	Carrying Value	% of Portfolio	2022	2021	2020	2019	Prior
LTV (2)
0 - 40%	$26,053	2.8%	$22,544	$3,509	$—	$—	$—
41 - 45%	29,025	3.1	7,039	21,986	—	—	—
46 - 50%	42,267	4.6	22,524	13,455	6,288	—	—
51 - 55%	144,649	15.7	76,978	58,876	8,795	—	—
56 - 60%	107,098	11.6	98,691	8,407	—	—	—
61 - 65%	456,743	49.5	284,722	112,569	21,364	1,928	36,160
66 - 70%	93,104	10.1	71,638	16,561	2,681	2,224	—
71 - 75%	4,280	0.5	4,280	—	—	—	—
76- 80%	2,540	0.3	2,540	—	—	—	—
Above 80%	17,683	1.9	2,003	641	15,039	—	—
Total	923,442	100.0%	$592,959	$236,004	$54,167	$4,152	$36,160
CECL allowance(3)	(41,492)
Carrying value, net	$881,950

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
(3)
Includes $35.0 million in loan specific allowances for loans deemed collateral dependent based on the excess amortized cost over the fair value of the underlying collateral. In addition, $1.5 million of the CECL allowance is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable and accrued liabilities in our consolidated balance sheet.

	December 31, 2021		Year Originated(1)
(dollars in thousands)	Carrying Value	% of Portfolio	2021	2020	2019	2018	2017	Prior
Construction Type
Vertical Construction	$478,475	52.5%	$234,861	$191,896	$1,177	$2,491	$47,789	$261
Horizontal Development	196,543	21.5	169,041	27,502	—	—	—	—
Acquisition	96,937	10.6	96,937	—	—	—	—	—
Investment	65,703	7.2	42,509	2,101	—	3,608	17,485	—
Rehabilitation	27,023	3.0	11,320	15,703	—	—	—	—
Land Entitlement	24,529	2.7	24,529	—	—	—	—	—
Bridge	22,534	2.5	18,072	2,537	1,925	—	—	—
Total	911,744	100.0%	$597,269	$239,739	$3,102	$6,099	$65,274	$261
CECL allowance(2)	(10,394)
Carrying value, net	$901,350

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

	December 31, 2021		Year Originated(1)
(dollars in thousands)	Carrying Value	% of Portfolio	2021	2020	2019	2018	2017	Prior
Collateral Type
Residential Lots	$111,644	12.2%	$85,219	$26,425	$—	$—	$—	$—
Apartments	107,765	11.8	38,232	68,356	1,177	—	—	—
Townhomes	93,300	10.2	51,240	28,979	—	1,017	11,803	261
Mixed Use	85,929	9.5	53,530	30,474	1,925	—	—	—
Single Family Housing	87,902	9.6	84,703	3,049	—	—	150	—
Condos	64,492	7.1	8,805	18,227	—	1,474	35,986	—
Commercial	61,592	6.8	61,592	—	—	—	—	—
Senior Housing	61,236	6.7	35,899	25,337	—	—	—	—
Storage	56,481	6.2	56,481	—	—	—	—	—
Unentitled Land	46,019	5.0	42,411	—	—	3,608	—	—
Entitled Land	45,098	4.9	27,763	—	—	—	17,335	—
Hotel	31,665	3.5	4,886	26,779	—	—	—	—
Offices	15,348	1.7	8,280	7,068	—	—	—	—
Commercial Lots	10,227	1.1	6,670	3,557	—	—	—	—
Quadplex	9,769	1.1	9,769	—	—	—	—	—
Commercial Other	9,080	1.0	9,080	—	—	—	—	—
Retail	7,873	0.9	6,385	1,488	—	—	—	—
Duplex	6,324	0.7	6,324	—	—	—	—	—
Total	911,744	100.0%	$597,269	$239,739	$3,102	$6,099	$65,274	$261
CECL allowance(2)	(10,394)
Carrying value, net	$901,350

Broadmark Realty Capital Inc.

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

	December 31, 2021		Year Originated(1)
(dollars in thousands)	Carrying Value	% of Portfolio	2021	2020	2019	2018	2017	Prior
LTV (2)
0 - 40%	$53,907	5.9%	$32,634	$—	$—	$3,608	$17,665	$—
41 - 45%	48,431	5.3	44,380	4,051	—	—	—	—
46 - 50%	63,690	7.0	41,356	21,317	—	1,017	—	—
51 - 55%	92,238	10.1	74,978	17,260	—	—	—	—
56 - 60%	79,039	8.7	27,115	40,190	—	—	11,473	261
61 - 65%	559,997	61.4	372,645	146,640	3,102	1,474	36,136	—
66 - 70%	645	0.1	645	—	—	—	—	—
71 - 80%	—	0.0	—	—	—	—	—	—
Above 80%	13,797	1.5	3,516	10,281	—	—	—	—
Total	911,744	100.0%	$597,269	$239,739	$3,102	$6,099	$65,274	$261
CECL allowance(3)	(10,394)
Carrying value, net	$901,350

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

Dividends Declared. The following table summarizes the declared cash dividends per common share for the years ended December 31, 2022 and 2021:

	Year Ended
	December 31, 2022	December 31, 2021
Dividends declared per common share	$0.77	$0.84

Earnings per Common Share. The following table summarizes the earnings (GAAP) and distributable earnings (non-GAAP) per common share activity for the years ended December 31, 2022 and 2021:

	Year Ended
	December 31, 2022	December 31, 2021
Basic weighted-average shares of common stock outstanding	132,841,196	132,579,289
Diluted weighted-average shares of common stock outstanding	132,841,196	132,666,502
Earnings (loss) per common share, basic	$(0.88)	$0.62
Earnings (loss) per common share, diluted	(0.88)	0.62
Distributable earnings (loss) per diluted share of common stock	0.52	0.71
Distributable earnings (loss) per diluted share of common stock prior to realized loss on investments	0.55	0.73

Non-GAAP Financial Measures

Distributable Earnings

We have elected to present “distributable earnings” and “distributable earnings prior to realized loss on investments” as supplemental non-GAAP financial measures used by management to evaluate our operating performance. We define distributable earnings as net income attributable to common stockholders adjusted for: (i) impairment recorded on our loans, investments in real property and goodwill; (ii) unrealized gains or losses on our investments (including provision for credit losses) and warrant liabilities; (iii) new public company transition expenses; (iv) non-capitalized transaction-related and other one-time expenses; (v) non-cash stock-based compensation; (vi) depreciation and amortization including amortization of our intangible assets; and (vii) deferred taxes, which are subject to variability and generally not indicative of future economic performance or representative of current operations.

Broadmark Realty Capital Inc.

During the years ended December 31, 2022 and 2021, provision for credit losses, net was $38.3 and $6.2 million, respectively, which has been excluded from distributable earnings consistent with other unrealized gains (losses) pursuant to our policy for reporting distributable earnings. We expect to recognize such potential credit losses in distributable earnings if and when such amounts are deemed nonrecoverable upon a realization event. This is generally upon charge-off of principal at the time of loan repayment or upon sale of real property owned by us and the amount of proceeds is less than the principal outstanding at the time of foreclosure.

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

As a REIT, we are required to distribute annually to our stockholders at least 90% of our “REIT taxable income” (determined without regard to the dividends-paid deduction and excluding net capital gains) and to pay tax at regular corporate rates to the extent that we annually distribute less than 100% of such taxable income. Given these requirements and our belief that dividends are generally one of the principal reasons that stockholders invest in our common stock, we generally intend to attempt to pay dividends to our stockholders in an amount equal to our net taxable income, if and to the extent authorized by our board of directors. Distributable earnings and distributable earnings prior to realized loss on investments are one of many factors considered by our board of directors in declaring dividends and, while not direct measures of taxable income, over time, the measures can be considered useful indicators of our dividends.

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

The table below is a reconciliation of distributable earnings and distributable earnings prior to realized loss on investments to the most directly comparable GAAP financial measure:

	Year Ended
(dollars in thousands, except share and per share data)	December 31, 2022	December 31, 2021
Net (loss) income attributable to common stockholders	$(116,391)	$82,488
Adjustments for non-distributable earnings:
Stock-based compensation expense	3,779	3,455
New public company expenses(1)	—	953
Non-capitalized transaction and other transition expenses(2)	3,229	987
Change in fair value of warrant liabilities	(1,813)	1,838
Depreciation and amortization	1,314	741
Impairment on real property	7,596	—
Provision for credit losses, net	38,266	6,179
Goodwill impairment	136,965	—
Distributable earnings prior to realized loss on investments:	$72,945	$96,641
Realized credit losses(3)	(4,207)	(2,672)
Distributable earnings:	$68,738	$93,969
Distributable earnings per diluted share of common stock prior to realized loss on investments	$0.55	$0.73
Distributable earnings per diluted share of common stock	$0.52	$0.71
Weighted-average number of shares of common stock outstanding, basic and diluted
Basic	132,841,196	132,579,289
Diluted	132,841,196	132,666,502

Broadmark Realty Capital Inc.

(1)
Expenses directly related to professional fees in connection with our new public company reporting procedures, the design and implementation of internal controls under Section 404 of the Sarbanes-Oxley Act and the implementation of the CECL standard.
(2)
Includes other expenses primarily related to the various costs associated with management succession, including executive search and severance costs, as well as certain unusual repair and legal expenses incurred on held-for-sale real properties no longer under construction.
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

Results from Operations

The period-to-period comparison of results is not necessarily indicative of results for future periods. The tables below set forth the results of our operations for the periods indicated, both in dollars and as a percentage of revenue (amounts in thousands, except percentage data):

	Year Ended
Statements of Operations Data:	December 31, 2022	December 31, 2021	December 31, 2020
Revenues:
Interest income	$83,410	$89,957	$93,869
Fee income	22,668	30,587	28,489
Total interest and fee income	106,078	120,544	122,358
Real property revenue from operations	2,799	—	—
Total revenues	108,877	120,544	122,358

Expenses:
Compensation and employee benefits	16,935	15,093	15,646
General and administrative	13,300	11,518	15,083
Real property operating expenses and depreciation	6,365	108	168
Interest expense	8,638	3,320	—
Total expenses	45,238	30,039	30,897

Impairment:
Provision for credit losses, net	38,266	6,179	6,722
Goodwill impairment	136,965	—	—
Total impairment	175,231	6,179	6,722

Other (expense) income:
Change in fair value of warrant liabilities	1,813	(1,838)	5,492
Gain on sale of real property	984	—	—
Impairment on real property	(7,596)	—	—
Total other (expense) income	(4,799)	(1,838)	5,492

(Loss) income before provision for income taxes	(116,391)	82,488	90,231
Income tax provision	—	—	—
Net (loss) income	$(116,391)	$82,488	$90,231

Broadmark Realty Capital Inc.

	Year Ended
Percentage of Revenue:	December 31, 2022	December 31, 2021	December 31, 2020
Revenues:
Interest income	77%	75%	77%
Fee income	20	25	23
Total interest and fee income	97	100	100
Real property revenue from operations	3	—	—
Total revenue	100	100	100

Expenses:
Compensation and employee benefits	16	13	13
General and administrative	12	10	12
Real property operating expenses and depreciation	6	—	—
Interest expense	8	3	—
Total expenses	42	26	25

Impairment:
Provision for credit losses, net	35	5	5
Goodwill impairment	126	—	—
Total impairment	161	5	5

Other (expense) income:
Change in fair value of warrant liabilities	2	(2)	4
Gain on sale of real property	1	—	—
Impairment on real property	(7)	—	—
Total other (expense) income	(4)	(2)	4

(Loss) income before provision for income taxes	(107)	67	74
Income tax provision	—	—	—
Net (loss) income	(107)%	67%	74%

Comparison of Results of Operations

Unless otherwise stated, for purposes of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the comparison of the results of operations is for the year ended December 31, 2022 and December 31, 2021.

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Revenue

Total revenue for the years ended December 31, 2022 and 2021 was $108.9 and $120.5 million, respectively, a decrease of $11.6 million. The decrease resulted from a decrease in in fee income and interest income of $7.9 and $6.5 million, respectively, partially offset by an increase in real property revenue from operations of $2.8 million, which are discussed in more detail below.

Expenses

Total expenses for the years ended December 31, 2022 and 2021 were $45.2 and $30.0 million, respectively, an increase of $15.2 million. The increase resulted from increases in real property operating expenses and depreciation, interest expense, compensation and employee benefits and general and administrative expenses of $6.3, $5.3, $1.8 and $1.8 million, respectively, which are discussed in more detail below.

Broadmark Realty Capital Inc.

Interest Income

Interest income decreased by $6.5 million, or 7.3%, for the year ended December 31, 2022 from the year ended December 31, 2021, due to a lower average effective interest-bearing principal outstanding during 2022 compared to 2021 resulting from (1) a 12.3% increase in loans on non-accrual over the course of 2022 compared to 2021 and (2) an increase in the number of loans originated during 2022 with lower fixed rate interest and no minimum interest provisions; partially offset by the effects of an increase of 8% in the average size of our loan portfolio.

Fee Income

Fee income decreased by $7.9 million, or 25.9%, for the year ended December 31, 2022 from the year ended December 31, 2021, primarily due to (1) a 44.9% decrease in the volume of loan originations during 2022 compared to 2021 along with a decrease in weighted average origination fees on loans recently originated due to increased competition in the marketplace and (2) a lower volume of amendment and extension fees during 2022 as fewer loans were extended beyond their maturity date due to construction delays.

Real Property Revenue from Operations

Real property revenue from operations increased by $2.8 million for the year ended December 31, 2022 from the year ended December 31, 2022, resulting from an increase in real properties held for use and in service during 2022 with an insignificant amount in 2021.

Compensation and Employee Benefits

Compensation and employee benefits expense increased by $1.8 million, or 12.2%, for the year ended December 31, 2022 from the year ended December 31, 2021. The increase is primarily due to (1) $1.3 million executive severance and relocation expenses associated with hiring a new chief executive officer during 2022 and (2) increases in cash compensation resulting from higher employee headcount and increased wages in 2022 compared to 2021.

General and Administrative

General and administrative expense increased by $1.8 million, or 15.5%, for the year ended December 31, 2022 from the year ended December 31, 2021. The increase was primarily due to increases of (1) $1.1 million in board member RSU expense and retainers during 2022 primarily resulting from additional directors being added to the board, (2) $0.5 million in advertising and marketing expenses associated with our rebranding during 2022 and (3) $0.3 million in computer and internet expenses primarily related to new system costs during 2022.

Real Property Operating Expenses and Depreciation

Real property operating expenses and depreciation increased by $6.3 million for the year ended December 31, 2022 from the year ended December 31, 2021. The increase is due to increases of (1) $3.3 million repair and maintenance expenses, (2) $1.7 million of property taxes, (3) $0.7 million of depreciation expenses and (4) $0.6 million of management and legal expenses. These increases relate to the increase in the number of real properties owned and completion of construction resulting in expenses no longer capitalized and the commencement of depreciation.

Interest Expense

Interest expense increased by $5.3 million for the year ended December 31, 2022 from the year ended December 31, 2021, primarily due to (1) and increase of $4.8 million in interest and amortization of deferred financing costs for our senior unsecured notes as the notes were issued during the fourth quarter of 2021 and (2) a $0.5 million increase in the sum of undrawn fees, interest on draws and amortization of deferred financing costs for our revolving credit facility during 2022, resulting from making draws on the facility during 2022 and the facility being in place for the full year in 2022 as compared to a partial year for 2021.

Broadmark Realty Capital Inc.

Other Income (Expense)

Other expense increased by $3.0 million for the year ended December 31, 2022 from the year ended December 31, 2021. This increase primarily relates to $7.6 million of impairment on real property in the 2022 period with no corresponding impairment in 2021. This increase in other expense was partially offset by (1) a $1.8 million decline in the fair value of the private placement warrant liability recorded during 2022 versus a $1.8 million increase in the fair value during 2021 and (2) a $1.0 million gain on the 2022 sale of real property with no corresponding sale in 2021.

Provision for Credit Losses, Net

The provision for credit losses increased $32.1 million for the year ended December 31, 2022 from the year ended December 31, 2021. This increase primarily resulted from (1) 29 loans classified as collateral dependent during 2022 compared to 7 during 2021, resulting in increased loan specific allowances based on property value declines and (2) increase to our forecasted losses due to our experience of principal losses realized on paid off loans and loans transferred to real estate owned during 2022.

Goodwill Impairment

Goodwill impairment increased by $137.0 million for the year ended December 31, 2022 from the year ended December 31, 2021 resulting from the fair value of the reporting unit being less than the carrying value. In the later part of the third quarter of 2022 and continuing into the fourth quarter of 2022, market interest rates rose markedly and rapidly primarily as a result of the Federal Reserve's actions to curb rapidly rising inflation. This led to a significant slowdown in real estate transactions and less capital available in the marketplace to finance real estate projects. During the fourth quarter, rising interest rates and macroeconomic uncertainties in the capital markets have led to a significant decrease in real estate sales in the marketplace and in the availability of capital from traditional lenders for longer-term financing of completed construction and development projects, which negatively affected our borrowers' ability to sell or refinance our collateral and repay our loans. As a result, this led the Company to have a higher percentage of defaults go into non-accrual, additional properties foreclosed or start the foreclosure process and the Company prudently slowed origination pace to preserve liquidity. We expect that this situation will likely continue for at least a portion of 2023. These market conditions led us to perform a quantitative goodwill analysis during the fourth quarter of 2022. Our quantitative analysis resulted in recognizing $137.0 million of goodwill impairment.

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

A discussion regarding the results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020 can be found under Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for fiscal year ended December 31, 2021, filed with the SEC on February 28, 2022, which is available on the SEC’s website at www.sec.gov.

Liquidity and Capital Resources

Overview

Our primary liquidity needs include ongoing commitments to fund our lending activities and future funding obligations for our existing loan portfolio, paying dividends, repaying borrowings and funding other general business needs. Our material cash requirements from known contractual and other obligations are set forth in Note 12 - Commitment and Contingencies of our consolidated financial statements included in this Report. As of December 31, 2022 and 2021, our cash and cash equivalents totaled $55.0 and $132.9 million, respectively. As of December 31, 2022, our total liquidity includes not only cash and cash equivalents, but our entire undrawn revolving credit facility of $135.0 million.

We seek to meet our long-term liquidity requirements, such as real estate lending needs, including future construction draw commitments, primarily through our existing cash resources and return of capital from investments, including loan repayments. Additionally, we intend to use borrowings under our revolving credit facility from time to time as a cash management tool in between collecting loan repayments. We expect to opportunistically issue debt and raise capital in the public and private markets from time to time based on market conditions. As of December 31, 2022, we had $1.4 billion of total loan commitments outstanding, of which we funded $931.0 million. Of the unfunded commitments, $22.8 million relates to holdbacks that we are not required to fund as the related loans are in default.

Broadmark Realty Capital Inc.

Debt-to-Equity Ratio

The following table presents our debt-to-equity ratio, based on the amounts presented in our consolidated balance sheets included in this Report, as of the dates presented:

	December 31, 2022	December 31, 2021
Debt–to–Equity Ratio	0.105	0.085

Revolving Credit Facility

On February 19, 2021, we entered into a credit agreement with a syndicate of lenders and JPMorgan Chase Bank, N.A., as administrative agent for the lenders, providing for a $135.0 million revolving credit facility with a three-year term and bearing interest at the prime rate plus 275 basis points. As a source of backup liquidity for future draws, the availability of the revolving credit facility has enabled us to use a larger percentage of our cash balances for lending activities. In October 2021, we made our first use of our revolving credit facility, with a draw of $50.0 million to support the funding of borrower draws and new loan originations while we awaited several large loan repayments. We then repaid the outstanding balance on our revolving credit facility in full by October 31, 2021 following the receipt of such loan repayments, minimizing the cost of such borrowing while earning fee income on the new borrower draws and loan originations. In July and August 2022, we made our second and third use of our revolving credit facility, with draws of $20.0 and $25.0 million, respectively, which we repaid in full by September 30, 2022.

Our obligations under the revolving credit facility are secured by substantially all of our assets. The revolving credit facility contains covenants customary for financings of this type, including limitations on the incurrence of indebtedness, liens, asset dispositions, acquisitions, mergers and consolidations, certain dividends, distributions, stock repurchases and other payments, advances and investments, payments to affiliates, optional prepayments and other modifications of certain other indebtedness, and amendments, terminations and waivers of certain material agreements, as well as a minimum tangible net worth, a total debt to equity ratio and a minimum debt service coverage ratio requirement. Among other things, the credit agreement provides that we may not pay cash dividends that would result in non-compliance with the financial covenants under the credit agreement or during an event of default under the credit agreement, except in the case of defaults other than payment defaults, for dividends in the amounts necessary to maintain our REIT status. The revolving credit facility contains events of default customary for financings of this type, including failure to pay principal, interest and other amounts, materially incorrect representations or warranties, failure to observe covenants and other terms of the revolving credit facility, cross-defaults to other indebtedness, bankruptcy, insolvency, material judgments, certain ERISA violations, changes in control and failure to maintain REIT status, in some cases subject to customary grace periods.

On November 4, 2022, the credit agreement governing the revolving credit facility was amended to allow for repurchases of shares of the Company’s common stock, subject to certain limitations.

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

Equity Offering Program

On March 2, 2021, we entered into a distribution agreement with J.P. Morgan Securities LLC, Barclays Capital Inc., B. Riley Securities, Inc., JMP Securities LLC and Raymond James & Associates, Inc. as sales agents, to sell shares of our common stock having an aggregate gross sales price of up to $200,000,000, from time to time, through an “at-the-market” equity offering program (the “ATM Program”). We have no obligation to sell any shares under the ATM Program and sold no shares under the ATM Program during the years ended December 31, 2022 and 2021.

Broadmark Realty Capital Inc.

Stock Repurchase Program

On November 7, 2022, the Board of Directors authorized the repurchase of up to $75.0 million of its common stock thereof (the “Stock Repurchase Program”). Repurchases may be made in open-market transactions or privately negotiated transactions, or in such other manner as deemed appropriate by the Company and may be made from time to time as determined by the Company depending on market conditions, share price, trading volume, cash needs and other business factors, in each case as permitted by securities laws and other legal requirements. We reserve the right to terminate or suspend the Stock Repurchase Program at any time, and it does not have an expiration date. During the year ended December 31, 2022, we repurchased 1,295,273 of common stock at an average price of $3.86 per share for an aggregate purchase price of $5.0 million. As of December 31, 2022, $70.0 million remained available for future repurchases pursuant to the Stock Repurchase Program, which repurchases decrease our liquidity and capital resources, when effected. For additional information on our Stock Repurchase Program, see Note 9 in our Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

As a REIT, we are required to distribute annually to our stockholders at least 90% of our “REIT taxable income” (determined without regard to the dividends-paid deduction and excluding net capital gains), including taxable income where Broadmark Realty does not receive corresponding cash. We intend to distribute all or substantially all of our REIT taxable income in order to comply with the REIT distribution requirements of the Code and to avoid U.S. federal income tax and the non-deductible excise tax.

We believe our existing sources of liquidity are sufficient to fund our existing commitments. To the extent funds available for new loans are limited, we will manage our capital deployment based on the receipt of payoffs and may from time-to-time use borrowings under our revolving credit facility. We also may raise capital from time to time subject to market conditions, which may include additional debt financing. We intend to maintain a conservative balance sheet and debt to equity ratio. Under our credit agreement for our revolving credit facility, we must maintain a total debt to equity ratio that does not exceed 30%.

Sources and Uses of Cash

The following table sets forth changes in cash and cash equivalents for the periods indicated:

	Year Ended
(dollars in thousands)	December 31, 2022	December 31, 2021
Cash provided by (used in):
Operating activities	$57,218	$64,130
Investing activities	(22,703)	(136,079)
Financing activities	(112,440)	(18,537)
Net decrease in cash & cash equivalents	$(77,925)	$(90,486)

Comparison of Results of Cash Flows for the Year Ended December 31, 2022 and December 31, 2021

Net cash provided by operating activities for the years ended December 31, 2022 and 2021 were $57.2 and $64.1 million, respectively, a decline of $6.9 million or 10.8%. Net cash provided by operating activities is driven by our net (loss) income adjusted for non-cash items and changes in operating assets and liabilities. The $6.9 million decrease in cash provided by operating activities in 2022 compared to 2021 was primarily due to (1) an increase in net losses from real property operations during 2022 compared to 2021, (2) increased interest on the senior unsecured notes as these notes were outstanding for the full year in 2022 versus approximately six weeks in 2021 and (3) an increase in cash paid for compensation and employee benefits, along with the increase in general and administrative expenses, the reasons for which are discussed in more detail above in the “Comparison of Results of Operations.” The decreases in cash provided by operating activities are partially offset by increases in cash provided by operating activities resulting from the higher amount of accounts payable and accrued liabilities as of December 31, 2022 compared to December 31, 2021. The reconciliations between net (loss) income and cash provided by operating activities in the consolidated statement of cash flows include adjustments to net (loss) income for non-cash items that, while fluctuating between the 2022 and 2021 periods, have no effect on cash that was provided by operating activities.

Net cash used in investing activities was $22.7 and $136.1 million, respectively for the years ended December 31, 2022 and 2021. The decrease in cash used in investing activities of $113.4 million was primarily due to a $65.8 million decrease in fundings for mortgage notes receivable net of principal collections during 2022 and $43.5 million paid for repurchase of loan participations from the Private REIT during 2021 with no corresponding amount in 2022.

Broadmark Realty Capital Inc.

Net cash used in financing activities was $112.4 and $18.5 million, respectively for the years ended December 31, 2022 and 2021. The increase in cash used in financing activities of $93.9 million was primarily due to $100.0 million in proceeds from the issuance of the senior unsecured notes during 2021 and $5.0 million used for the repurchase of our common stock in 2022. These increases were partially offset by (1) $5.1 million payment of costs to obtain our revolving credit facility in 2021, (2) $3.1 million decrease in dividends paid in 2022 compared to 2021 and (3) a $2.9 million payment of debt issuance costs in 2021.

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

In determining the CECL allowance, we considered various factors including (1) historical loss experience in our portfolio, (2) historical loss experience in the commercial real estate lending market, (3) loan specific losses for loans deemed collateral dependent based on excess amortized cost over the fair value of the underlying collateral, (4) timing of expected pay offs including prepayments and extensions where reasonably expected and (5) our current and future view of the macroeconomic environment. We utilize a reasonable and supportable forecast period equal to the contractual term of the loan plus short-term extensions of one to three months that are reasonably expected for construction loans.

Our provision for credit losses increased $32.1 million during 2022 over the provision for 2021 primarily due to the $34.9 million increase in the CECL allowance as of December 31, 2022 for collateral dependent loans compared to the CECL allowance as of December 31, 2021 for collateral dependent loans based on the excess of amortized cost over the fair value of the underlying collateral. The fair value of collateral dependent loans is based upon the most recent independent third-party appraisal of value, discounted between 0% to 10% based upon our experience with actual liquidation values. For certain collateral dependent loans, where a recent appraisal is either unavailable or not most representative of fair value, the fair value is based on a broker opinion of value including a capitalized income analysis and replacement cost analysis considering historical operating results, market rents, vacancy rates, capitalization rates, land cost comparisons, market trends and economic conditions. The assessment of fair value of real property is subject to uncertainty and, in certain cases, sensitive to the selection of comparable properties.

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

Foreclosed properties classified as held for sale are carried at the lower of cost or fair value and are evaluated for subsequent decreases in fair value on a quarterly basis. Any subsequent decreases in value are recorded as impairment in real property in our consolidated statements of operations.

Broadmark Realty Capital Inc.

Foreclosed properties that are classified as held for use are carried at cost less accumulated depreciation. We evaluate our real property held for use for impairment at time of acquisition and whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If an impairment indicator exists, we evaluate the undiscounted net cash flows that are expected to be generated by the property, including any estimated proceeds from the eventual disposition of the property. Based upon the analysis, if the carrying value of a property exceeds its undiscounted net cash flows, an impairment loss is recognized for the excess of the carrying value of the property over the estimated fair value of the property.

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

Valuation of Goodwill

Goodwill is assessed for impairment annually in the fourth quarter or more frequently if events occur or circumstances change that indicate an impairment may exist. Our assessment begins with an evaluation of qualitative factors including macroeconomic conditions, industry and market considerations, current and projected financial performance, changes in strategy and market capitalization to determine whether it is more likely than not that the fair value of our single reporting unit exceeds the carrying value. A high degree of judgement is required in evaluating the qualitative factors. If we conclude that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, a quantitative test is then performed. The quantitative test consists of comparing the estimated fair value of the reporting unit to its carrying amount, including goodwill, using income or market approaches. If the estimated fair value of the reporting unit is less than the carrying value including goodwill, an impairment write-down of goodwill would be required for the excess of carrying value over the estimated fair value. Under the income approach, the Company estimates the fair value of a reporting unit based on the present value of estimated future cash flows covering discrete forecast periods as well as terminal value determinations. The Company prepares cash flow projections based on management's estimates of long-term growth rates, pre-tax return on earnings, earning asset growth and return on tangible equity, taking into consideration industry and market conditions. The Company bases the discount rate on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the reporting unit's ability to execute on the projected cash flows. Under the market approach, the Company estimates fair value based on market multiples of revenue and earnings derived from comparable publicly traded companies with similar operating and investment characteristics as the reporting unit. The Company weights the fair value derived from the market approach commensurate with the level of comparability of these publicly traded companies to the reporting unit, as well as observable market values of our reporting unit based on any third-party attributions of value to such unit in the context of potential transactions with the Company. When market comparables or observable market values are not meaningful or not available, the Company estimates the fair value of a reporting unit using only the income approach. Estimating the fair value of our reporting unit requires the use of inputs and assumptions for which there is inherent uncertainty.

Our 2022 annual goodwill impairment analysis resulted in impairment charges for goodwill related to the Broadmark lending business which is our only reporting unit. The decline in fair value of the reporting unit below its carrying value resulted in changes from expected future cash flows as compared to prior year projections which is more broadly a result of macroeconomic factors and other operational challenges as well as an increase in cost of capital. As a result, we recorded a goodwill impairment charge of $137.0 million in the fourth quarter of 2022.

The reporting unit has no remaining goodwill as of December 31, 2022 and an excess of fair value over carrying value of net assets of 0% as of the annual test date. The business is facing challenges reflected in the results for the year ended December 31, 2022. In the later part of the third quarter of 2022 and continuing into the fourth quarter of 2022, market interest rates rose markedly and rapidly primarily as a result of the Federal Reserve's actions to curb rapidly rising inflation. This led to a significant slowdown in real estate transactions and less capital available in the marketplace to finance real estate projects. During the fourth quarter, rising interest rates and macroeconomic uncertainties in the capital markets have led to a significant decrease in real estate sales in the marketplace and in the availability of capital from traditional lenders for longer-term financing of completed construction and development projects, which negatively affected our borrowers' ability to sell or refinance our collateral and repay our loans. As a result, this led the Company to have a higher percentage of defaults go into non-accrual, additional properties foreclose or start the foreclosure process and the Company prudently slowed origination pace to preserve liquidity.

Broadmark Realty Capital Inc.

For a complete listing and description of our significant accounting policies and description of our adoption of new accounting pronouncements and the impact thereof on our business, see “Note 2 - Summary of Significant Accounting Policies” of our consolidated financial statements included in this Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2022, we did not have any outstanding “market risk sensitive instruments,” as such term is used within the meaning of Item 305 of SEC Regulation S-K. However, we are subject to other types of business risk described below and under “Market Risks Related to Real Estate Loans” in Item 1A. Risk Factors above.

Interest Rate Risk

While we recently began originating certain floating rate loans with interest rate floors, most of our loans bear a fixed rate of interest and we have very limited interest-rate sensitive obligations outstanding. However, the nature of our business exposes us to business risk arising from changes in interest rates. Interest rates are highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. An increase or decrease in interest rates would not impact the interest charged on our then existing loan portfolio, as most of our loans bear fixed rates of interest. However, a rapid significant increase in interest rates may reduce the demand for mortgage loans due to the higher cost of borrowing, potentially resulting in a reduced demand for real estate, declining real estate values and higher default rates. Alternatively, a significant rapid decline in interest rates may negatively affect the amount of interest that we may charge on new loans, including those that are made with capital received as outstanding loans mature. Additionally, declining interest rates may also result in prepayments of existing loans, which may also result in the redeployment of capital in new loans bearing lower interest rates. See Item 1A above, “Risk Factors,” for additional information regarding interest rate risk.

Credit Risk

Our loans are subject to credit risk. Credit risk is the exposure to loss from loan defaults. Default rates are subject to a wide variety of factors, including, but not limited to, borrower financial condition, property performance, property management, supply and demand factors, construction trends, consumer behavior, regional economics, interest rates, the strength of the U.S. economy and other factors beyond our control. All loans are subject to a certain possibility of default. We seek to mitigate credit risk by originating loans which are generally secured by first deed of trust position liens on real estate with a maximum loan-to-value ratio of 65%. We also undertake extensive due diligence of the property that will be mortgaged to secure the loans, including review of third-party appraisals on the property.

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

Broadmark Realty Capital Inc.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Broadmark Realty Capital Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Broadmark Realty Capital Inc.

Opinion on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Broadmark Realty Capital Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022 and 2021, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

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

Qualitative Adjustments to Current Expected Credit Loss (“CECL”) Allowance

As described in Notes 2 and 3 to the consolidated financial statements, in determining the CECL allowance, the Company considered various factors including (i) historical loss experience in their portfolio, (ii) historical loss experience in the commercial real estate lending market, (iii) timing of expected pay offs, including prepayments and extensions where reasonably expected, and (iv) their current and future view of the macroeconomic environment. The Company utilizes a reasonable and supportable forecast period equal to the contractual term of the loan plus short-term extensions of one to three months that are reasonably expected for construction loans.

The Company estimates the allowance for credit losses using relevant information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The allowance for credit losses is maintained at a level sufficient to provide for expected credit losses over the life of the loan based on evaluating historical credit loss experience and making adjustments to historical loss information for differences in the specific risk characteristics in the current loan portfolio

The Company makes qualitative adjustments to default and loss data used within the CECL allowance calculation. The qualitative adjustments are used to weigh the Company’s own loss experience and historical loss experience in the commercial real estate lending market, to reflect the risk of different lending arrangements, and to forecast certain expected macroeconomic changes over a reasonable and supportable period. We identified the qualitative adjustments to default and loss inputs used in the CECL allowance to be a critical audit matter because of the subjectivity used to determine the adjustments and the estimation uncertainty. This required a high degree of auditor judgment when performing audit procedures to evaluate the reasonableness of the qualitative adjustments.

The primary procedures we performed to address this critical audit matter included:

•
Testing the design and operating effectiveness of controls implemented by the Company in relation to the determination of the CECL allowance. Specifically, in relation to the adjustments made to the CECL allowance, we focused our procedures on testing internal controls related to evaluation of the use of internally calculated default and loss information and externally sourced default and loss information, and evaluation of macroeconomic factors and other judgments involved in the determination of such adjustments.
•
Evaluating management’s process for determining the qualitative adjustment used in the weighting of the internal and external data by assessing the consistency of the approach with prior periods and evaluating management’s rationale. Performed a sensitivity analysis on the weighting of the internal and external data used in the calculation and evaluated the impact to the allowance as a result of changing the mix of the internal and external data.
•
Testing the reasonableness of the economic scenario used in the forecast by evaluating management’s rationale for selecting certain macroeconomic variables and comparing conclusions with independent external market data.

Broadmark Realty Capital Inc.

Valuation of Collateral Dependent Loans

As described in Notes 2, 3 and 5 to the consolidated financial statements, for assets that are classified as collateral dependent where (1) the Company has begun foreclosure (2) bankruptcy is declared, (3) they have elected to pursue the appointment of a receiver, (4) loan to value (“LTV”) or combined LTV is greater than 100% or; (5) the Company intends to obtain ownership of the property, the Company records loan specific allowances based on the fair value of the collateral, less costs to sell, for expected credit losses under the CECL standard. Given the short-term nature of the loans, the Company evaluates the most recent external appraisal and, depending on the age of the appraisal, may order a new appraisal or, where available, will evaluate against existing comparable sales or other pertinent information to estimate the fair value of the collateral for such loans. The fair value estimate of certain collateral dependent loans required significant judgment, which may include assumptions regarding market capitalization rates, income projections, comparable sales, or other factors deemed relevant by the Company.

We identified the fair value estimate of certain collateral dependent loans as a critical audit matter because of the subjectivity, lack of observability, and judgment involved in the determination of the valuation method and certain significant assumptions. Auditing the fair value of certain collateral dependent loans required a high degree of auditor judgment and increased effort, including the need to involve internal valuation specialists.

Our audit procedures related to testing the valuation of certain collateral dependent loans included:

•
Testing the design and operating effectiveness of controls implemented by the Company in relation to the estimation of the fair value of the collateral dependent loans.
•
Utilizing our internal valuation specialists to test the valuation of certain collateral dependent loans, including the evaluation of the management’s methodologies and significant assumptions used in the Company’s fair value analysis.
•
Testing the underlying data used to develop the fair value to determine that the information used in the analysis was accurate and complete.
•
Utilizing market inputs or other data to either assess the reasonableness of management's estimation of value, or develop an independent expectation of value.
•
Considering whether events or transactions that occurred after the balance sheet date but before the completion of the audit affect the conclusions reached on the fair value measures and disclosures.

/s/ Moss Adams LLP

Everett, Washington

March 1, 2023

We have served as the Company’s auditor since 2019.

Broadmark Realty Capital Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	December 31, 2022	December 31, 2021
Assets
Cash and cash equivalents	$54,964	$132,889
Mortgage notes receivable, net	881,950	901,350
Interest and fees receivable, net	14,775	17,526
Investment in real property held for sale, net	24,516	52,531
Investment in real property held for use, net	63,382	15,536
Right-of-use assets	5,609	6,016
Goodwill	—	136,965
Other assets	6,311	8,342
Total assets	$1,051,507	$1,271,155

Liabilities and stockholders' equity
Senior unsecured notes, net	$97,789	$97,223
Dividends payable	4,654	9,291
Accounts payable and accrued liabilities	13,489	8,180
Lease liabilities	7,522	7,993
Total liabilities	123,454	122,687
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $0.001 par value, 100,000,000 shares authorized, no shares issued and outstanding at December 31, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized, 131,645,145 and 132,716,338 issued and outstanding at December 31, 2022 and December 31, 2021, respectively	131	132
Additional paid in capital	1,215,229	1,216,957
Accumulated deficit	(287,307)	(68,621)
Total stockholders' equity	928,053	1,148,468
Total liabilities and stockholders' equity	$1,051,507	$1,271,155

See accompanying notes to the consolidated financial statements

Broadmark Realty Capital Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Revenues:
Interest income	$83,410	$89,957	$93,869
Fee income	22,668	30,587	28,489
Total interest and fee income	106,078	120,544	122,358
Real property revenue from operations	2,799	—	—
Total revenues	108,877	120,544	122,358

Expenses:
Compensation and employee benefits	16,935	15,093	15,646
General and administrative	13,300	11,518	15,083
Real property operating expenses and depreciation	6,365	108	168
Interest expense	8,638	3,320	—
Total expenses	45,238	30,039	30,897

Impairment:
Provision for credit losses, net	38,266	6,179	6,722
Goodwill impairment	136,965	—	—
Total impairment	175,231	6,179	6,722

Other (expense) income:
Change in fair value of warrant liabilities	1,813	(1,838)	5,492
Gain on sale of real property	984	—	—
Impairment on real property	(7,596)	—	—
Total other (expense) income	(4,799)	(1,838)	5,492

(Loss) income before provision for income taxes	(116,391)	82,488	90,231
Income tax provision	—	—	—
Net (loss) income	$(116,391)	$82,488	$90,231
Earnings per common share:
Basic	$(0.88)	$0.62	$0.68
Diluted	$(0.88)	$0.62	$0.68
Weighted-average shares of common stock outstanding, basic and diluted:
Basic	132,841,196	132,579,289	132,209,495
Diluted	132,841,196	132,666,502	132,261,113

See accompanying notes to the consolidated financial statements

Broadmark Realty Capital Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Preferred		Common Stock		Additional
	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balances as of December 31, 2019	—	$—	132,015,635	$132	$1,209,120	$(24,780)	$1,184,472
Net income	—	—	—	—	—	90,231	90,231
Dividends	—	—	—	—	—	(103,174)	(103,174)
Adoption of ASU 2016-13	—	—	—	—	—	(1,975)	(1,975)
Issuance of shares for vested restricted stock units	—	—	516,723	—	—	—	—
Issuance of shares for exercised warrants	—	—	25	—	—	—	—
Stock-based compensation expense for restricted stock units	—	—	—	—	4,867	—	4,867
Balances as of December 31, 2020	—	$—	132,532,383	$132	$1,213,987	$(39,698)	$1,174,421
Net income	—	—	—	—	—	82,488	82,488
Dividends	—	—	—	—	—	(111,411)	(111,411)
Issuance of shares for vested restricted stock units	—	—	231,053	—	—	—	—
Shares withheld for tax liability	—	—	(47,098)	—	(485)	—	(485)
Stock-based compensation expense for restricted stock units	—	—	—	—	3,455	—	3,455
Balances as of December 31, 2021	—	—	132,716,338	132	1,216,957	(68,621)	1,148,468
Net loss	—	—	—	—	—	(116,391)	(116,391)
Dividends	—	—	—	—	—	(102,295)	(102,295)
Issuance of shares for vested restricted stock units	—	—	285,853	—	—	—	—
Issuance of shares for exercised warrants	—	—	112	—	—	—	—
Repurchase of common stock	—	—	(1,295,273)	(1)	(4,999)	—	(5,000)
Shares withheld for tax liability	—	—	(61,885)	—	(508)	—	(508)
Stock-based compensation expense for restricted stock units	—	—	—	—	3,779	—	3,779
Balances as of December 31, 2022	—	$—	131,645,145	$131	$1,215,229	$(287,307)	$928,053

See accompanying notes to the consolidated financial statements

Broadmark Realty Capital Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Cash flows from operating activities
Net (loss) income	$(116,391)	$82,488	$90,231
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Accretion of deferred origination and amendment fees	(21,608)	(27,741)	(23,114)
Depreciation and amortization	1,314	741	(558)
Goodwill impairment	136,965	—	—
Amortization of right of use assets	407	382	446
Amortization of debt issuance costs	572	78	—
Amortization of credit facility costs	1,510	1,255	—
Stock-based compensation expense for restricted stock units	3,779	3,455	4,867
Provision for credit losses, net	38,266	6,179	6,722
Gain on sale of real property	(984)	—	—
Impairment on real property	7,596	—	—
Change in fair value of warrant liabilities	(1,813)	1,838	(5,492)
Changes in operating assets and liabilities:
Interest and fees receivable, net	1,507	(3,169)	(10,249)
Other assets	16	385	(1,073)
Accounts payable and accrued liabilities	6,553	(1,397)	2,469
Lease liabilities	(471)	(364)	(446)
Net cash provided by operating activities	57,218	64,130	63,803
Cash flows from investing activities:
Fundings of mortgage notes receivable	(540,579)	(675,009)	(445,794)
Principal collections	500,486	569,104	458,309
Origination and amendment fees received on mortgage notes receivable	15,073	13,916	13,670
Purchases of property and equipment	(137)	(476)	—
Proceeds from sale of real property	8,365	4,319	6,356
Improvements in real property	(5,911)	(4,435)	(119)
Repurchase of participations in mortgage notes receivable	—	(43,498)	—
Net cash provided by (used in) investing activities	(22,703)	(136,079)	32,422

Broadmark Realty Capital Inc.

Consolidated Statements of Cash Flows Continued

(in thousands)

Cash flows from financing activities:
Dividends paid	(106,932)	(110,072)	(111,064)
Repurchase of common stock	(5,000)	—	—
Proceeds from issuance of senior unsecured notes	—	100,000	—
Payment of debt issue costs	—	(2,855)	—
Payment of costs to obtain financing	—	(5,125)	—
Proceeds from borrowings on credit facilities	45,000	50,000	—
Repayment of borrowings on credit facilities	(45,000)	(50,000)	—
Payment of taxes on shares withheld for tax liability	(508)	(485)	—
Net cash used in financing activities	(112,440)	(18,537)	(111,064)
Net decrease in cash and cash equivalents	(77,925)	(90,486)	(14,839)
Cash and cash equivalents, beginning of period	132,889	223,375	238,214
Cash and cash equivalents, end of period	$54,964	$132,889	$223,375
Supplemental disclosure of cash flow information:
Interest paid	$5,193	$—	$—
Supplemental disclosure of non-cash investing and financing activities:
Dividends payable	$4,654	$9,291	$7,952
Measurement period adjustment to goodwill and intangible assets	—	—	5,000
Mortgage notes receivable converted to investment in real property	54,230	54,349	8,873
Investments in real property converted to mortgage notes receivable	25,900	—	—
Interest and fee receivables converted to investments in real property	1,244	4,129	—
Operating lease right-of-use assets	—	6,360	—
Lease liabilities arising from obtaining right-of-use assets	—	8,319	—
Property and equipment purchased through tenant improvement allowance	—	1,959	—

See accompanying notes to the consolidated financial statements

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

The consolidated subsidiaries of Broadmark Realty include BRMK Lending, LLC, BRMK Management, Corp., and Broadmark Private REIT Management, LLC. BRMK Lending, LLC originates short-term loans generally secured by first deed of trust liens on residential and commercial real estate. BRMK Management, Corp. (the “Manager”) manages the underwriting, closing, servicing and disposition of mortgage notes, and performs all general and administrative duties for Broadmark Realty. Broadmark Private REIT Management, LLC (the “Private REIT Manager”) previously managed Broadmark Private REIT, LLC (the “Private REIT”), which was an unconsolidated affiliate of the Company that primarily participated in loans originated, underwritten and serviced by a subsidiary of Broadmark Realty. The Private REIT was liquidated during the quarter ended September 30, 2021. Refer to Note 14 for details about the liquidation of the Private REIT.

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

The Private REIT was determined to be a voting interest entity for which we, through our wholly-owned subsidiary who previously acted as manager with no significant equity investment, did not hold a controlling interest in and, therefore, did not consolidate. Furthermore, the Private REIT's participation in loans originated by us met the characteristics of a participating interest and the criterion for sale accounting in accordance with GAAP and therefore, the loans were derecognized from our consolidated financial statements. The Private REIT was liquidated in August 2021 and all participations in mortgage notes receivable held by the Private REIT were purchased for cash by the Company at the settlement value which approximated fair value.

Broadmark Realty Capital Inc.

Reclassifications

Certain amounts in our prior period consolidated financial statements have been reclassified to conform to the presentation of our current period consolidated financial statements. These reclassifications had no effect on our previously reported net income or stockholders’ equity.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts and disclosures at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. The most significant estimates relate to the expected credit losses on our loans, the fair value of financial instruments, goodwill impairment, exit prices for collateral dependent loans and the fair value of investments in real property. Accordingly, actual results could differ from those estimates.

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

Reportable Segments

We operate the business as one reportable segment. Our principal business activities are related to the origination underwriting and serving of loans secured by real estate as well the investment in real property held for sale and use.

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

Broadmark Realty Capital Inc.

We maintain our cash and cash equivalents with financial institutions, which are insured up to a maximum of $250,000 per account as of December 31, 2022 and 2021. The balances in these accounts may exceed the insured limits. There were no restrictions on cash as of December 31, 2022 or 2021.

Mortgage Notes Receivable

Mortgage notes receivable (referred to herein as “mortgage notes receivable”, “construction loans”, “loans”, or “notes”) are classified as held for investment, as we have the intent and ability to hold until maturity or payoff and are carried in the consolidated balance sheets at amortized cost, net of construction holdbacks, interest reserves, allowance for credit losses and deferred origination and amendment fees as described in Note 3.

Current Expected Credit Losses Allowance

We adopted the current expected credit loss (“CECL”) standard during the year ended December 31, 2020. The initial CECL allowance adjustment of $2.0 million was recorded effective January 1, 2020 as a cumulative-effect of change in accounting principle through a direct charge to accumulated deficit on our consolidated statements of stockholders’ equity; however, subsequent changes to the CECL allowance are recognized in our consolidated statements of operations.

We record an allowance for credit losses in accordance with the CECL standard on our loan portfolio, including unfunded construction holdbacks, on a collective basis by assets with similar risk characteristics. In addition, for assets that are classified as collateral dependent where (1) we have begun a foreclosure, (2) bankruptcy is declared, (3) we have elected to pursue the appointment of a receiver, (4) Loan-to-value (“LTV”) or current LTV is greater than 100% or (5) we intend to obtain ownership of the property, we continue to record loan specific allowances based on the fair value of the collateral for expected credit losses under the CECL standard. Given the short-term nature of our loans, we evaluate the most recent external appraisal and, depending on the age of the appraisal, may order a new appraisal or, where available, will evaluate against existing comparable sales or other pertinent information to estimate the fair value of the collateral for such loans.

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

In determining the CECL allowance, we considered various factors including (1) historical loss experience in our portfolio, (2) historical loss experience in the commercial real estate lending market, (3) loan specific losses for loans deemed collateral dependent based on excess amortized cost over the fair value of the underlying collateral (4) timing of expected pay offs including prepayments and extensions where reasonably expected and (5) our current and future view of the macroeconomic environment. We utilize a reasonable and supportable forecast period equal to the contractual term of the loan plus short-term extensions of one to three months that are reasonably expected for construction loans.

Management estimates the allowance for credit losses using relevant information, from internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts. The allowance for credit losses is maintained at a level sufficient to provide for expected credit losses over the life of the loan based on evaluating historical credit loss experience and making adjustments to historical loss information for differences in the specific risk characteristics in the current loan portfolio. The CECL allowance related to the principal outstanding is presented within mortgage notes receivable, net and for unfunded commitments is within accounts payable and accrued liabilities in our consolidated balance sheets.

Broadmark Realty Capital Inc.

We have made an accounting policy election to exclude accrued interest receivable, included in interest and fees receivable, net on our consolidated balance sheets, from the amortized cost basis of the related mortgage notes receivable in determining the CECL allowance, as any uncollectable accrued interest receivable is written off either when the collateral underlying the loan is sold or upon transfer to real estate owned. No interest income is recognized on mortgage notes receivable that are in contractual default unless the collectability of all principal is not in doubt and collection of accrued amounts is reasonably assured or paid in cash. In addition, if a loan is deemed collateral dependent or high risk, it is placed on non-accrual status with interest income recognized on a cash-basis where principal collection is not in doubt.

Deferred Income

Deferred income represents the amount of our origination, loan servicing and amendment fees that have been deferred and will be recognized in income over the contractual maturity of the underlying loan. Origination and loan servicing fees are included in the total commitment to the borrower and financed at the time of loan origination. Amendment fees are either included in the total commitment to the borrower and financed at the time of the loan amendment or are billed to the borrower when the loan is amended and not capitalized into the principal outstanding. Deferred origination, loan servicing and amendment fees capitalized into the principal outstanding are included within mortgage notes receivable, net on the consolidated balance sheets. Deferred amendment fees that are not included in the principal outstanding are presented within interest and fees receivable, net in the consolidated balance sheets.

Interest and Fees Receivable

Interest on performing loans is accrued and recognized as interest income at the contractual rate of interest, or at the contractual rate of monthly minimum interest, if applicable. Extension fees are charged when we agree to extend the maturity dates of loans. In addition, late fees are charged when borrower payments are contractually past due. We monitor each note’s outstanding interest and fee receivables and, based on historical performance, generally reserve against the balance after a receivable is greater than 60 days past due unless collectability of all amounts due is reasonably assured.

Real Property

To maximize recovery against a defaulted loan, we may assume legal title or physical possession of the underlying collateral through foreclosure or the execution of a deed in lieu of foreclosure. The properties are initially measured at fair value. If the fair value of the property is lower than the carrying value of the loan, the difference is recognized as current expected credit loss reserves. In the case that there is a loss in excess of the cumulative reserve on the loan, the additional loss is recognized as a realized principal loss which is included as part of our provision for credit losses, net on our consolidated statements of operations. If the collateral value exceeds the carrying value of the loan, we then record some or all the unpaid, accrued interest and fees to the carrying value of the property.

Real Property Held for Sale

Real property is classified as held for sale in the period when we (1) commit to a plan and have the authority to sell the asset in its current condition, (2) have initiated an active marketing plan to sell the asset at a price that is reflective of its current fair value and (3) the sale of the asset is both probable and expected to qualify for full sales recognition within a period of 12 months. Real property classified as held for sale is held at the lower of cost or fair value at the time of acquisition and is evaluated for subsequent decreases in fair value on a quarterly basis. Any subsequent decreases in value are recorded as impairment in real property in our consolidated statements of operations. Depreciation is not recorded on assets classified as held for sale and operating and holding expenditures are charged to expense when incurred.

Based on a change in circumstances, we may have a change to a plan of sale and decide not to sell real property previously classified as held for sale, in which case we would reclassify as held for use. Upon reclassification to held for use, the real property is measured at the lower of (1) its carrying amount before the asset was classified as held for sale, adjusted for any depreciation or amortization expense that would have been recognized had the assets continued to be classified as held for use, or (2) the fair value at the date of the subsequent decision not to sell.

Broadmark Realty Capital Inc.

Real Property Held for Use

Properties that are classified as held for use are carried at cost less accumulated depreciation. We evaluate our real property held for use for impairment at the time of acquisition and whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If an impairment indicator exists, we evaluate the undiscounted net cash flows that are expected to be generated by the property, including any estimated proceeds from the eventual disposition of the property. Based upon the analysis, if the carrying value of a property exceeds its undiscounted net cash flows, an impairment loss is recognized for the excess of the carrying value of the property over the estimated fair value of the property. In evaluating and/or measuring impairment, we consider, among other things, current and estimated future cash flows associated with each property, market information for each sub-market, including, where applicable, competition levels, foreclosure levels, leasing trends, occupancy trends, lease or room rates, and the market prices of similar properties recently sold or currently being offered for sale and other quantitative and qualitative factors. Another key consideration in this assessment is our assumption about the highest and best use of the real estate investments and our intent and ability to hold them for a reasonable period that would allow for the recovery of their carrying values.

Costs related to acquisition, development, construction and improvements are capitalized to the extent the investment in the real property held for use does not exceed the fair value less estimated costs to sell. Expenditures for repairs and maintenance are charged to expense when incurred.

Once construction is complete and the property is held available for occupancy, real property held for use is depreciated using the straight-line method over the estimated useful life of the property. Depreciation expense is no longer recorded once the real property is classified as held for sale.

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

We recognize lease expense for our operating lease on a straight-line basis over the lease term. Variable lease payments are generally recognized when incurred. These expenses are included in general and administrative expenses in the consolidated statements of operations.

Broadmark Realty Capital Inc.

Goodwill

Goodwill represents the excess of the cost of an acquired business over the fair value of the assets acquired at the date of acquisition and is not amortized. Goodwill is assessed for impairment annually in the fourth quarter or more frequently if events occur or circumstances change that indicate an impairment may exist. Our assessment begins with an evaluation of qualitative factors, including macroeconomic conditions, industry and market considerations, current and projected financial performance, changes in strategy and market capitalization to determine whether it is more likely than not that the fair value of our single reporting unit exceeds the carrying value. A high degree of judgment is required in evaluating the qualitative factors. If we conclude that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, a quantitative test is then performed. The quantitative test consists of comparing the estimated fair value of the reporting unit to its carrying amount, including goodwill, using income or market approaches. If the estimated fair value of the reporting unit is less than the carrying value including goodwill, an impairment write-down of goodwill would be required for the excess of carrying value over the estimated fair value. When market comparables or observable market values are not meaningful or not available, we estimate the fair value of a reporting unit using only the income approach. Estimating the fair value of our reporting unit requires the use of inputs and assumptions for which there is inherent uncertainty.

Other Assets

Other assets primarily consist of deferred financing costs related to our revolving credit facility, fixed assets, prepaid insurance and other operating receivables.

Fixed Assets

Fixed assets, which are included in other assets in the accompanying consolidated balance sheets are stated at cost, less accumulated depreciation. Repairs and maintenance to these assets are charged to expense as incurred; major improvements enhancing the function and/or useful life are capitalized. When items are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gains or losses arising from such transactions are recognized. Depreciation and amortization are recorded on the straight-line basis over the estimated useful life of the assets. For computer equipment, office equipment, furniture and fixtures the useful lives range from three to seven years. For leasehold improvements, we amortize over the shorter of expected useful life or lease term.

Deferred Financing Costs

Deferred financing costs that are included in other assets represent direct costs associated with the execution of the revolving credit facility. Such costs are included in other assets because the revolving credit facility has no principal outstanding as of December 31, 2022 and there is no recognized debt liability. These costs are amortized on the straight-line basis over the initial term of our revolving credit facility.

Intangible Assets

We record intangible assets at fair value at the acquisition date and amortize their value into expense over the expected useful life. All of our intangible assets relate to the value of customer relationships. As of December 31, 2022, our intangible assets have been fully amortized.

Senior Unsecured Notes

Senior unsecured notes are recorded at the face amount of the notes net of unamortized issuance costs.

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

Broadmark Realty Capital Inc.

INCOME RECOGNITION

Interest Income

Interest income on mortgage notes receivable is accrued based on contractual rates applied to the principal balance, unless there is a minimum interest provision in the mortgage note. Certain construction loans provide for minimum interest provisions, to which the contractual rate applies, which are typically between 50% and 70% of the face amount of the note until the actual outstanding principal exceeds the minimum threshold. Our loans originated since the second quarter of 2021 typically do not provide for minimum interest provisions.

Mortgage notes receivable can be placed in contractual default status for any of the following reasons: (1) interest receivable is 60 days past due, (2) the loan was not repaid at the maturity date (3) there is a breach of terms in the loan documents or (4) the value of the collateral is less than the loan amount.

The accrual of interest income is suspended when a loan is in contractual default unless the interest is paid in cash or collectability of all amounts due is reasonably assured. In addition, we may place a loan on non-accrual status when the loan is either deemed collateral dependent or high risk. The following criteria are used to determine if a loan is deemed high risk: (1) total outstanding interest and fee receivables are greater than 15% of the total commitment and outstanding face rate interest receivable if 60 days past due, (2) there is a significant decline in the value of the collateral due to entitlement, engineering or project changes, (3) introduction of significant uncertainty due to the project or collateral type, (4) significant decline in value of collateral due to market conditions, (5) significant damage or loss to the collateral, (6) adverse claim against the property or borrower and (7) unfunded construction cost overruns. Interest previously accrued may be reversed at that time, and such reversal is offset against interest income. The accrual of interest income resumes only when the loans are no longer deemed collateral dependent or high risk, with collectability being reasonably assured.

Fee Income

We charge loan origination and loan servicing fees in conjunction with origination. Amendment fees are charged when loan terms are modified, such as increases in interest reserves and construction holdbacks in line with our underwriting criteria or upon modification of a loan for the transition from horizontal development to vertical construction. We defer and amortize loan origination, loan servicing and amendment fees over the contractual terms of the loans. Extension fees are charged when we agree to extend the maturity dates of loans and we charge fees on past due receivables. Extension and late fees are recognized when billed to the borrower.

We charge inspection fees, which we use to hire independent inspectors to report on the status of construction projects. These fees are earned and recognized upon each construction draw request.

EXPENSE RECOGNITION

Interest Expense

Interest expense on debt obligations is accrued based on the note rate applied to the face amount of the debt outstanding. Amortization of debt issuance costs and deferred financing costs over the initial term of the debt instruments is reported as interest expense in the consolidated statements of operations.

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

Earnings per Share (“EPS”)

Basic EPS is calculated by dividing the net (loss) income attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted EPS is calculated by dividing the net (loss) income attributable to common stockholders by the weighted average number of shares of common stock outstanding determined for the basic EPS computation plus the effect of any dilutive securities. We include unvested shares of restricted stock in the computation of diluted EPS by using the treasury stock method. We include unvested performance units as contingently issuable shares in the computation of diluted EPS once the market criteria are met, assuming that the end of the reporting period is the end of the contingency period. Any anti-dilutive securities are excluded from the diluted EPS calculation.

Recently Issued Accounting Pronouncements Not Yet Adopted

In March 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which eliminates the accounting guidance for troubled debt restructurings (“TDR”) for creditors that have adopted the CECL standard and requires enhanced disclosures for loan modifications made to borrowers experiencing financial difficulty in the form of interest rate reductions, principal forgiveness, other-than-insignificant payment delays, or term extensions. In addition, the new guidance requires presentation in the vintage disclosures of current-period gross write-offs by year of origination. The guidance is effective for the Company in the first quarter of 2023. Entities are able to early adopt the guidance and have the ability to early adopt the TDR enhancements separately from the vintage disclosures. We have not yet adopted this ASU. While the guidance will result in expanded disclosures, we do not believe the adoption of this guidance will have a material impact on our financial position, results of operation or cash flows.

Broadmark Realty Capital Inc.

Note 3 - Mortgage Notes Receivable

The stated principal amount of mortgage notes receivable in our portfolio represents our interest in loans generally secured by first deeds of trust, security agreements or legal title to real estate located in the United States. Our lending standards typically require that all mortgage notes receivable be secured by a first deed of trust lien on real estate and that the maximum LTV be no greater than 65%. The LTV is calculated on an “as-complete” appraised value of the underlying collateral as determined by an independent appraiser at the time of the loan origination. The lending standards also typically limit the initial outstanding principal balance of the loan to a maximum LTV of up to 65% of the “as-is” appraised value of the underlying collateral, as determined by an independent appraiser at the time of the loan origination. Unless otherwise indicated, LTV is measured by the total commitment amount of the loan at origination divided by the “as-complete” appraisal. LTVs do not reflect interim loan activity such as construction draws or interest payments capitalized to loans, or partial repayments of the loan. The maximum amount of a single loan may not exceed 10% of our total assets and the maximum amount to a single borrower may not exceed 15% of our total assets. We consider the maximum LTV as an indicator for the credit quality of a mortgage note receivable.

Mortgage notes receivable are considered to be short-term financings. As of December 31, 2022, the weighted average term outstanding of our active loans was 22 months, which we often elect to extend for several months, based on our evaluation of the expected timeline for completion of construction. All loans require monthly interest only payments, with our weighted average interest rate on our portfolio being 10.2% as of December 31, 2022. Most loans are structured with an interest reserve holdback that covers the interest payments for the initial term of the loan. Once the interest reserve is depleted, borrowers are expected to pay their monthly interest payment within 10 days of month-end.

Mortgage notes receivable are presented net of construction holdbacks, interest reserves, allowance for credit losses and deferred origination and amendment fee income in the consolidated balance sheets. The construction holdback represents amounts withheld from the funding of construction loans until we deem construction to be sufficiently completed. The interest reserve represents amounts withheld from the funding of certain mortgage notes receivable for the purpose of satisfying monthly interest payments over all or part of the term of the related note. Accrued interest is paid out of the interest reserve and recognized as interest income at the end of each month. The deferred origination, loan servicing and amendment fee income represents amounts that will be recognized over the contractual life of the underlying mortgage notes receivable.

The following table reconciles outstanding mortgage loan commitments to the outstanding balance of mortgage notes receivable as of December 31, 2022 and 2021:

(dollars in thousands)	December 31, 2022	December 31, 2021
Total loan commitments	$1,417,325	$1,489,055
Less:
Construction holdbacks(1)	452,690	524,462
Interest reserves	33,633	39,880
Total principal outstanding for our mortgage notes receivable	931,002	924,713
Less:
Allowance for credit losses(2)	41,492	10,394
Deferred origination and amendment fees	7,560	12,969
Mortgage notes receivable, net	$881,950	$901,350

(1)
As of December 31, 2022 and 2021 this amount includes $22.8 and $17.3 million, respectively, of construction holdbacks for defaulted loans that we are no longer required to pay. These amounts are included in the loan commitment totals.
(2)
As of December 31, 2022 and 2021, $1.5 and $0.9 million, respectively, of the CECL allowance is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable and accrued liabilities in our consolidated balance sheet.

When a loan is deemed collateral dependent or high risk, it is placed on non-accrual status with interest income recognized on a cash-basis where principal collection is not in doubt. As of December 31, 2022 and 2021, the principal outstanding on loans in contractual default status placed on non-accrual status was $217.2 and $101.9 million, respectively.

As of December 31, 2022 and 2021, the principal outstanding on loans in contractual default was $250.4 and $174.0 million, respectively.

Broadmark Realty Capital Inc.

The following tables show the carrying value of loans in contractual default status by collateral type and the LTV of the loans in contractual default at the dates indicated:

	December 31, 2022
(dollars in thousands)	Number of Loans	Carrying Value	% of Portfolio
Collateral Type
Residential lots	8	$71,306	28.5%
Condos	3	42,237	16.9
Hotel	2	28,919	11.5
Entitled Land	2	22,447	9.0
Townhomes	5	21,175	8.5
Single Family Housing	11	20,335	8.1
Mixed Use	4	14,795	5.9
Unentitled Land	1	10,496	4.2
Apartments	2	6,947	2.8
Offices	1	6,288	2.5
Retail	1	5,443	2.2
Total	40	$250,388	100.0%

	December 31, 2022
(dollars in thousands)	Carrying Value	% of Portfolio
LTV(1)
0 - 40%	$3,969	1.6%
41 - 60%	91,201	36.4
61 - 80%	139,537	55.7
Above 80%	15,681	6.3
Total	$250,388	100.0%

(1)
Represents current LTV as of origination or latest amendment. At December 31, 2022, the weighted average LTV for loans in contractual default using the latest appraisal was 124.8%. The weighted average LTV of our loans in contractual default net of our allowance for credit losses was approximately 84.9%.

	December 31, 2021
(dollars in thousands)	Number of Loans	Carrying Value	% of Portfolio
Collateral Type
Condos	4	$47,741	27.4%
Senior Housing	1	25,337	14.6
Residential lots	3	19,541	11.2
Townhomes	6	18,870	10.8
Entitled Land	1	17,335	10.0
Mixed Use	4	15,858	9.1
Hotel	1	14,583	8.4
Unentitled Land	2	5,403	3.1
Apartments	2	5,341	3.1
Single Family Housing	7	3,973	2.3
Total	31	$173,984	100.0%

	December 31, 2021
(dollars in thousands)	Carrying Value	% of Portfolio
LTV (1)
0 - 40%	$22,737	13.1%
41 - 60%	26,902	15.5
61 - 80%	110,548	63.5
Above 80%	13,797	7.9
Total	$173,984	100.0%

(1)
Represents LTV as of origination or latest amendment.

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

Broadmark Realty Capital Inc.

The following tables summarize the activity in the CECL allowance during the years ended December 31, 2022 and 2021:

	CECL Allowance
(dollars in thousands)	Funded	Unfunded(2)	Total
CECL allowance as of December 31, 2020	$10,590	$—	$10,590
Provision for credit losses, net	5,275	904	6,179
Charge-offs(1)	(5,471)	—	(5,471)
CECL allowance as of December 31, 2021	10,394	904	11,298
Provision for credit losses, net	37,696	570	38,266
Charge-offs(1)	(6,598)	—	(6,598)
CECL allowance as of December 31, 2022	$41,492	$1,474	$42,966

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

As of December 31, 2022, the funded and unfunded CECL allowance aggregated $43.0 million, which represents an increase of $38.3 million for the year ended December 31, 2022. This increased allowance reflects increased loan specific allowances for certain high risk and collateral dependent loans where the fair value of the underlying collateral was less than the amortized cost of the loan, as well as increased uncertainty in the macroeconomic outlook, including weakening credit indicators, inflationary pressures, rising interest rates and market volatility.

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
The following tables allocate the carrying value of our loan portfolio based on our internal credit quality indicators in assessing estimated credit losses and vintage of origination at the dates indicated:

	December 31, 2022		Year Originated(1)
(dollars in thousands)	Carrying Value	% of Portfolio	2022	2021	2020	2019	Prior
Construction Type
Vertical Construction	$552,468	59.8%	$352,355	$128,130	$33,895	$1,928	$36,160
Horizontal Development	221,078	24.1	144,082	68,201	8,795	—	—
Investment	46,536	5.0	46,536	—	—	—	—
Rehabilitation	39,422	4.3	12,936	15,009	11,477	—	—
Land Entitlement	26,132	2.8	4,146	21,986	—	—	—
Bridge	22,611	2.4	19,450	937	—	2,224	—
Acquisition	15,195	1.6	13,454	1,741	—	—	—
Total	923,442	100.0%	$592,959	$236,004	$54,167	$4,152	$36,160
CECL allowance(2)	(41,492)
Carrying value, net	$881,950

(1)
Represents the year of either origination or amendment where the loan incurred a full re-underwriting in connection with the amendment.
(2)
Includes $35.0 million in loan specific allowances for loans deemed collateral dependent based on the excess amortized cost over the fair value of the underlying collateral. In addition, $1.5 million of the CECL allowance is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable and accrued liabilities in our consolidated balance sheet.

Broadmark Realty Capital Inc.

	December 31, 2022		Year Originated(1)
(dollars in thousands)	Carrying Value	% of Portfolio	2022	2021	2020	2019	Prior
Collateral Type
Apartments	$191,708	20.8%	$134,816	$49,944	$5,020	$1,928	$—
Single Family Housing	133,702	14.5	124,218	9,245	239	—	—
Townhomes	106,888	11.6	81,393	24,701	794	—	—
Residential Lots	104,100	11.3	56,675	38,630	8,795	—	—
Entitled Land	76,251	8.3	54,265	21,986	—	—	—
Condos	71,975	7.8	29,738	2,515	3,562	—	36,160
Commercial	58,515	6.3	13,838	44,677	—	—	—
Mixed Use	50,127	5.4	6,209	30,217	11,477	2,224	—
Hotel	30,221	3.3	14,116	—	16,105	—	—
Offices	18,467	2.0	12,179	—	6,288	—	—
Unentitled Land	17,262	1.9	16,325	937	—	—	—
Senior Housing	16,595	1.8	16,595	—	—	—	—
Duplex	13,639	1.5	13,639	—	—	—	—
Commercial Other	11,411	1.2	—	11,411	—	—	—
Retail	9,071	1.0	5,443	1,741	1,887	—	—
Quadplex	8,932	1.0	8,932	—	—	—	—
Commercial Lots	4,018	0.4	4,018	—	—	—	—
Triplex	560	0.1	560	—	—	—	—
Total	923,442	100.0%	$592,959	$236,004	$54,167	$4,152	$36,160
CECL allowance(2)	(41,492)
Carrying value, net	$881,950

(1)
Represents the year of either origination or amendment where the loan incurred a full re-underwriting in connection with the amendment.
(2)
Includes $35.0 million in loan specific allowances for loans deemed collateral dependent based on the excess amortized cost over the fair value of the underlying collateral. In addition, $1.5 million of the CECL allowance is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable and accrued liabilities in our consolidated balance sheet.

	December 31, 2022		Year Originated(1)
(dollars in thousands)	Carrying Value	% of Portfolio	2022	2021	2020	2019	Prior
LTV (2)
0 - 40%	$26,053	2.8%	$22,544	$3,509	$—	$—	$—
41 - 45%	29,025	3.1	7,039	21,986	—	—	—
46 - 50%	42,267	4.6	22,524	13,455	6,288	—	—
51 - 55%	144,649	15.7	76,978	58,876	8,795	—	—
56 - 60%	107,098	11.6	98,691	8,407	—	—	—
61 - 65%	456,743	49.5	284,722	112,569	21,364	1,928	36,160
66 - 70%	93,104	10.1	71,638	16,561	2,681	2,224	—
71 - 75%	4,280	0.5	4,280	—	—	—	—
76- 80%	2,540	0.3	2,540	—	—	—	—
Above 80%	17,683	1.9	2,003	641	15,039	—	—
Total	923,442	100.0%	$592,959	$236,004	$54,167	$4,152	$36,160
CECL allowance(3)	(41,492)
Carrying value, net	$881,950

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
(3)
Includes $35.0 million in loan specific allowances for loans deemed collateral dependent based on the excess amortized cost over the fair value of the underlying collateral. In addition, $1.5 million of the CECL allowance is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable and accrued liabilities in our consolidated balance sheet.

Broadmark Realty Capital Inc.

	December 31, 2021		Year Originated(1)
(dollars in thousands)	Carrying Value	% of Portfolio	2021	2020	2019	2018	2017	Prior
Construction Type
Vertical Construction	$478,475	52.5%	$234,861	$191,896	$1,177	$2,491	$47,789	$261
Horizontal Development	196,543	21.5	169,041	27,502	—	—	—	—
Acquisition	96,937	10.6	96,937	—	—	—	—	—
Investment	65,703	7.2	42,509	2,101	—	3,608	17,485	—
Rehabilitation	27,023	3.0	11,320	15,703	—	—	—	—
Land Entitlement	24,529	2.7	24,529	—	—	—	—	—
Bridge	22,534	2.5	18,072	2,537	1,925	—	—	—
Total	911,744	100.0%	$597,269	$239,739	$3,102	$6,099	$65,274	$261
CECL allowance(2)	(10,394)
Carrying value, net	$901,350

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

	December 31, 2021		Year Originated(1)
(dollars in thousands)	Carrying Value	% of Portfolio	2021	2020	2019	2018	2017	Prior
Collateral Type
Residential Lots	$111,644	12.2%	$85,219	$26,425	$—	$—	$—	$—
Apartments	107,765	11.8	38,232	68,356	1,177	—	—	—
Townhomes	93,300	10.2	51,240	28,979	—	1,017	11,803	261
Mixed Use	85,929	9.5	53,530	30,474	1,925	—	—	—
Single Family Housing	87,902	9.6	84,703	3,049	—	—	150	—
Condos	64,492	7.1	8,805	18,227	—	1,474	35,986	—
Commercial	61,592	6.8	61,592	—	—	—	—	—
Senior Housing	61,236	6.7	35,899	25,337	—	—	—	—
Storage	56,481	6.2	56,481	—	—	—	—	—
Unentitled Land	46,019	5.0	42,411	—	—	3,608	—	—
Entitled Land	45,098	4.9	27,763	—	—	—	17,335	—
Hotel	31,665	3.5	4,886	26,779	—	—	—	—
Offices	15,348	1.7	8,280	7,068	—	—	—	—
Commercial Lots	10,227	1.1	6,670	3,557	—	—	—	—
Quadplex	9,769	1.1	9,769	—	—	—	—	—
Commercial Other	9,080	1.0	9,080	—	—	—	—	—
Retail	7,873	0.9	6,385	1,488	—	—	—	—
Duplex	6,324	0.7	6,324	—	—	—	—	—
Total	911,744	100.0%	$597,269	$239,739	$3,102	$6,099	$65,274	$261
CECL allowance(2)	(10,394)
Carrying value, net	$901,350

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

Broadmark Realty Capital Inc.

	December 31, 2021		Year Originated(1)
(dollars in thousands)	Carrying Value	% of Portfolio	2021	2020	2019	2018	2017	Prior
LTV (2)
0 - 40%	$53,907	5.9%	$32,634	$—	$—	$3,608	$17,665	$—
41 - 45%	48,431	5.3	44,380	4,051	—	—	—	—
46 - 50%	63,690	7.0	41,356	21,317	—	1,017	—	—
51 - 55%	92,238	10.1	74,978	17,260	—	—	—	—
56 - 60%	79,039	8.7	27,115	40,190	—	—	11,473	261
61 - 65%	559,997	61.4	372,645	146,640	3,102	1,474	36,136	—
66 - 70%	645	0.1	645	—	—	—	—	—
71 - 80%	—	0.0	—	—	—	—	—	—
Above 80%	13,797	1.5	3,516	10,281	—	—	—	—
Total	911,744	100.0%	$597,269	$239,739	$3,102	$6,099	$65,274	$261
CECL allowance(3)	(10,394)
Carrying value, net	$901,350

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
The following tables allocate the carrying value of collateral dependent loans in our loan portfolio to the collateral type at the dates indicated:

	December 31, 2022
(dollars in thousands)	Carrying Value	CECL Allowance(1)	Carrying Value, net
Collateral Type
Residential Lots	$70,664	$(11,519)	$59,145
Condos	42,237	(5,892)	36,345
Land	21,986	(108)	21,878
Townhomes	18,296	(1,706)	16,590
Single Family Housing	16,993	(950)	16,043
Hotel	16,106	(9,151)	6,955
Apartments	6,947	(978)	5,969
Offices	6,288	(5,042)	1,246
Mixed Use	3,318	(1,320)	1,998
Total	$202,835	$(36,666)	$166,169

	December 31, 2021
(dollars in thousands)	Carrying Value	CECL Allowance(1)	Carrying Value, net
Collateral Type
Senior Housing	$25,337	$(1,103)	$24,234
Entitled Land	17,335	(42)	17,293
Single Family Housing	1,730	(15)	1,715
Condos	1,109	(673)	436
Townhomes	261	(1)	260
Total	$45,772	$(1,834)	$43,938

Broadmark Realty Capital Inc.

Note 4 – Investment in Real Property

As of December 31, 2022 and 2021, we owned 11 and nine properties or projects, with aggregate carrying value of $87.9 and $68.1 million, respectively.

The following tables provide information about the carrying value of our owned real property at the dates indicated:

(dollars in thousands)	December 31, 2022	December 31, 2021
Collateral Type
Senior Housing	$49,917	$—
Offices	15,414	19,388
Single Family Housing	8,538	4,134
Townhomes	6,712	9,281
Apartments	5,024	—
Residential Lots	2,293	3,012
Condos	—	28,441
Retail	—	3,811
Total	$87,898	$68,067

	December 31, 2022		December 31, 2021
(dollars in thousands)	Number of Properties	Carrying Value	Number of Properties	Carrying Value
Collateral Type
Held for sale	7	$24,516	5	$52,531
Held for use	4	63,382	4	15,536
Total	11	$87,898	9	$68,067

For the years ended December 31, 2022, 2021 and 2020, we recorded the operating revenue, expenses, fixed asset depreciation and impairment in our consolidated statement of operations as shown below for investment in real property, held for sale and held for use, respectively:

	Held for Sale
(dollars in thousands)	December 31, 2022	December 31, 2021	December 31, 2020
Revenue from operations	$276	$—	$—
Gain on sale	984
Less:
Operating expenses	1,990	101	168
Depreciation(1)	125	—	—
Impairment	6,111	—	—
Net loss from investment in real property, held for sale	$(6,966)	$(101)	$(168)

(1)
Depreciation incurred for a real property before it was reclassified to held for sale.

	Held for Use
(dollars in thousands)	December 31, 2022	December 31, 2021	December 31, 2020
Revenue from operations	$2,523	$—	$—
Less:
Operating expenses	3,697	7	—
Depreciation	553	—	—
Impairment	1,485	—	—
Net loss from investment in real property, held for use	$(3,212)	$(7)	$—

In April 2022, the Company executed an agreement with an unrelated party to sell a real property with a carrying value of $28.4 million for a sales price of $29.0 million. As part of the sale, the Company received a promissory note from the purchaser in the principal amount of $25.9 million. The note was amended to extend the financing term, resulting in an extension of the maturity date to December 31, 2022 after receiving partial payments on July 1, 2022 and August 31, 2022. In December 2022, the Company amended the loan to extend the maturity date to April 1, 2023, whereby we agreed to an additional advance of $0.4 million. This seller-financed sale of real property was evaluated for derecognition of the transferred assets and income recognition based on whether a sales contract existed and effective control was transferred to the purchaser and it was determined that the transaction met all of the criterion to be recognized as a sale.

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

The following tables present estimated fair values of our financial instruments, as of the date indicated, whether or not recognized or recorded in the consolidated balance sheets at the periods indicated:

	December 31, 2022		Fair Value Measurements Using
(dollars in thousands)	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$54,964	$54,964	$54,964	$—	$—
Mortgage notes receivable, net	881,950	865,304	—	—	865,304
Interest and fees receivable, net	14,775	14,775	—	14,775	—
Financial Liabilities
Senior unsecured notes, net	97,789	99,990	99,990	—	—
Private placement warrant liability	25	25	—	25	—

	December 31, 2021		Fair Value Measurements Using
(dollars in thousands)	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$132,889	$132,889	$132,889	$—	$—
Mortgage notes receivable, net	901,350	901,350	—	—	901,350
Interest and fees receivable, net	17,526	17,526	—	17,526	—
Financial Liabilities
Senior unsecured notes, net	97,223	100,000	100,000	—	—
Private placement warrant liability	1,838	1,838	—	1,838	—

Broadmark Realty Capital Inc.

The following table sets forth assets measured and reported at fair value on a nonrecurring basis as of December 31, 2022 and 2021. All of these values are categorized as Level 3. The table also contains information about valuation methodologies and inputs for:

	Carrying Value		Fair Value
(dollars in thousands)	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021	Valuation Technique	Unobservable Inputs	Range of Inputs
Investment in real property held for sale(1)	$14,628	$—	$15,075	$—	Collateral valuations	Discount to appraised value based on comparable market prices, broker opinion of value, discounted cash flows or capitalization rate applied to estimate net operating income	0 - 10%
Investment in real property held for use (1)	$25,167	$—	$33,379	$—	Collateral valuations	Discount to appraised value based on comparable market prices, broker opinion of value, discounted cash flows or capitalization rate applied to estimate net operating income	0 - 10%
Collateral dependent loans, net of allowance for credit losses(1)	81,470	436	87,622	835	Collateral valuations	Discount to appraised value based on comparable market prices or broker opinion of value, discounted cash flows or capitalization rate applied to estimate net operating income	0 - 10%
Total	$121,265	$436	$136,076	$835

(1)
Previously reported amounts included all real properties and collateral dependent loans regardless of whether an adjustment was required to mark to fair value in the reporting period. The current disclosure represents only those loans and properties for which an adjustment was required to report at fair value on a nonrecurring basis during the reporting periods.

Fair Value on a Recurring Basis

The private placement warrants are carried at fair value. Initially, the fair value of the private placement warrants was classified as Level 3 within the fair value hierarchy as it was valued using a lattice model, which primarily incorporates observable inputs such as our common stock price, exercise price, term of the warrant, dividend yield and the risk-free rate; however, it also incorporates an assumption for equity volatility. For the unobservable volatility input, we solved for the volatility of the public warrants using the lattice model that captures the redemption right and analyzed the calculated equity volatility based on the volatility of the common stock of comparable public companies. This valuation methodology resulted in the same value per share for both the public warrants and private placement warrants, indicating the redemption right, a feature excluded from private placement warrants, did not change the valuation; and therefore, the quoted price per share of the public warrants was used to value the private placement warrants on a recurring basis beginning September 30, 2021. As we utilized observable inputs in the valuation, specifically a quoted price for a similar item in an active market, we re-classified the private placement warrant liability from a Level 3 to a Level 2 within the fair value hierarchy as of September 30, 2021. The fair value of the 5.2 million private placement warrants, estimated using the quoted share price of the public warrants, was approximately $0.001 and $0.09 per warrant or $0.005 and $0.35 per share to arrive at $0.02 and $1.8 million, respectively, as of December 31, 2022 and 2021. Refer to Note 9 for additional details on the private placement warrants.

Broadmark Realty Capital Inc.

Fair Value on a Nonrecurring Basis

For our investments in real property held for sale, we compare the cost basis to the fair value of real properties at each reporting period, based upon the most recent independent third-party appraisals of value discounted based upon our experience with actual liquidation values. These discounts to the appraisals generally range from 0% to 10% and are considered unobservable inputs in Level 3 within the fair value hierarchy. Any decline in the fair value of real property held for sale will be recorded in a valuation account to offset the cost basis and carry at fair value on a non-recurring basis. Similarly, whenever changes in circumstances indicate that the carrying amounts may not be recoverable for our investments in real property held for use, we evaluate the undiscounted net cash flows that are expected to be generated from the property, including any estimated proceeds from the eventual disposition of the property. If the carrying value of a property held for use exceeds its undiscounted net cash flows, an impairment loss is recognized for the excess of the carrying value of the property over the estimated fair value of the property and will be recorded in a valuation account on a non-recurring basis.

The fair value of collateral dependent loans is based upon the most recent independent third-party appraisal of value, discounted between 0% to 10% based upon our experience with actual liquidation values. For certain collateral dependent loans, where a recent appraisal is either unavailable or not most representative of fair value, the fair value is based on a broker opinion of value including a capitalized income analysis and replacement cost analysis considering historical operating results, market rents, vacancy rates, capitalization rates, land cost comparisons, market trends and economic conditions. The assessment of fair value of real property is subject to uncertainty and, in certain cases, sensitive to the selection of comparable properties. As the result of using unobservable inputs in the valuation, we classify collateral dependent as Level 3 within the fair value hierarchy.

Impairment indicators may subject goodwill to nonrecurring fair value measurements when certain triggering events occur. In the fourth quarter of 2022, the Company recorded impairment charges for goodwill. The implied fair value of our goodwill was estimated using both the discounted cash flow and market multiple approaches, which are Level 3 valuation techniques. Refer to Note 6 for additional details on significant inputs used in our analysis.

Fair Value Disclosure Only

For our financial instruments, including cash equivalents, which are classified under Level 1 within the fair value hierarchy as well as interest and fees receivable, accounts payable and accrued liabilities which are classified under Level 2 within the fair value hierarchy, the carrying amounts approximate fair value due to their short-term maturities.

Our mortgage notes receivable are evaluated for expected credit losses and are presented net of an allowance for credit losses. We determined the fair value of our mortgage notes receivable based on a discounted cash flow methodology, taking into consideration various factors including discount rates, interest rate spreads and third-party appraisals for estimating as-complete appraised values. The interest rate spreads range from 0.01% to 0.14%, with a weighted average spread of 0.04%. As we utilize unobservable inputs, we classify mortgage notes receivable as Level 3 within the fair value hierarchy.

Our senior unsecured notes were purchased at par by investors in a private placement, but trade in the secondary market. Fair value is estimated using current market quotes received from active markets and we classify as Level 1 within the fair value hierarchy.

Note 6 – Goodwill and Intangible Assets

All of our goodwill and intangibles relate to the business combination (“Business Combination”), via a special purpose acquisition company that closed on November 14, 2019. In the first quarter of 2020, based on additional information obtained about facts and circumstances that existed as of November 14, 2019, we recorded a measurement period adjustment to reduce the fair value of intangible assets in the form of customer relationships from $6.0 to $1.0 million. This adjustment increased the preliminary amount of goodwill previously recorded by $5.0 million resulting in $137.0 million of goodwill as of September 30, 2020. As a result of this adjustment to preliminary values, $0.9 million of amortization of intangible assets recorded in 2019 was reversed in the first quarter of 2020.

Goodwill

We test our reporting unit for goodwill impairment annually in the fourth quarter, or upon a triggering event. Our qualitative analysis performed in the fourth quarter of 2022 considered continued interest rate hikes by the Federal Reserve to curb rising inflation and resulting market volatility, a significant slowdown in real estate transactions and less capital available in the marketplace to

Broadmark Realty Capital Inc.

finance real estate projects and further decreases in our stock price. We concluded that it was more likely than not that the fair value of our reporting unit was less than its carrying amount as of December 31, 2022 and, therefore, a quantitative analysis was necessary. The quantitative analysis was based on income and market multiples approaches. Under the income approach, the fair value of a reporting unit was estimated based on the present value of estimated future cash flows covering discrete forecast periods as well as terminal value determinations. We prepared cash flow projections based on management's estimates of long-term growth rates, pre-tax return on earnings, earning asset growth and return on tangible equity, taking into consideration industry and market conditions. The discount rate was based on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the reporting unit's ability to execute on the projected cash flows. Under the market approach, fair value was estimated based on market multiples of revenue and earnings derived from comparable publicly traded companies with similar operating and investment characteristics as the reporting unit, as well as observable market values of our reporting unit based on any third-party attributions of value to such unit in the context of potential transactions with us. We weighted the fair value derived from the market approach commensurate with the level of comparability of these publicly traded companies to the reporting unit.

Our 2022 annual goodwill impairment analysis resulted in impairment charges for goodwill related to the Broadmark lending business which is our only reporting unit. The decline in fair value of the reporting unit below its carrying value resulted in changes from expected future cash flows as compared to prior year projections which is more broadly a result of macroeconomic factors and other operational challenges as well as an increase in cost of capital. As a result, we recorded a goodwill impairment charge of $137.0 million in the fourth quarter of 2022.

The reporting unit has no remaining goodwill as of December 31, 2022 and an excess of fair value over carrying value of net assets of 0% as of the annual test date. The business is facing challenges reflected in the results for the year ended December 31, 2022. In the later part of the third quarter of 2022 and continuing into the fourth quarter of 2022, market interest rates rose markedly and rapidly primarily as a result of the Federal Reserve's actions to curb rapidly rising inflation. This led to a significant slowdown in real estate transactions and less capital available in the marketplace to finance real estate projects. During the fourth quarter, rising interest rates and macroeconomic uncertainties in the capital markets lead to a significant decrease in real estate sales in the marketplace and in the availability of capital from traditional lenders for longer-term financing of completed construction and development projects, which negatively affected our borrowers' ability to sell or refinance our collateral and repay our loans. As a result, this led us to have a higher percentage of defaults go into non-accrual, additional properties foreclose or start the foreclosure process and the decision to slow origination pace to preserve liquidity.

The following table sets forth the changes in the carrying amount of goodwill:

(dollars in thousands)	Goodwill
Goodwill as of December 31, 2020	$136,965
Goodwill as of December 31, 2021	136,965
Less:
Impairment	136,965
Goodwill as of December 31, 2022	$—

Intangible Assets

The following table summarizes the balances of intangible assets as of December 31, 2022 and 2021:

(dollars in thousands)	December 31, 2022	December 31, 2021
Asset Type
Customer relationships	$1,000	$1,000
Less: Accumulated amortization	1,000	718
Intangible assets, net	$—	$282

Broadmark Realty Capital Inc.

Note 7 - Accounts Payable and Accrued Liabilities

The following table presents a summary of accounts payable and accrued liabilities as of December 31, 2022 and 2021:

(dollars in thousands)	December 31, 2022	December 31, 2021
Accounts payable and accrued liabilities
Borrower deposits	$5,519	$925
Accounts payable and other liabilities	4,223	$4,315
Accrued salaries, bonus and commissions.	2,272	$2,034
Allowance for credit losses on unfunded commitments	1,475	906
Total	$13,489	$8,180

Note 8 - Debt

On February 19, 2021, we entered into a credit agreement with a syndicate of lenders and JPMorgan Chase Bank, N.A., as administrative agent for the lenders, providing for a $135.0 million revolving credit facility maturing on February 19, 2024. Advances under the revolving credit facility bear interest at prime rate plus 2.75% and the facility has a commitment fee of 1.0% of unfunded commitment per annum. We incurred fees of approximately $4.5 million in relation to the revolving credit facility, which were capitalized as deferred financing costs on the consolidated balance sheets and are being amortized over the three-year term. As of December 31, 2022, the revolving credit facility has no principal outstanding.

Our obligations under the revolving credit facility are secured by substantially all of the Company’s assets. The revolving credit facility contains covenants customary for financings of this type, including limitations on the incurrence of indebtedness, liens, asset dispositions, acquisitions, mergers and consolidations, certain dividends, distributions, stock repurchases and other payments, advances and investments, payments to affiliates, optional prepayments and other modifications of certain other indebtedness, and amendments, terminations and waivers of certain material agreements, as well as compliance with leverage and coverage ratios and maintenance of minimum tangible net worth. Among other things, the credit agreement provides that we may not pay cash dividends that would result in non-compliance with the financial covenants under the credit agreement or during an event of default under the credit agreement, except in the case of defaults other than payment defaults, for dividends in amounts necessary to maintain our REIT status. The revolving credit facility contains events of default customary for financings of this type, including failure to pay principal, interest and other amounts, materially incorrect representations or warranties, failure to observe covenants and other terms of the revolving credit facility, cross-defaults to other indebtedness, bankruptcy, insolvency, material judgments, certain ERISA violations, changes in control and failure to maintain REIT status, in some cases subject to customary grace periods.

On November 4, 2022, the credit agreement governing the revolving credit facility was amended to allow for repurchases of shares of the Company’s common stock, subject to certain limitations.

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

The following table presents the carrying values of our senior unsecured notes as of the periods indicated:

(dollars in thousands)	December 31, 2022	December 31, 2021
Principal	$100,000	$100,000
Debt issuance costs	(2,861)	(2,855)
Amortization of debt issuance costs	650	78
Total notes, net	$97,789	$97,223

Broadmark Realty Capital Inc.

The following table summarizes the components of interest expense related to our senior unsecured notes and revolving credit facility for the periods indicated:

	Year Ended
	December 31, 2022			December 31, 2021
(dollars in thousands)	Amortization of Deferred Debt Issuance Costs	Interest on Borrowings	Undrawn Fees	Amortization of Deferred Debt Issuance Costs	Interest on Borrowings	Undrawn Fees
5.0% senior unsecured notes	$572	$4,986	$—	$78	$694	$—
Revolving credit facility	1,510	151	1,419	1,255	107	1,186
Total	$2,082	$5,137	$1,419	$1,333	$801	$1,186

Note 9 - Stockholders’ Equity and Earnings per Common Share

Stockholders' Equity

Stockholders’ Voting Rights

Holders of our common stock are entitled to one vote for each share.

Equity Offering Program

On March 2, 2021, we entered into a distribution agreement with J.P. Morgan Securities LLC, Barclays Capital Inc., B. Riley Securities, Inc., JMP Securities LLC and Raymond James & Associates, Inc. as sales agents, to sell shares of our common stock having an aggregate gross sales price of up to $200,000,000, from time to time, through an “at-the-market” equity offering program (the “ATM Program”). We have no obligation to sell any shares under the ATM Program and sold no shares under the ATM Program during the year ended December 31, 2022 and 2021.

Stock Repurchase Authorizations

On November 7, 2022, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $75.0 million of its common stock, par value $0.001 per share. Repurchases under the stock repurchase program may be made at management’s discretion from time to time on the open market, in privately negotiated transactions or otherwise, in each case subject to compliance with all Securities and Exchange Commission rules and other legal requirements, and may be made in part under one or more Rule 10b5-1 plans, which permit stock repurchases at times when the Company might otherwise be precluded from doing so. The timing and amount of any repurchase transactions will be determined by the Company’s management based on its evaluation of market conditions, share price, legal requirements and other factors. There is no guarantee as to the exact number of shares that will be repurchased under the stock repurchase program, or that any repurchases will occur. In addition, the stock repurchase program may be suspended, extended or terminated by the Company at any time without prior notice. As of December 31, 2022, $70.0 million remained available for future repurchases.

Public and Private Warrants

As of December 31, 2022 and 2021 there were 41.7 million public warrants outstanding to purchase one-fourth of a share and 5.2 million private placement warrants outstanding to purchase one share of common stock. In the aggregate, we have outstanding warrants to purchase approximately 15.6 million shares of common stock at a price of $11.50 per whole share. Settlement of outstanding warrants will be in shares of our common stock, unless we elect (solely in our discretion) to settle warrants we have called for redemption in cash, and subject to customary adjustment in the event of business combinations and certain tender offers. Unless earlier redeemed, the public warrants will expire on November 19, 2024.

The liability for the private placement warrants was $0.02 million as of December 31, 2022 and is included in accounts payable and accrued liabilities in the consolidated balance sheet.

Broadmark Realty Capital Inc.

Earnings per Common Share

The table below presents the computation of basic and diluted net earnings per share of common stock for the periods presented:

	Year Ended
(dollars in thousands, except share and per share data):	December 31, 2022	December 31, 2021
Net (loss) income	$(116,391)	$82,488
Basic weighted-average shares of common stock outstanding	132,841,196	132,579,289
Dilutive effect of share-based compensation – unvested restricted stock units (1)	—	87,213
Diluted weighted-average shares of common stock outstanding	132,841,196	132,666,502
Basic earnings per common share	$(0.88)	$0.62
Diluted earnings per common share	$(0.88)	$0.62

(1)
Amounts exclude all potential common and common equivalent shares for periods when there is a net loss from continuing operations.

For the periods presented, the following common stock equivalents were excluded from the calculations of diluted earnings per share because their effect would have been anti-dilutive:

	Year Ended
	December 31, 2022	December 31, 2021
Weighted-average restricted stock units outstanding	27,091	199,709
Unexercised public warrants and private placement warrants	15,604,192	15,604,304
Total stock equivalents excluded	15,631,283	15,804,013

Note 10 - Income Taxes

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

Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Code, which relate to organizational structure, diversity of stock ownership, and certain restrictions with regard to the nature of assets and the sources of income. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state, and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of December 31, 2022 and 2021, we were in compliance with all REIT requirements.

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

Broadmark Realty Capital Inc.

Note 11 - Equity Incentive Plan

Stock Incentive Plan

The Broadmark Realty 2019 Stock Incentive Plan (the “Plan”) allows for the issuance of up to 5,000,000 stock options, stock appreciation rights, restricted stock awards, restricted stock units or other equity-based awards or any combination thereof to the directors, employees, consultants or any other party providing services to us. The Plan is administered by the compensation committee of our board of directors. As of December 31, 2022, there were 3,291,351 shares available to be awarded under the Plan.

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

For the Company's pRSUs, in addition to service conditions, the ultimate number of shares to be earned depends on the achievement of market-based performance conditions. The market-based performance conditions are based on the Company's achievement of a relative total shareholder return (“TSR”) performance requirement, on a percentile basis, compared to a defined group of peer companies over a three year performance period, or contingent upon achieving specific stock price milestones over a five year performance period.

The Company uses a Monte Carlo simulation model to determine the grant-date fair value of awards with market-based performance conditions. The weighted average fair value and assumptions used to value the pRSU awards granted with market-based performance conditions are as follows:

	Year Ended
	December 31, 2022	December 31, 2021
Performance share fair value	$6.74	$8.20
Risk-free interest rate	1.74%	0.27%
Expected volatility	30.48%	25.71%
Expected life (in years)	2.85	2.77
Expected dividend yield	9.82%	8.13%

Dividend equivalents are not accrued or paid on unvested equity awards that were granted to employees, executive officers and directors and accordingly those unvested equity awards are not considered participating securities.

If an award granted under the Plan expires or terminates, the shares subject to any portion of the award that expires or terminates without having been exercised or paid will again become available for the issuance of additional awards.

The following tables summarize the activity related to RSUs and pRSUs during 2022:

	Shares	Weighted Average Grant Date Fair Market Value
Unvested RSUs outstanding as of December 31, 2020	434,143
Granted	295,063	$10.08
Vested	(231,053)	$10.61
Forfeited	(13,837)	$10.58
Unvested RSUs outstanding as of December 31, 2021	484,316
Granted	750,038	$6.02
Vested	(285,853)	$10.01
Forfeited	(200,589)	$7.31
Unvested RSUs outstanding as of December 31, 2022	747,912

Broadmark Realty Capital Inc.

	Shares	Weighted Average Grant Date Fair Market Value
Unvested pRSUs outstanding as of December 31, 2020	—
Granted	113,958	$8.20
Unvested pRSUs outstanding as of December 31, 2021	113,958
Granted	276,679	$6.74
Forfeited	(182,976)	$7.07
Unvested pRSUs outstanding as of December 31, 2022	207,661

As of December 31, 2022, there was $4.1 million of net unrecognized compensation cost related to unvested stock-based compensation arrangements. This compensation will be recognized on a straight-line basis over a weighted-average recognition period of 1.5 years.

Note 12 - Commitments and Contingencies

The following table illustrates our contractual obligations and commercial commitments by due date as of December 31, 2022:

(dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Construction holdbacks(1)	$429,920	$261,243	$168,677	$—	$—
Operating lease obligations(2)	9,930	887	2,018	2,140	4,885
Total	$439,850	$262,130	$170,695	$2,140	$4,885

(1)
The funding timing and amounts of construction holdbacks are uncertain as these commitments relate to loans for construction costs and depend on the progress and performance of the underlying projects. In addition, $22.8 million of holdbacks are excluded from this table as they represent capital expenditures required to complete construction for defaulted loans that we are no longer required to pay.
(2)
The total operating lease obligation includes $2.4 million of imputed interest.

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

Concentration Risk

Our loan portfolio as of December 31, 2022 is generally secured by first deed of trust liens on residential and commercial real estate located in 20 states and the District of Columbia. Our loan portfolio is also concentrated within ten counties, the largest being King County in Washington. As of December 31, 2022 and 2021, the top ten counties make up 46.7% of the total committed amount of loans in our total portfolio.

Broadmark Realty Capital Inc.

Note 13 - Employee Benefit Plan

In 2022, we adopted a defined contribution 401(k) retirement plan covering Broadmark employees who have met certain eligibility requirements (the “Broadmark 401(k) Plan”). Eligible employees may contribute pre-tax compensation up to a maximum amount allowable under Internal Revenue Service limitations. Employee contributions and earnings thereon vest immediately. We currently match 3.5% on employee contributions of up to 6% of their annual compensation. The total expense related to the Broadmark 401(k) Plan was $0.3 million for the year ended December 31, 2022.

Note 14 - Related Party Transactions

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

Note 15 - Subsequent Events

Dividend Declaration

On January 15, 2023, our board of directors declared a monthly cash dividend of $0.035 per common share payable on February 15, 2023 to stockholders of record as of January 31, 2023, and on February 15, 2023, our board of directors declared a cash dividend of $0.035 per common share payable on March 15, 2023 to stockholders of record as of February 28, 2023.

Investment in Real Property

On January 24, 2023, the Company acquired via a deed-in-lieu of foreclosure an 84,378 square foot luxury apartment property in Colorado. The property previously served as collateral for a loan held for investment with a carrying value of $33.4 million, net of a CECL reserve of $2.8 million at December 31, 2022.

On February 9, 2023 the Company acquired via a deed-in-lieu of foreclosure a 5.4 acre property in Illinois. The property previously served as collateral for a loan held for investment with a carrying value of $15.0 million, net of a CECL reserve of $0.3 million at December 31, 2022.

On February 10, 2023, the Company acquired via foreclosure a 70.6 acre property in Utah. The property previously served as collateral for a loan held for investment with a carrying value of $8.5 million, net of a CECL reserve of $0.3 million at December 31, 2022.

On February 15, 2023, the Company acquired via foreclosure a 123.4 acre property in Colorado. The property previously served as collateral for a loan held for investment with a carrying value of $9.5 million, net of a CECL reserve of $0.4 million at December 31, 2022.

Agreement and Plan of Merger

On February 26, 2023, the Company, Ready Capital Corporation (“Ready Capital”) and Ready Capital Merger Sub, LLC (“Merger Sub”) entered into an Agreement and Plan of Merger (the “Agreement”), pursuant to which the Company will merge with and into Merger Sub and each share of the Company’s common stock will be converted into 0.47233 shares of Ready Capital common stock. The transaction is expected to close during the second quarter of 2023, subject to the respective approvals by the stockholders of Ready Capital and the Company and other customary closing conditions. Ready Capital is a multi-strategy real estate finance company that originates, acquires finances, and services small-to-medium balance commercial loans and is headquartered in New York, New York.

Broadmark Realty Capital Inc.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Report. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2022.

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

Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2022 .

Moss Adams LLP, the independent registered public accounting firm that audited our Consolidated Financial Statements included in this Annual Report, has audited the effectiveness of internal control over financial reporting as of December 31, 2022. Their audit report is included with our financial statements, and expressed an unqualified opinion on the effectiveness of internal control over financial reporting at December 31, 2022.

Broadmark Realty Capital Inc.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2022, there were no changes in the Company’s internal control over financial reporting (as such terms are defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

3.2	Amended and Restated Bylaws of Broadmark Realty Capital Inc. (incorporated by reference to Exhibit 3.1 to Broadmark Realty’s Form 8‑K (File No. 001‑39134), filed with the SEC on March 17, 2022).

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to Broadmark Realty’s Form 8‑A12B (File No. 001‑39134), filed with the SEC on November 14, 2019).

4.2	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.2 to Broadmark Realty’s Form 8‑A12B (File No. 001‑39134), filed with the SEC on November 14, 2019).

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

10.1

Letter Agreement, dated February 2, 2022, by and between Broadmark Realty Capital Inc. and Jeffrey Pyatt (incorporated by reference to Exhibit 10.2 to Broadmark Realty’s Form 8-K (File No. 001-39134), filed with the SEC on February 7, 2022).+

10.2	Letter Agreement, dated November 7, 2022, by and between Broadmark Realty Capital Inc. and Jeffrey B. Pyatt.+*

10.3	Letter Agreement, dated November 7, 2022, by and between Broadmark Realty Capital Inc. and Kevin M. Luebbers.+*

10.4	Employment Agreement, dated November 7, 2022, by and between Broadmark Realty Capital Inc. and Jonathan R. Hermes.+*

Broadmark Realty Capital Inc.

10.5

Employment Agreement, dated September 5, 2020, by and between Broadmark Realty Capital Inc. and Nevin Boparai (incorporated by reference to Exhibit 10.1 to Broadmark Realty’s Form 10-Q (File No. 001-39134), filed with the SEC on November 9, 2020).+

10.6

Employment Agreement, dated February 2, 2022, by and between Broadmark Realty Capital Inc. and Brian Ward (incorporated by reference to Exhibit 10.1 to Broadmark Realty’s Form 8-K (File No. 001-39134), filed with the SEC on February 7, 2022).+

10.7	Separation and Release Agreement, dated November 2, 2022, by and between Broadmark Realty Capital Inc. and Brian P. Ward.+*

10.8	Broadmark Realty Capital Inc. 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to Broadmark Realty’s Form 8‑K (File No. 001‑39134), filed with the SEC on November 20, 2019).+

10.9	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.8 to Broadmark Realty’s Form 8‑K (File No. 001‑39134), filed with the SEC on November 20, 2019).

10.10	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to Broadmark Realty’s Form 8‑K (File No. 001‑39134), filed with the SEC on February 7, 2020).+

10.11

Form of Restricted Stock Unit Award Agreement (Executive Officers) (incorporated by reference to Exhibit 10.1 to Broadmark Realty's Form 10-Q (File No. 001-39134), filed with the SEC on May 10, 2021). +

10.12	Form of Performance Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to Broadmark Realty's Form 10-Q (File No. 001-39134), filed with the SEC on May 10, 2021).+

10.13	Executive Officer Annual Cash Bonus Plan (incorporated by reference to Exhibit 10.1 to Broadmark Realty’s Form 8-K (File No. 001-39134), filed with the SEC on January 27, 2021).+

10.14

Credit Agreement, dated February 19, 2021, by and among Broadmark Realty Capital Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Broadmark Realty’s Form 8-K (File No. 001-39134), filed with the SEC on February 25, 2021).

10.15

Amendment No. 1 to Credit Agreement, dated November 12, 2021, by and between Broadmark Realty Capital Inc. and JP Morgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.18 to Broadmark Realty's Form 10-K (File No. 001-39134), filed with the SEC on February 28, 2022).

10.16

Amendment No. 2 to Credit Agreement, dated November 4, 2022, by and between Broadmark Realty Capital Inc. and JP Morgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Broadmark Realty's Form 8-K (File No. 001-39134), filed with the SEC on November 7, 2022).

10.17

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

Broadmark Realty Capital Inc.

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

BROADMARK REALTY CAPITAL INC.

Date: March 1, 2023	By:	/s/ Jeffrey B. Pyatt
	Name:	Jeffrey B. Pyatt
	Title:	Interim Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Jeffrey B. Pyatt	Interim Chief Executive Officer and Chairman of the Board	March 1, 2023
Jeffrey B. Pyatt	(Principal Executive Officer)

/s/ Jonathan R. Hermes	Chief Financial Officer (Principal Financial	March 1, 2023
Jonathan R. Hermes	Officer and Principal Accounting Officer)

/s/ Stephen G. Haggerty	Director	March 1, 2023
Stephen G. Haggerty

/s/ Daniel J. Hirsch	Director	March 1, 2023
Daniel J. Hirsch

/s/ David A. Karp	Director	March 1, 2023
David A. Karp

/s/ Norma J. Lawrence	Director	March 1, 2023
Norma J. Lawrence

/s/ Kevin M. Luebbers	Director	March 1, 2023
Kevin M. Luebbers

/s/ Pinkie D. Mayfield	Director	March 1, 2023
Pinkie D. Mayfield