Form 10-K/A
period 2022-12-31
Broadmark Realty Capital Inc.
filed 2023-04-21
CIK 1784797

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

Amendment No. 1

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to

Commission file number 001-39134

Broadmark Realty Capital Inc.

(Exact name of registrant as specified in its charter)

Maryland	84-2620891
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1420 Fifth Avenue, Suite 2000 Seattle, WA	98101
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(206) 971-0800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	BRMK	New York Stock Exchange

Warrants, each exercisable for one fourth (1/4th) share of Common Stock at an exercise price of $2.875 per one fourth (1/4th)share	BRMK WS	NYSE American LLC

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of June 30, 2022, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $0.9 billion, based on the closing sales price of our common stock on such date as reported on the New York Stock Exchange.

As of February 22, 2023, there were 131,749,957 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Auditor Name	Auditor Location	Auditor Firm ID
Moss Adams LLP	Everett, Washington	659

Explanatory Note

Broadmark Realty Capital Inc. (“Broadmark Realty,” “the “Company,” “we,” “us” or “our”) a Maryland corporation, is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the year ended December 31, 2022, originally filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2023 (the “Original Form 10-K”), to include the information required by Items 10 through 14 of Part III of Form 10-K. Capitalized terms used but not otherwise defined in this Amendment shall have the same meanings given to them in the Original Form 10-K. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after the end of our fiscal year. We are filing this Amendment to include Part III information in our Form 10-K because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by the Form 10-K.

As previously announced, the Company entered into that certain Agreement and Plan of Merger, dated as of February 26, 2023 (the “Merger Agreement”), by and among the Company, Ready Capital Corporation, a Maryland corporation (“Ready Capital”), and RCC Merger Sub, LLC, a Delaware limited liability company and a wholly owned subsidiary of Ready Capital (the “Merger Sub”), pursuant to which, subject to the terms and conditions therein, the Company will be merged with and into the Merger Sub, with Merger Sub continuing as the surviving company. The merger is expected to close in the second quarter of 2023, subject to customary closing conditions, including approval by the stockholders of the Company and Ready Capital. For further information, see the Company’s Current Report on Form 8-K filed with the SEC on February 28, 2023.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10 through 14 of the Original Form 10-K are hereby amended and restated in their entirety. Additionally, in accordance with Rules 12b-15 and 13a-14 under the Exchange Act, we have amended Part IV, Item 15 to include currently dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from our principal executive officer and principal financial officer. Since no new financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. Similarly, since no financial statements have been included in this Amendment, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.

Except as explicitly set forth herein, this Amendment does not purport to modify or update the disclosures in, or exhibits to, the Original Form 10-K or to update the Original Form 10-K to reflect events occurring after the date of such filing.

i

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Board of Directors

Our Board is currently comprised of seven directors. The following table sets forth the name and age of each director, indicating all positions and offices with us currently held by the director.

Name	Age(1)	Title	Director Since
Jeffrey B. Pyatt	63	Chairman and Interim Chief Executive Officer	2019
Stephen G. Haggerty	55	Director	2019
Daniel J. Hirsch	49	Director	2019
David A. Karp	63	Lead Independent Director	2019
Norma J. Lawrence	68	Director	2019
Kevin M. Luebbers	56	Director and Interim President	2019
Pinkie D. Mayfield	54	Director	2022

(1)  Age as of March 31, 2023.

With the exception of Stephen G. Haggerty and Pinkie D. Mayfield, each of our directors joined our Board following the completion of the business combination (the “Business Combination”) on November 14, 2019 pursuant to an Agreement and Plan of Merger, dated August 9, 2019 (the “Merger Agreement”), by and among us, Trinity Merger Corp. and certain of its affiliates, PBRELF I, LLC (“PBRELF”), BRELF II, LLC (“BRELF II”), BRELF III, LLC (“BRELF III”), BRELF IV, LLC (“BRELF IV” and, together with PBRELF, BRELF II and BRELF III, the “Predecessor Companies” and each a “Predecessor Company”), Pyatt Broadmark Management, LLC (“MgCo I”), Broadmark Real Estate Management II, LLC (“MgCo II”), Broadmark Real Estate Management III, LLC (“MgCo III”), and Broadmark Real Estate Management IV, LLC (“MgCo IV” and, together with MgCo I, MgCo II and MgCo III, the “Predecessor Management Companies” and each a “Predecessor Management Company,” and the Predecessor Management Companies, together with the Predecessor Companies and their subsidiaries, the “Predecessor Company Group”).

Mr. Haggerty was appointed as a director of our predecessor, Trinity Sub Inc., when it was formed in August 2019 for purposes of entering into the Merger Agreement with the Predecessor Company Group. Ms. Mayfield joined the Board in April 2022.

Below is certain biographical information with respect to our directors:

Jeffrey B. Pyatt has served as Chairman of the Board of Directors since November 2021, and has served as the Company’s Interim Chief Executive Officer since November 2022. Mr. Pyatt previously served as the President and Chief Executive Officer of Broadmark Realty Capital from the date of its business combination on November 14, 2019 to March 1, 2022. Mr. Pyatt is the founder of Pyatt Broadmark Management. Mr. Pyatt began his career at Moss Adams, a regional CPA firm in Seattle, as a member of their tax staff. After leaving public accounting, Mr. Pyatt was involved in a number of acquisitions, dispositions and turn-around of companies in the Northwest. Prior to Pyatt Broadmark, Mr. Pyatt cofounded and managed Private Lenders Group, a Bellevue, Washington based private lending fund. He has been in the asset-based lending business since 1994. Mr. Pyatt has served on the boards for three different Boys and Girls Clubs as well as numerous other non-profits. Mr. Pyatt received a Bachelor of Science in accounting from the University of Denver and a master’s degree in taxation from the University of Denver College of Law.

Mr. Pyatt was selected to serve as a director because of his knowledge regarding the private lending business and experience managing Pyatt Broadmark Management and its affiliates from their inception and prior experience in private lending, as well as his experience serving as the Chief Executive Officer of the Company.

Stephen G. Haggerty has served as a director since our formation. Mr. Haggerty is founder and principal of Bare Hill Advisory, a multi-strategy real estate investment and advisory platform with a focus on hospitality and wellness related assets, which he founded in 2018. Mr. Haggerty served as a Managing Partner of Trinity Real Estate Investments LLC (“Trinity Investments”) from 2018 to 2021, where he oversaw corporate strategy, leadership and capital markets execution. Before Trinity Investments, Mr. Haggerty was the Global Head of Capital Strategy, Franchising and Select Service at Hyatt Hotels Corporation from 2014 to 2018. In that role, Mr. Haggerty was responsible for implementing Hyatt’s overall capital and franchising strategy and overseeing the Select Service business. Prior to assuming that position, Mr. Haggerty was the Executive Vice President, Global Head of Real Estate and Capital Strategy from 2012 to 2014. In that role, Mr. Haggerty was responsible for implementing Hyatt’s capital strategy, managing Hyatt’s hotel asset base and providing support to the teams of development professionals around the world. Before joining Hyatt Hotels Corporation, Mr. Haggerty spent 13 years serving in several positions of increasing responsibility with Marriott International, Inc., including finance, asset management and development roles in various locations around the world, including Hong Kong and London. Mr. Haggerty was also a board member of Playa Hotels & Resorts from 2012 to 2018, during which Playa Hotel & Resorts became a public company. Mr. Haggerty received a Bachelor of Science degree from Cornell University.

Mr. Haggerty was selected to serve as a director because of his significant experience in corporate real estate transactions, financial underwriting and prior public company experience as an executive.

Daniel J. Hirsch has served as our director since the consummation of the Business Combination. Mr. Hirsch has served as a director and Chief Financial Officer and Corporate Secretary of Anzu Special Acquisition Corp I (NASDAQ Class A Common Stock ticker: ANZU), a special purpose acquisition company, since October 2022. Mr. Hirsch served as Chief Financial Officer and Chief Operating Officer of Cascade Acquisition Corp, a special purpose acquisition company, from 2020-2022. Mr. Hirsch served as a consultant to Trinity Investments from January 2019 through November 17, 2019. In addition, Mr. Hirsch served as a consultant to Farallon Capital Management, L.L.C. (“Farallon”), an investment firm that manages capital on behalf of institutions and individuals, for which he has served as a board designee with respect to Farallon’s investment in Playa Hotels & Resorts N.V. (NASDAQ: PLYA), from January 2017 to March 31, 2020. Previously, from 2003 to December 2016, Mr. Hirsch held several senior positions at Farallon, including Managing Member of the Real Estate Group from 2009 to December 2016, Managing Director from 2007 to 2008 and Legal Counsel from 2003 to 2006. During his tenure as a director at Playa Hotels & Resorts N.V., Mr. Hirsch served as the chair of the Compensation Committee and a member of the Nominating and Governance Committee. In addition, Mr. Hirsch has served on the board of The Macerich Company (NYSE: MAC) since 2018 and is currently a member of the Compensation Committee and Nominating and Governance Committee. In addition, Mr. Hirsch has served on the board of Nuburu Inc. (NYSE: BURU), a developer and manufacturer of industrial blue lasers, since January 2023. Mr. Hirsch has extensive knowledge of the capital markets and the real estate sector, drawn from several senior positions he held at Farallon between 2003 and 2016, including Managing Member of the Real Estate Group, Managing Director and Legal Counsel. Prior to joining Farallon, Mr. Hirsch worked as an associate in the San Francisco office of the law firm Covington & Burling LLP, from 2001 to 2003. Mr. Hirsch graduated from Yale Law School with a J.D. and earned a Bachelor of Arts degree, summa cum laude, in Law, Jurisprudence and Social Thought from Amherst College.

Mr. Hirsch was selected to serve as a director because of his extensive knowledge of capital markets and the real estate sector gained through leadership experience in the real estate group of a prominent private equity firm and his experience as a public company director, including knowledge of executive compensation through service on the compensation committee of several public companies.

David A. Karp has served as our lead independent director since the consummation of the Business Combination. Mr. Karp is a 36-year veteran in real estate investment finance and management. He was most recently Executive Vice President and Chief Financial Officer of Empire State Realty Trust, Inc. (NYSE: ESRT), a real estate investment trust that owns and operates office and retail properties in Manhattan and the greater New York metropolitan area, including the Empire State Building. Mr. Karp joined ESRT’s predecessor in 2011 and was responsible for finance, capital markets, accounting, and investor relations. Prior to that, Mr. Karp served as Managing Director and Chief Financial Officer of Forum Partners Investment Management LLC from 2006 to 2011 and Chief Operating Officer from 2009 to 2011, where he was responsible for both firm-level and fund-level financial management and strategy. From 1996 to 2005, Mr. Karp served as President, Chief Operating Officer and Chief Financial Officer of Falcon Financial Investment Trust, which he co-founded. Mr. Karp has an MBA in Finance and Real Estate from the Wharton School of the University of Pennsylvania and a B.A., summa cum laude, in Economics from the University of California at Berkeley.

Mr. Karp was selected to serve as a director because of his extensive experience in real estate investment finance and prior executive experience, including overseeing financial reporting at a REIT.

Norma J. Lawrence has served as a director since the consummation of the Business Combination. Ms. Lawrence currently serves on the board of directors of Marcus & Millichap Inc. (NYSE: MMI), a brokerage company providing real estate investment brokerage, financing and advisory services. Previously, Ms. Lawrence was a Partner at KPMG, LLP, where she was employed from 1979 to 2012 and provided extensive accounting and auditing services to companies in the real estate and hospitality industries. Ms. Lawrence is currently a member of WomenCorporateDirectors and was a member of the National Association of Real Estate Investment Trusts, the Pension Real Estate Association, the National Council of Real Estate Investment Fiduciaries, the California Society of Certified Public Accountants, and the American Institute of Certified Public Accountants. Ms. Lawrence received a B.A. in mathematics and an M.B.A. in finance and accounting from the University of California, Los Angeles.

Ms. Lawrence was selected to serve as a director because of her extensive accounting and auditing experience, particularly for companies in the real estate industry.

Kevin M. Luebbers has served as a director of the Company since the consummation of the Business Combination, and as Interim President of the Company since November 2022. Mr. Luebbers served as a consultant to Trinity from May 2019 through October 2019, and for Trinity Investments from October 2019 through November 17, 2019. Mr. Luebbers co-founded and has served as Managing Partner of VIC Partners, LLC, an investment partnership focused on acquiring and repositioning hotel properties, since 2004. Prior to that, he was Executive Vice President and Chief Financial Officer at RFS Hotel Investors, Inc., a publicly traded real estate investment trust from 2000 to 2003, where he was responsible for the company’s capital markets and treasury functions. Prior to that, Mr. Luebbers served as Senior Vice President of planning and investment analysis at Hilton Hotels Corporation from 1996 to 2000. Mr. Luebbers was a board member and Audit Committee Chairman of Ambassadors International, Inc., a publicly traded cruise, marina and travel and event company, from 2005 to 2008. Mr. Luebbers received a B.S. from Cornell University and an M.B.A. from the University of California at Berkeley.

Mr. Luebbers was selected to serve as a director because of his experience as an executive at a public company in the real estate industry, which included responsibility for financial reporting, as well as his prior experience as a public company director, including prior audit committee experience.

Pinkie D. Mayfield has served as a director since 2022. Ms. Mayfield is Chief Communications Officer and Vice President of Corporate Affairs at Graham Holdings Company (formerly The Washington Post Company), a diversified conglomerate whose principal operations include education and media. In her current role since 2018, Ms. Mayfield is responsible for corporate affairs, public relations, communications and strategic initiatives. Since joining Graham Holdings in 1998, she has held a number of executive leadership positions. Prior to joining Graham Holdings, Ms. Mayfield was a Vice President and Trust Officer at NationsBank (now Bank of America) in the Investment Services Division. A director of Founders Bank, a Washington D.C.-based community bank, she has chaired the audit committee since joining the board in 2020. Ms. Mayfield also serves as the treasurer of the board of directors of the District of Columbia College Access Program and a trustee of the Philip L. Graham Fund. Ms. Mayfield graduated magna cum laude with a B.A. in business administration from Trinity Washington University and earned an M.B.A. from the University of Maryland University College.

Ms. Mayfield was selected to serve as a director because of her extensive experience in public relations, corporate affairs, communications and investor relations. She is also a seasoned finance and banking executive with experience in multiple sectors, which brings a diverse perspective to the Board.

Executive Officers

The following table sets forth information concerning our executive officers. Executive officers are elected annually by our Board and serve at the Board’s discretion.

Name	Age(1)	Title
Jeffrey B. Pyatt	63	Interim Chief Executive Officer
Jonathan Hermes	36	Chief Financial Officer
Kevin Luebbers	56	Interim President
Nevin Boparai	43	Chief Legal Officer and Secretary

(1)	Age as of March 31, 2023.

Set forth below is a description of the background of our executive officers, other than Messrs. Pyatt and Luebbers, whose backgrounds are described above in the section “Our Board of Directors”.

Jonathan Hermes has served as our Chief Financial Officer since December 1, 2022. From September 2010 to November 2022, Mr. Hermes was employed by PricewaterhouseCoopers LLP (“PwC”), working with public and private companies on capital raising transactions, mergers & acquisitions, financial statement audits, as well as assisting companies with technologies across a broad range of topics, including processes within the finance and accounting functions and SEC reporting processes. From 2020 to 2022, Mr. Hermes served as Director, in which capacity he advised companies through a variety of exit scenarios, including SPAC, IPO and private equity and public sales transactions. From 2015 to 2018, Mr. Hermes served in the Capital Markets group in PwC’s Amsterdam office as Manager, where he focused on cross-border transaction between U.S. and European entities, capital markets transactions and finance transformations. Prior to that, Mr. Hermes served in various roles leading public company audits on behalf of PwC in various sectors, including financial services. Mr. Hermes is a licensed certified public accountant in Washington and Kansas, and a member of the American Institute of Certified Public Accountants and Washington Society of CPAs. Mr. Hermes is a graduate of Kansas State University with a Bachelors in Financial Controllership and Accounting.

Nevin Boparai has served as our Chief Legal Officer since September 2020. From January 2015 to August 2020, Mr. Boparai served as Assistant General Counsel, Corporate & Securities at Ventas, Inc. (NYSE: VTR), an S&P 500 healthcare real estate investment trust, where he was responsible for the company’s capital markets, corporate finance, SEC reporting and corporate governance legal functions. While at Ventas, Mr. Boparai also served as Managing Director of Ventas Life Science and Healthcare Real Estate Fund, a perpetual life, private capital vehicle that he helped launch. Prior to that, Mr. Boparai served as Counsel, Corporate Transactions for Abbott Laboratories and as an Associate with the law firm of Jones Day in Silicon Valley. Mr. Boparai received his Juris Doctor from Boston University School of Law and his Bachelor of Arts from Rutgers University.

Code of Ethics

We maintain a code of business conduct and ethics that is applicable to our directors, officers and employees, and is designed to deter wrongdoing and promote:

•	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with, or submits to, the SEC and in other public communications made by the Company;

•	compliance with applicable governmental laws, rules and regulations;

•	the prompt internal reporting of violations of the code to an appropriate person or persons identified in the code;

•	and accountability for adherence to the code.

Audit Committee

Our Audit Committee is composed of Mr. Karp and Ms. Lawrence and Ms. Mayfield, with Ms. Lawrence serving as chairperson. Each of our Audit Committee members qualifies as an “audit committee financial expert” as that term is defined by in Item 407(d)(5) of Regulation S-K.

Item 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This Compensation Discussion and Analysis describes the material elements of our executive compensation program, how the program is designed to support the achievement of our key strategic and financial objectives, and the compensation decisions our Compensation Committee (for purposes of this Compensation Discussion and Analysis, we refer to the Compensation Committee as our “Committee”) made under the program for our named executive officers. For 2022, our named executive officers consist of:

•	Jeff Pyatt, who served as our Chief Executive Officer from January 1, 2022 through February 28, 2022, and then as our Interim Chief Executive Officer commencing November 7, 2022;

•	Brian Ward, who served as our Chief Executive Officer from March 1, 2022 through November 7, 2022;

•	Jonathan Hermes, who served as our Chief Financial Officer commencing December 1, 2022;

•	David Schneider, who served as our Chief Financial Officer from January 1, 2022 through December 1, 2022;

•	Nevin Boparai, who served as our Chief Legal Officer for all of 2022;

•	Kevin Luebbers, who served as our Interim President commencing November 7, 2022; and

•	Daniel Hirsty, who served as Chief Credit Officer until April 29, 2022, when his position was eliminated, at which time he was appointed the Company’s National Head of Asset Management, a non-executive officer position.

Compensation Philosophy and Objectives

Our executive compensation program is designed to achieve the following objectives:

•	Attract, retain and reward experienced, highly motivated executives who are capable of leading our Company in executing our corporate strategy.
•	Link compensation earned to achievement of our short-term and long-term financial and strategic goals.
•	Align the interests of management with those of our stockholders by providing a substantial portion of compensation in the form of equity-based incentives and maintaining robust stock ownership requirements.
•	Adhere to high standards of corporate governance.

Our Committee believes strongly in linking compensation to corporate performance. The annual incentive awards are primarily based on corporate performance and a substantial portion of the long-term equity incentive awards for our named executive officers depends on our corporate performance. Our Committee also recognizes individual performance in making its executive compensation decisions. Our Committee believes this is a well-designed program overall to attract, motivate and retain highly skilled executives whose performance and contributions benefit our Company and our stockholders.

Our Committee does not have a strict policy for allocating a specific portion of compensation to our named executive officers between cash and non-cash or short-term and long-term compensation. Instead, our Committee considers how each component promotes retention and/or motivates performance by the executive officer. Our Committee believes it utilizes the right blend of cash and equity to provide appropriate incentives for executive officers while aligning their interests with those of our stockholders and encouraging the executive officers’ long-term commitment to our Company.

Role of the Compensation Committee

Our Committee reviews and approves the compensation for our executive officers, reviews our overall compensation structure and philosophy and administers certain of our employee benefit plans and our equity compensation plan, with authority to authorize awards under our incentive plans. In addition, the independent directors of our Board review and approve the compensation of our Chief Executive Officer but are not required to separately approve equity compensation grants.

Role of Management

Management, under the leadership of our Chief Executive Officer, develops our Company’s strategy and corresponding internal business plans, which our executive compensation program is designed to support. Our Chief Executive Officer also provides our Committee with his evaluation of the performance of and his recommendations regarding compensation for his direct reports, including the other named executive officers.

Role of Compensation Consultant

In late 2021, our Committee retained FW Cook as its independent compensation consultant. In engaging FW Cook, our Committee reviewed and considered factors disclosed by FW Cook relating to its independence and any potential conflicts. FW Cook does not provide other services to our Company or its affiliates, and FW Cook also reported that it did not have other business or personal relationships with our named executive officers or members of our Committee. After consideration of the various independence factors, the Committee determined that its engagement of FW Cook did not raise any conflicts of interest.

Role of Data for Peer Companies

Our Committee reviews compensation practices at peer companies to inform itself and aid it in its decision-making process so it can establish compensation programs that it believes are reasonably competitive. In late 2021 and early 2022, our Committee worked with FW Cook to select a peer group of publicly traded companies, against which such consultant conducted a competitive analysis of our executive compensation program to inform the Committee’s decisions on target pay opportunities and program design for 2022. The peer group was selected based on the following criteria (although not all of the peer companies met all criteria):

•	Companies that are internally managed and publicly traded, with an emphasis on REITs.
•	Companies that originate loans, in particular for residential or commercial real estate.
•	Companies of reasonably similar size to Broadmark’s $1.25 billion market capitalization (at the time of selection).

The peer group selected by our Committee in 2022 was comprised of the following 17 publicly traded companies:

Arbor Realty Trust Inc. (ABR)	Main Street Capital Corporation (MAIN)
Bridgewater Bancshares Inc. (BWB)	MFA Financial Inc (MFA)
BrightSpire Capital Inc. (BRSP)	NETSTREIT Corp. (NTST)
Global Medical REIT Inc. (GMRE)	New York Mortgage Trust Inc (NYMT)
Granite Point Mortgage Trust Inc. (GPMT)	One Liberty Properties, Inc. (OLP)
Guild Holdings Co (GHLD)	Plymouth Industrial REIT, Inc. (PLYM)
Hercules Capital Inc. (HTGC)	Redwood Trust Inc. (RWT)
iStar Inc. (STAR)	Velocity Financial Inc. (VEL)
Ladder Capital Corp (LADR)

Our Committee does not use peer group data as the sole determining factor in setting compensation because each officer’s role and experience is unique. Rather, peer group data was used as a general guideline. Our Committee believes that ultimately the decision as to appropriate compensation for a particular officer should be made based on a full review of that officer’s and our Company’s performance.

Our Compensation Opportunities, Decisions and Outcomes For 2022

Compensation opportunities for each named executive officer consisted of a base salary, an annual bonus opportunity, and long-term equity incentives, each of which is described in more detail below.

Base Salaries for 2022

Based on a review conducted by the independent compensation consultant of executive compensation at the peer group of companies in connection with our Committee’s annual review of executive compensation, the 2021 annual base salaries of Messrs. Schneider, Boparai and Hirsty were determined to be substantially below market for the Company’s peer group. Based upon such conclusion, our Committee approved increases in the annual base salaries of Messrs. Schneider, Boparai and Hirsty, in the amounts of $407,000, $402,000 and $314,000, respectively, effective as of January 1, 2022.

Mr. Ward’s annual base salary of $650,000 was established in February 2022, as part of our efforts to recruit Mr. Ward to join the Company as our new Chief Executive Officer.

In November 2022, Messrs. Pyatt and Luebbers were appointed Interim Chief Executive Officer and Interim President, respectively, each with a base salary of $325,000, reflecting the Committee’s determinations based on the interim natures of their roles and a desire to have their base salaries on a combined basis not exceed Mr. Ward’s prior base salary, given the Company’s focus on capital preservation.

Annual Incentives for 2022

Each of our executive officers serving in March 2022 had a target annual incentive opportunity, expressed as a percentage of base salary. For 2022, the Committee established the target bonus opportunity of 150% of base salary for Mr. Ward and 100% of base salary for each of Messrs. Schneider, Boparai and Hirsty. Neither Mr. Pyatt nor Luebbers were employed by the Company in March 2022, and neither participated in the annual cash bonus plan for 2022.

Our Committee set Mr. Ward’s target bonus at a higher percentage of annual base salary than the other named executive officers because of his position as the Company’s Chief Executive Officer, as well as to incentivize him to join the Company. Actual annual incentive bonus payments for 2022 for Mr. Ward could range from 0% to 225% of Mr. Ward’s base salary and from 0% to 150% of the base salary for the other officers eligible to receive annual incentive bonus payments (such officers, together with Mr. Ward, were eligible to receive from 0% to 150% of their target bonus), with actual payment amounts determined based on our Committee’s assessment of annual performance against the objectives established for the year.

Under our 2022 annual cash bonus program for all of the named executive officers, our Committee evaluated performance against objectives established when the program was approved by our Committee in March 2022. For 2022, a Distributable EPS measure determined 50% of each named executive officer’s earned bonus; the remaining 50% was based on our Committee’s qualitative assessment of certain strategic performance measures and the officer’s individual performance.

2022 Corporate Performance Goal and Payout-Weighted 50% of Total Payout Opportunity

The table below sets forth the corporate-wide goal established by our Committee upon establishment of the 2022 annual bonus program and the payouts approved by our Committee.

Measure	Threshold	Target	Max	2022 Actual	All NEOs Payout (Unweighted % of Target)
Distributable EPS	$0.639	$0.71	$0.817	$0.52	0%

Distributable EPS (which is an abbreviation for Distributable Earnings per Share) means net income attributable to common stockholders, adjusted for: (i) impairment recorded on our loans, investments in real property and goodwill; (ii) unrealized gains or losses on our investments (including provision for credit losses) and warrant liabilities; (iii) non-capitalized transaction-related and other one-time expenses; (iv) non-cash stock-based compensation; (v) depreciation and amortization including amortization of our intangible assets; and (vi) deferred taxes, which are subject to variability and generally not indicative of future economic performance or representative of current operations. Distributable EPS is the key measure used by management and our Board to track the operating performance of our assets and compare operating results between periods. To qualify as a REIT, we are required to distribute annually to our stockholders at least 90% of our REIT taxable income (determined without regard to the dividends-paid deduction and excluding net capital gains). Given these requirements and our belief that dividends are generally one of the principal reasons that stockholders invest in our common stock, we generally intend to pay dividends to our stockholders in an amount equal to our net taxable income, if and to the extent authorized by our Board. Distributable EPS has been one of many factors considered by our Board of Directors in declaring dividends and, while not a direct measure of taxable income, over time, the measure can be considered a useful indicator of our dividends. Distributable EPS is not a measure presented in accordance with accounting principles generally accepted in the United States (“GAAP”) and excludes certain recurring items, such as unrealized gains and losses (including provision for credit losses) and non-capitalized transaction-related expenses, because they are not considered by management to be part of our primary operations. Such measure does not represent and should not be considered as a substitute for, or superior to, net income or as a substitute for, or superior to, cash flows from operating activities, each as determined in accordance with GAAP, and our calculation of this measure may not be comparable to similarly entitled measures reported by other companies.

Actual Distributable EPS performance for 2022 was $0.52, which was below the threshold performance level, and accordingly, no payout was made with respect to this metric.

2022 Strategic Goals and Payouts-Weighted 50% of Total Payout Opportunity

Fifty percent of each officer’s total annual incentive opportunity for 2022 was based on the Committee’s qualitative assessment, including among other things, the relative achievement of the following strategic goals and the officer’s individual performance towards those goals:

•	Profile of Loan Originations, which refers to the Company’s weighted average interest rate for loans originated in 2022, taking into account the Company’s internal credit rating for such loans;
•	Default Resolution, which refers to the aggregate amounts of loans resolved during the year that were in default status as of the prior fiscal year end;
•	General and Administrative Expense Containment, which refers to the aggregate general and administrative and compensation cash expenses as a percentage of total revenue; and
•	Purpose and Values, which is based upon an assessment of individual performance for each officer. In order to reward individual achievements and contributions, the annual incentive program included, without limitation, a values-based assessment that was qualitative and based upon how each individual executed his or her role in accordance with the Company’s mission, purpose and goals.

The Committee assessed the achievement of the above goals and determined that (i) the Default Resolution and General and Administrative Expense Containment goals were not achieved, (ii) the Profile of Loan Originations and Purposes and Values goals were achieved, and (iii) the overall Strategic Goals metric was achieved at the 80% level for Messrs. Boparai and Hirsty, as they were the only participants in the 2022 annual cash bonus program that were employed by the Company at fiscal year-end.

With respect to Mr. Boparai: In determining Mr. Boparai’s individual performance-based bonus, our Committee considered factors including that Mr. Boparai:

•	worked closely with the Board on two separate executive leadership transitions;
•	assumed management of Loan Closing and Human Resources departments, increasing the number of direct reports and total headcount responsibility;
•	acquired responsibility for corporate insurance program and state mortgage licensing functions after departure of chief operating officer;
•	led adoption and implementation of share repurchase program; and
•	guided successful outcomes for litigation matters.

With respect to Mr. Hirsty:

•	formed newly-created asset management function, consolidated processes across three regions, and grew team from 4 direct reports to 8;
•	led the capture, reconciliation and organization of the company’s collateral into BankPoint as system of record;
•	led the implementation of a standardized extension process consistent with the credit and investment policies;
•	implemented a standardized watchlist rating system and process for quarterly grading of the portfolio;
•	worked with the underwriting group to implement standard valuation review process for in excess of 100 positions; and
•	maintained the asset management team during changes in leadership and internal reorganizations.

Long-Term Equity Incentives for 2022

Our long-term equity incentive program is an important means to align the interests of our executive officers and our stockholders, to encourage our executive officers to adopt a longer-term perspective and to reward them for creating stockholder value.

In March 2022, our Committee approved long-term equity incentives for Messrs. Ward, Schneider, Boparai and Hirsty. The 2022 long-term equity incentive program consisted of two grant-types:

•	service-based restricted stock units ("RSUs"): 50% of each officer's 2022 target long-term equity incentive grant value was provided in RSUs with three year ratable vesting based on continued employment; and
•	performance-based restricted stock units (“PRSUs”): 50% of each officer’s 2022 target long-term equity incentive grant value was provided in PRSUs that can be earned at the end of the three fiscal year period ending December 31, 2024 based on the Company’s level of achievement of Relative TSR performance goals (as compared to member companies of the “Commercial Financing” REITs for the three-year performance period).

The number and dollar value of the RSUs and PRSUs granted to Messrs. Ward, Schneider, Boparai and Hirsty in 2022 are set forth in the table below.

	RSUs		PRSUs at Target
Name	Approx. Dollar Value	Number of Units	Target Dollar Value	Number of Units
Brian Ward	$675,000	82,823	$675,000	82,823
David Schneider	$290,000	35,583	$290,000	35,583
Nevin Boparai	$290,000	35,583	$290,000	35,583
Daniel Hirsty	$100,000	12,270	$100,000	12,270

Service-Based RSUs. In general, the RSUs awards to executive officers vest one-third per year of service to promote retention and further alignment of our officers’ interests with those of our stockholders. RSUs are payable in common stock as soon as administratively feasible following vesting. The RSU agreements provide for accelerated vesting if the officer dies or becomes disabled while employed by us, or if in connection with or within 24 months following a “Change in Control” the officer’s employment is terminated by the Company without “cause” (defined in “Executive Officer Termination Benefits” below). In addition, pursuant to the terms of the 2019 Stock Incentive Plan, if a Change in Control (as defined in the 2019 Stock Incentive Plan) occurs and the acquiring or surviving company does not assume the RSUs, then the RSUs will become fully vested. RSUs awarded in 2021 and later also provide for accelerated vesting if the officer resigns for “good reason” (defined in “Executive Officer Termination Benefits” below) within 30 days before or 24 months following a Change in Control.

Performance-Based RSUs. The PRSUs granted in 2022 are generally earned at the end of the three fiscal year period ending December 31, 2024 based on the Company’s level of achievement of total stockholder return (“TSR”) relative to the TSR (“Relative TSR”) of the member companies of the FTSE NAREIT Mortgage REITs Index (FNMR) that are categorized as “Commercial Financing” REITs for the three-year performance period. TSR means the change in a company’s stock price over the performance period, as adjusted for reinvested dividends. A variable number of shares of common stock will be earned based on the level of achievement of the Relative TSR goals, with 50% of the PRSUs being earned if Relative TSR is achieved at the threshold performance level (25th percentile of the Commercial Financing REIT group), 100% of the PRSUs being earned if Relative TSR is achieved at the target performance level (50th percentile of the Commercial Financing REIT group) and 150% of the PRSUs being earned if Relative TSR is achieved at or above the maximum performance level (75th percentile of the Commercial Financing REIT group). If Relative TSR falls between the threshold, target and maximum performance levels, the number of PRSUs earned will be determined by linear interpolation. If relative TSR is below the threshold performance level, no PRSUs will be earned. Notwithstanding the foregoing, PRSUs will not be earned above the target performance level if the Company’s absolute TSR for the performance period is negative.

The number of PRSUs so earned will normally vest and be paid promptly following the end of the three-year performance period, subject to continued service through the end of the three-year performance period with exceptions for death, disability and termination by the Company without cause or resignation by the officer for good reason within 30 days prior to or following a Change in Control. In the event of a Change in Control, if the acquiring or surviving company in a Change in Control does not assume the PRSUs, the number of earned PRSUs will be determined based on Relative TSR as of the date of the Change in Control and paid out immediately following the date of the Change in Control. The awards to Messrs. Ward and Schneider were forfeited upon the termination of their employment with the Company. For additional information regarding the vesting of PRSUs following a Change in Control, see “Executive Officer Termination Benefits” below.

RSU Awards to Messrs. Pyatt and Luebbers. Neither Mr. Pyatt nor Mr. Luebbers received equity awards in March 2022, at the time the other named executive officers received equity awards, as they were not serving as employees of the Company at such time. Instead, they received equity awards for their service as “outside directors,” which are directors who are not employees of the Company or its subsidiaries. Specifically, Mr. Pyatt received RSUs with an approximate value of $200,000 (27,473 units) in connection with his service as our non-executive Chairman, and Mr. Luebbers received RSUs with an approximate value of $90,000 (13,050 units), representing the customary outside director equity grant. The awards were granted on the date of our 2022 annual meeting of stockholders, which is the same date that we grant RSU awards to the other outside directors, and vest upon on the earlier to occur of (i) the one-year anniversary of the date of the grant and (ii) the election of directors at the first annual meeting of our stockholders occurring after the date of the grant, with vesting accelerated in the event of death or disability or termination of service without cause in connection with or within twenty-four (24) months following a change in control. In connection with their appointment as interim executive officers in November 2022, each of Messrs. Pyatt and Luebbers received RSUs with an approximate value of $325,000 (equivalent to 66,056 units). Such awards vest on the one-year anniversary of the grant date, provided that such officer’s continues to be employed by the Company or continues to serve on the board as of such date.

2022 Compensation for Mr. Hermes. In connection with his appointment as Chief Financial Officer, effective December 1, 2022, Mr. Hermes entered into an employment agreement that provided for an annual base salary of $375,000 and eligibility to participate in our annual cash incentive plan starting in fiscal 2023. In addition, Mr. Hermes received a one-time cash signing bonus of $100,000, subject to certain repayment provisions if his employment is terminated by the Company for Cause or if he resigns his employment other than for Good Reason, and an initial equity grant of approximately $375,000 in RSU grant value, vesting one-third per year subject to his continued service through the applicable vesting date.

Health and Welfare Benefits

Our named executive officers participate in the same health and welfare benefit programs as all other full-time employees, including life, medical and disability insurance, as well as the right to participate in a 401(k) Plan with an annual employer matching contribution. We do not maintain any nonqualified pension plans or deferred compensation plans.

Separation Benefits

Pursuant to Mr. Ward’s employment agreement, we provided him with certain benefits in connection with the termination of his employment in November 2022. We have also agreed to pay certain benefits to Messrs. Hermes, Boparai and Hirsty to the extent that their employment is terminated under certain circumstances, with the amount of the benefits set forth in their respective employment agreements. Please see “Executive Officer Termination Benefits” below for additional information. We provide these benefits to be competitive with typical market practice and to ensure executives’ continued focus and engagement in the event of certain potential transactions that benefit shareholders but may result in termination of the executive’s employment.

Compensation for 2023

Base Salaries and Cash Bonuses for 2023

The Committee did not increase the salaries of either of Messrs. Boparai or Hirsty, based upon the Company’s objective of preserving capital. There were also no increases for any of Messrs. Pyatt, Luebbers or Hermes, as their salaries had been established in November 2022, in the case of Messrs. Pyatt and Luebbers, when they were elected as interim executive officers, and in the case of Mr. Hermes, when he was hired as our Chief Financial Officer.

In April 2023, the Committee approved a cash payment of $150,000 to Mr. Luebbers for his effort and workload as Interim President commencing November 7, 2022. Mr. Luebbers’ role and responsibilities as Interim President were greater than anticipated at the time his compensation was established, and accordingly, the Committee desired to reward him for his extraordinary efforts.

2023 Equity Awards

In April 2023, our Committee approved grants of time-based RSUs to each of Messrs. Hermes, Boparai and Hirsty in the amounts set forth in the table below. No other named executive officer received RSU awards in 2023. While our Committee customarily makes equity awards to our executive officers in March each year, the 2023 awards were delayed as a result of the Board’s focus on the pending merger with Ready Capital.

Name	Number of Units
Jonathan Hermes	133,000
Nevin Boparai	182,000
Daniel Hirsty	75,000

The RSUs are subject to three-year ratable vesting, with one-third of the RSUs vesting each year commencing January 14, 2024, subject to continued service on each vesting date, with vesting accelerated upon certain qualifying terminations in connection with a change in control or if the successor entity does not assume the RSUs. Please see “Executive Officer Termination Benefits—Termination in Connection with or Following a Change in Control” for additional information.

Stock Ownership Policies

Our Board believes that our directors and named executive officers should have a meaningful investment in our common stock in order to more closely align their interests with those of our stockholders. Accordingly, our Board has established stock ownership policies for executives and non-employee directors.

Executive and Non-Employee Director Stock Ownership Requirements

Executive officers are required to own Company common stock with a value equal to at least the following multiples of their respective base salaries by the end of the fifth year after appointment to the applicable officer position:

Position	Ownership Requirement as Multiple of Base Salary
Chief Executive Officer	6x
Other Named Executive Officers	3x

Non-employee directors are required to own common stock with a value equal to at least five times the annual cash retainer for Board service by the end of the fifth year after initial election or appointment.

Until the required ownership level is achieved, executive officers must retain at least 50% of net-after-tax profit shares from equity compensation awards. Net-after-tax profit shares are shares from vesting of equity grants and/or shares received upon exercise of stock options, net of shares tendered or withheld for payment of the exercise price and net of taxes. This retention requirement will also apply if an executive or non-employee director becomes non-compliant due to a reduction in stock price.

Our stock ownership policies also set forth the forms of equity interests in our Company which count toward stock ownership, and specifically exclude pledged securities from counting. Shares that count toward ownership include shares owned directly or indirectly by the executive or immediate family members residing in the same household as well as RSUs that are earned solely by continued service. Unearned PRSUs and unexercised stock options (which we have not granted) do not count toward ownership. As of March 31, 2023, none of our executive officers or directors had pledged shares of our common stock. Our policies further provide that a non-management director who is prohibited by law or by the regulations of his or her employer from having an ownership interest in our Company’s securities shall be exempt. The full stock ownership policies are set forth in our Corporate Governance Guidelines, which are posted on our website.

Policy on Hedging and Margin

Our insider trading policy prohibits our directors, officers and employees from engaging in any hedging or monetization transactions or similar arrangements with respect to our securities. Such parties are also prohibited from engaging in any short sales, utilizing a margin account with respect to buying or selling our securities or trading in exchange-traded options or other derivative securities with respect to our securities.

Tax Matters

Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), generally disallows a tax deduction to publicly held companies for compensation paid to certain executive officers in excess of $1 million, subject to certain limited exceptions.

While we are aware of the impact of Section 162(m) of the Code on our compensation arrangements, our Committee believes that stockholder interests are best served if we retain maximum flexibility to design executive compensation programs that meet stated business objectives. Further, our Committee believes that it is not practicable to consider implementing a $1 million annual compensation limit per executive officer, given the Company’s business need to pay our officers competitive levels of compensation. In addition, we believe that, because we qualify as a REIT under the Code, and therefore are not subject to federal income taxes on our income to the extent distributed, the payment of compensation that does not satisfy the requirements of Section 162(m) will not generally affect our net income. However, to the extent that compensation does not qualify for deduction under Section 162(m), a larger portion of stockholder distributions may be subject to federal income taxation as dividend income rather than return of capital. We do not believe that Section 162(m) will materially affect the taxability of stockholder distributions, although no assurance can be given in this regard due to the variety of factors that affect the tax position of each stockholder. For these reasons, Section 162(m) does not directly govern our Committee’s compensation policy and practices.

Section 409A of the Code imposes additional significant taxes on an executive officer, director or service provider in the event that the individual receives “deferred compensation” that does not satisfy the requirements of Section 409A of the Code. In addition to traditional nonqualified deferred compensation plans, Section 409A of the Code applies to certain severance arrangements, bonus arrangements and equity awards. We structure all our nonqualified deferred compensation plans, severance arrangements, bonus arrangements and equity awards in a manner intended either to avoid the application of Section 409A of the Code or to comply with the applicable requirements of Section 409A of the Code.

Risks Associated with Compensation

We do not believe that risks arising from our compensation policies and practices for our employees are reasonably likely to have a material adverse effect on the Company. Our Committee believes that the mix and design of the elements of our executive compensation program do not encourage management to assume excessive risks. Our Committee reviewed the elements of executive compensation to determine whether any portion of executive compensation encourages excessive risk taking. Our Committee concluded that the following risk oversight and compensation design features guard against excessive risk-taking:

•	The Company adheres to effective processes for developing strategic and annual operating plans and approval of portfolio investments;

•	We provide base salaries generally consistent with each named executive officer’s responsibilities that are not “at risk”;

•	The determination of incentive awards is based on a review of financial and non-financial performance indicators as well as, in the case of the annual cash bonus, a meaningful qualitative assessment of personal performance;

•	The design of our long-term compensation program rewards named executive officers for driving growth for stockholders over three-year performance periods;

•	Payouts under our incentive plans are capped, in the case of the annual cash bonus as a percentage of target dollar value, and in the case of our PRSUs as a number of shares;

•	The vesting periods for equity compensation awards provides greater incentive to create and preserve long-term stockholder value, as well as encourages retention;

•	Executives are subject to minimum stock ownership guidelines that further encourages preservation of long-term stockholder value; and

•	The mix between fixed and variable, annual and long-term and cash and equity compensation is designed to encourage balanced strategies and actions that are in the Company’s long-term best interests.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis in this Proxy Statement with management. Based on such review and discussion, the Compensation Committee recommended to our Board that the Compensation Discussion and Analysis be incorporated by reference in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Respectfully submitted,

The Compensation Committee of the Board of Directors

Stephen G. Haggerty (Chairman)

Daniel J. Hirsch

David A. Karp

Pinkie D. Mayfield

COMPENSATION TABLES

Summary Compensation Table

The following table provides information regarding the compensation paid to our current and former Chief Executive Officers, current and former Chief Financial Officers and our other three executive officers for the years indicated.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards(1) ($)		Non-equity Incentive Plan Compensation ($)	All Other Compensation(2) ($)	Total ($)
Jeffrey Pyatt, Interim Chief Executive Officer (3)	2022	218,374	-	503,295	(4)	-	179,623	901,292
	2021	650,000	-	664,467		264,063	18,038	1,596,568
	2020	400,000	-	403,753		334,375	19,500	1,157,628
Brian Ward, Former Chief Executive Officer(5)	2022	510,415	-	1,119,767	(6)	-	1,120,168	2,750,350
Jonathan Hermes, Chief Financial Officer(7)	2022	31,250	100,000	375,000		-	50	506,300
David Schneider, Former Chief Financial Officer(8)	2022	407,000	-	481,082	(6)	-	22,172	910,255
	2021	370,000	-	436,065		166,500	2,100	974,665
	2020	350,000	-	902,813		255,938	1,500	1,510,251
Nevin Boparai, Chief Legal Officer	2022	402,000		481,082		160,800	21,919	1,065,801
	2021	365,000	-	436,065		164,250	14,580	979,895
	2020	109,973	223,544	448,628		-	2,975	785,120
Kevin Luebbers, Interim President	2022	49,242		409,690	(4)	-	110,200	569,132
Daniel Hirsty, National Head of Asset Management(9)	2022	314,000	-	165,891		125,600	13,404	618,895
	2021	300,000	-	132,893		135,000	15,113	583,006
	2020	200,000	7,379	-		133,750	8,706	349,835

(1)	The amounts shown represent the grant date fair value computed in accordance with FASB ASC Topic 718 of restricted stock awards granted under our Amended and Restated 2019 Stock Incentive Plan as currently in effect. See Note 11 of the Notes to Consolidated Financial Statements included in the Original Form 10-K for a discussion of the relevant assumptions used in calculating grant date fair value.
(2)	For Messrs. Pyatt, Ward, Hermes, Schneider, Boparai and Hirsty, the 2022 amounts may include employer contributions to the named executive officers’ health savings account, monthly mobile device fee reimbursement and employer matching contributions to the named executive officers’ 401(k) account. Additionally, for Mr. Pyatt, the amount includes $175,000, representing compensation that he was paid for service as non-executive chairman of the board. For Mr. Ward, the amount also includes $450,000, representing a payment made to him for relocation expenses in connection with his hiring as of Chief Executive Officer, and $655,895, representing severance payments and benefits made or accrued for the benefit of Mr. Ward. For Mr. Luebbers, the amount consists of nonemployee director cash compensation paid to him as a director of the Company prior to his appointment as our Interim President in November 2022.
(3)	Mr. Pyatt resigned as President and Chief Executive Officer effective March 1, 2022, and was appointed as Interim Chief Executive Officer effective November 7, 2022.
(4)	The amount of Mr. Pyatt’s equity award includes an award of RSUs with a fair market value of $178,300 that Mr. Pyatt received in connection with his service as the non-executive chairman of the board, and for Mr. Luebbers, includes an award of RSUs with a fair market value of $84,694 that Mr. Luebbers received for service as an outside director. These awards were granted in June 2022, prior to Messrs. Pyatt and Luebbers being appointed as interim executive officers.
(5)	Mr. Ward served as our Chief Executive Officer from March 1, 2022 through November 7, 2022.
(6)	These equity awards were forfeited upon the termination of the applicable named executive officer’s employment.
(7)	Mr. Hermes joined the Company as Chief Financial Officer on December 1, 2022.
(8)	Mr. Schneider ceased to serve as our Chief Financial Officer on December 1, 2022, but remained employed by the Company through December 31, 2022 as an advisor to the Chief Financial Officer.
(9)	As part of a management reorganization on April 29, 2022, Mr. Hirsty’s position as Chief Credit Officer was eliminated, and effective on the same date, he was appointed the Company’s National Head of Asset Management, which is a non-executive officer position.

Grants of Plan-Based Awards

The following table provides additional information relating to grants of plan-based awards made to our named executive officers during 2022:

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)(2)	Grant Date Fair Value of Stock and Option Awards ($)(3)
Name	Grant Date	Date of Board Action (if Different from Grant Date)	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Jeffrey Pyatt	6/9/2022	2/2/2022							27,473	178,300
	11/9/2022								66,056	324,996
Brian Ward	3/14/2022	2/2/2022							82,823	561,540
	3/14/2022		487,500	975,000	1,462,500
	3/14/2022	2/2/2022				41,412	82,823	124,234		558,227
Jonathan Hermes	12/1/2022	11/7/2022							93,052	375,000
David Schneider	3/14/2022								35,583	241,253
	3/14/2022					17,792	35,583	53,375		239,829
	3/14/2022		203,500	407,000	610,500
Nevin Boparai	3/14/2022								35,583	241,253
	3/14/2022					17,792	35,583	53,375		239,829
	3/14/2022		201,000	402,000	603,000
Kevin Luebbers	6/9/2022								13,050	84,694
	11/9/2022								66,056	324,996
Daniel Hirsty	3/14/2022								12,270	83,191
	3/14/2022					6,135	12,270	18,405		82,700
	3/14/2022		157,000	314,000	471,000

(1) The amounts shown represent each named executive officer’s threshold, target and maximum annual incentive opportunities for performance in 2022. These opportunities were approved by our Compensation Committee in March 2022. The actual amount of each named executive officer’s award is based on the achievement of certain performance goals as discussed in our Compensation Discussion and Analysis. The annual cash incentive awards earned by our named executive officers for performance in 2022 were paid during the first quarter of 2023, excluding awards to Messrs. Ward and Schneider, whose awards were forfeited upon the termination of their employment with the Company.

(2) The amounts in this column reflect the service-based restricted stock unit awards granted in 2022. The awards to Messrs. Ward and Schneider were forfeited upon the termination of their employment with the Company.

(3) The amounts shown represent the grant date fair value computed in accordance with FASB ASC Topic 718 of restricted stock awards granted under our Amended and Restated 2019 Stock Incentive Plan as currently in effect. See Note 11 of the Notes to Consolidated Financial Statements included in the Original Form 10-K for a discussion of the relevant assumptions used in calculating grant date fair value.

 Outstanding Equity Awards at Fiscal Year End

The following table sets forth information regarding equity-based awards granted to our named executive officers that were outstanding at December 31, 2022.

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)
Jeffrey Pyatt	13,888	(2)	49,441
	25,890	(3)	92,168
	27,473	(4)	97,804
	66,056	(5)	235,159
				19,418	(6)	69,128
Brian Ward	-		-	-		-
Jonathan Hermes	93,052	(7)	331,265	-		-
David Schneider	-		-	-		-
Nevin Boparai	15,322	(8)	54,546
	16,990	(3)	60,484
	35,583	(9)	126,675
				12,743	(6)	45,365
				17,792	(10)	63,340
Kevin Luebbers	13,050	(4)	46,458
	66,056	(5)	235,159
Daniel Hirsty	5,178	(3)	18,434
	12,270	(9)	43,681
				3,884	(6)	13,827
				6,135	(10)	21,841

(1)	The value is based upon the closing price on the Company’s common stock on the New York Stock Exchange on December 30, 2022 of $3.56.

(2)	These RSUs fully vest on August 6, 2023.

(3)	These RSUs vest in two equal annual installments commencing January 14, 2023.

(4)	These RSUs fully vest on the earlier of (i) June 9, 2022 and (ii) the election of directors at the 2023 annual meeting of the Company’s stockholders.

(5)	These RSUs fully vest on November 9, 2023.

(6)	These PRSUs represent the threshold amount of this performance award, and vest based on Relative TSR performance for the three-year performance period ending December 31, 2023.

(7)	These RSUs vest in three equal annual installments commencing December 1, 2023.

(8)	These RSUs vest in full on September 8, 2023.

(9)	These RSUs vest in three equal annual installments commencing January 14, 2023.

(10)	These PRSUs represent the threshold amount of this performance award, and vest based on Relative TSR performance for the three-year performance period ending December 31, 2024.

Stock Vested

The table below summarizes each vesting of Restricted Stock during 2022 for each of the named executive officers.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Jeffrey Pyatt	56,071	440,790
Brian Ward	-	-
Jonathan Hermes	-	-
David Schneider	34,912	222,215
Nevin Boparai	23,818	177,406
Kevin Luebbers	8,227	58,412
Daniel Hirsty	2,589	25,346

Executive Officer Termination Benefits

The employment agreements of each of Messrs. Hermes, Boparai and Hirsty provide for certain termination benefits in the event that their employment is terminated by us without “cause,” by the officer for “good reason,” or if the termination of employment is due to death or disability of the officer during his employment. Neither of the letter agreements governing the terms of employment of Messrs. Pyatt and Luebbers as interim executive officers include any such termination benefits (Messrs. Hermes, Boparai, Hirsty, Pyatt and Luebbers are hereby referred to as the “Continuing Officers”).

Our outstanding RSUs and PRSUs provide for acceleration upon the termination of the Continuing Officer’s employment under certain circumstances. These benefits are described below.

We were also a party to an employment agreement with Messrs. Ward and Schneider prior to their separation from the Company as our Chief Executive Officer and Chief Financial Officer, respectively. A description of the benefits Mr. Ward received upon termination of his employment are described below. Mr. Schneider did not receive any benefits in connection with his resignation from employment.

Mr. Pyatt was party to an employment agreement with us until he resigned as Chief Executive Officer effective March 1, 2022. In connection with his resignation, Mr. Pyatt entered into a letter agreement (the “Chairman Agreement”) providing for compensation as Chairman of the Board. Such agreement provided for Mr. Pyatt to receive an annual retainer in the amount of $210,000 paid in quarterly installments, as well as an equity award with a fair market value of $200,000. Payment of the retainer to Mr. Pyatt was terminated upon his entry into the letter agreement providing for his service as our Interim Chief Executive Officer.

As part of a management reorganization on April 29, 2022, Mr. Hirsty’s position as Chief Credit Officer was eliminated, and effective on the same date, he was appointed the Company’s National Head of Asset Management, which is a non-executive officer position. Mr. Hirsty entered into an amended and restated employment agreement with respect to his change in position. The termination benefits that Mr. Hirsty is entitled to in the event his employment is terminated by us without “cause,” by him for “good reason,” or if the termination of his employment is due to death or disability is unchanged from his prior employment agreement.

Termination of Employment without Cause or for Good Reason

Pursuant to each of Messrs. Hermes, Boparai and Hirsty’s employment agreements, each such officer is entitled to receive his base salary and Company group healthcare premiums as severance pay if we terminate such person’s employment without “cause,” or the executive officer resigns for “good reason.”

“Cause” is defined in the officers’ employment agreements to include certain actions by the executive officers, including: (i) fraud, theft, intentional dishonesty or breach of fiduciary duty with respect to the Company or subsidiary, (ii) gross negligence or willful misconduct in the performance of duties, (iii) failure to follow a reasonable directive of the Board or officer to whom the person reports, (iv) material breach of the employment agreement, including violations of non-disclosure, non-compete and non-solicit provisions or (v) conviction or indictment with respect to any felony or any crime involving an act of moral turpitude, or pleading guilty, no contest or nolo contendere with respect to any such crime.

“Good reason” is defined in the officers’ employment agreement to include events with respect to the applicable officers such as (i) a material diminution in the individual’s duties or title, (ii) a material breach by the Company of the employment agreement, (iii) a relocation of the officers’ place of employment more than a certain specified distance without his consent, (iv) a material reduction in target annual bonus or (v) reduction in annual salary except as part of an across the board reduction for senior executive officers of the Company.

In the event that we terminate any of Messrs. Hermes, Boparai or Hirsty’s employment without cause, or such officer resigns employment for good reason, then contingent upon the execution of a full release of claims, such officer will be entitled to receive his base salary in regular installments in accordance with the Company’s general payroll practice, and Company group healthcare premiums, paid on a monthly basis, for the following periods:

Name	Number of Months
Jonathan Hermes	12
Nevin Boparai	12
Daniel Hirsty	6

Termination of Employment due to Death or Disability

In the event that Messrs. Hermes, Boparai or Hirsty’s employment terminates as a result of death or disability, such officer and his family, in the event of termination due to disability, or the family, in the event of termination due to death, will be entitled to receive Company group healthcare premiums, paid on a monthly basis for a period of twelve months for Messrs. Hermes and Boparai, and six months for Mr. Hirsty. Additionally, if employment is terminated due to death or disability, then any unvested service based RSUs issued to such officer will fully vest as of the date of such termination, and PRSUs will vest on a pro-rated basis based upon performance during the full three-year performance period, and will be paid at the same time as other holder of the applicable PRSUs.

Termination in Connection with or Following a Change in Control

In the event that Messrs. Hermes, Boparai or Hirsty’s employment is terminated without cause in connection with, or within 30 days before, or during the 24 month period following, a “Change in Control” of the Company (the “Change of Control Period”), then, in addition to the benefits that the executive officer would otherwise be entitled to with respect to a without cause termination described above, the executive officer’s service based unvested RSUs will also fully vest as of the date of such termination, and in the case of termination by the executive officer for good reason during the Change of Control Period, unvested service based RSUs granted in 2021 and later will fully vest as of the date of such termination.

With respect to outstanding PRSUs, the applicable performance period ends upon the date of the Change in Control. If the acquiring company assumes the PRSUs, then the awards become subject to service based vesting through the end of the original three year performance period for officers employed by the Company on the date of the change of control, subject to acceleration if termination occurs due to death or disability, termination of the officer without cause, or termination by the officer for good reason prior to the end of the three-year performance period. If the acquiring company does not assume the PRSUs, then provided the officer is either employed by the acquiror, or the officer’s employment is terminated by the Company without cause, or terminated by the executive for good reason, in either case, within 30 days prior to the date of the Change in Control, the PRSUs will be paid out within 10 days of the Change in Control.

Post-Employment Restrictive Covenants

During the period of employment and for a specified period equivalent to the severance period thereafter (regardless of whether severance is payable), Messrs. Hermes, Boparai or Hirsty are obligated not to provide services or products that are competitive with the Company’s business or to solicit the Company’s customers. In addition, during the period of employment and for a specified period equivalent to the severance period thereafter, each of Messrs. Hermes, Boparai or Hirsty agrees not to solicit the Company’s employees. Notwithstanding the foregoing, Mr. Boparai’s employment agreement provides that he is not subject to the non-competition and non-solicitation provisions to the extent that is prohibited by any bar rules applicable to him as a lawyer.

Compensation in Connection with Mr. Ward’s Separation from the Company

In connection with the termination of Mr. Ward’s employment as our Chief Executive Officer on November 7, 2022, we entered a Separation and Release Agreement with him, pursuant to which Mr. Ward received the separation benefits to which he was entitled under his employment agreement as a result of a without cause termination by the Company, which benefits consist of payment of his base salary for a 12-month period, as well as payment in the amount equal to premium for COBRA benefits under the Company’s health plan for the same period. Additionally, the Company paid Mr. Ward his customary compensation and benefits for the remainder of November 2022 following the date of termination.

Mr. Schneider’s Resignation from the Company

Mr. Schneider resigned from his position as Chief Financial Officer on December 1, 2022, but agreed to remain with the Company through December 31, 2022 as an advisor to the Chief Financial Officer to ensure a seamless transition. As a result of his resignation, Mr. Schneider forfeited his unvested equity awards and was ineligible to receive an annual bonus for 2022.

Quantification of Termination Benefits

The table below reflects the amount of compensation and benefits payable to each Continuing Officer in the event of termination of employment under the circumstances indicated. The amounts shown are estimates of the amounts that would be paid to the relevant persons assuming the applicable termination and/or change in control occurred on December 31, 2022. The actual amounts may be determined only if and when the named executive officer’s employment is terminated and/or the change in control occurs. Receipt of benefits upon termination is subject to the execution of a general release of claims by the named executive officer. Although our employment and severance agreements with our current named executive officers contain certain restrictive covenants, including non-competition and non-solicitation provisions, no specific value to the company has been ascribed to these covenants in the table.

Name	Cash Severance $	Health Plan Payments $	Equity Award(1) $	Total $
Jeffrey Pyatt
Termination with Cause	-	-	-	-
Termination without Cause or for Good Reason	-	-	-	-
Resignation without Good Reason	-	-	-	-
Retirement	-	-	-	-
Death or Disability	-	-	521,620	521,620
Change in Control/Termination without Cause	-	-	544,662	544,662
Change in Control/Termination for Good Reason	-	-	495,221	495,221
Jonathan Hermes
Termination with Cause	-	-	-	-
Termination without Cause or for Good Reason	375,000	24,000	-	399,000
Resignation without Good Reason	-	-	-	-
Retirement	-	-	-	-
Death or Disability	-	24,000	331,625	355,625
Change in Control/Termination without Cause	375,000	24,000	331,625	730,625
Change in Control/Termination for Good Reason	375,000	24,000	331,625	730,625
Nevin Boparai
Termination with Cause	-	-	-	-
Termination without Cause or for Good Reason	402,000	24,000	-	426,000
Resignation without Good Reason	-	-	-	-
Retirement	-	-	-	-
Death or Disability	-	24,000	274,881	298,881
Change in Control/Termination without Cause	402,000	24,000	350,411	776,411
Change in Control/Termination for Good Reason	402,000	24,000	295,864	721,864
Kevin Luebbers
Termination with Cause	-	-	-	-
Termination without Cause or for Good Reason	-	-	-	-
Resignation without Good Reason	-	-	-	-
Retirement	-	-	-	-
Death or Disability	-	-	281,617	281,617
Change in Control/Termination without Cause	-	-	281,617	281,617
Change in Control/Termination for Good Reason	-	-	281,617	281,617

Name	Cash Severance $	Health Plan Payments $	Equity Award(1) $	Total $
Daniel Hirsty
Termination with Cause	-	-	-	-
Termination without Cause or for Good Reason	157,000	7,500	-	164,500
Resignation without Good Reason	-	-	-	-
Retirement	-	-	-	-
Death or Disability	-	7,500	78,613	86,113
Change in Control/Termination without Cause	157,000	7,500	97,783	262,283
Change in Control/Termination for Good Reason	157,000	7,500	97,783	262,283

(1) For purposes of determining the value of PRSUs, the number of shares earned assumes achievement of the threshold amount of the award as of the date of the Change in Control, and that the acquiring company does not assume the PRSU awards. If the acquiring company assumed the PRSU awards, then the number of shares of common stock to be awarded pursuant to the PRSU would still be determined as of the date of the Change in Control, but would be subject to service based vesting through the end of the original three-year performance period (subject to acceleration in the event of a termination without cause, a good reason termination by the executive, or the executive’s termination by reason of death or disability).

Chief Executive Officer Pay Ratio Disclosure

We are required by SEC rules to disclose the ratio of the total compensation of our Chief Executive Officer during 2022, to the total compensation for 2022 of our median employee. For 2022, we used the same median employee that was identified in 2021 since there has been no change in our employee population or employee compensation arrangements that we believe would significantly impact our pay ratio disclosure. We identified our median employee in 2021 based on our December 31, 2021 employee base. We identified the median employee based on compensation reported on Form W-2 for our 2021 employees other than our Chief Executive Officer. We annualized the compensation reported on Form W-2 for employees who joined the Company during 2021.

During 2022, Mr. Pyatt served as our Chief Executive Officer from the beginning of the year through February 28, 2022, and as our interim Chief Executive Officer from November 7, 2022 through the end of the year. During the period that Mr. Pyatt was not serving as our Chief Executive Officer, he received compensation for service as our Chairman of the Board. Pursuant to instruction 10 to Item 402(u) of Regulation S-K, we are basing Mr. Pyatt’s total compensation for purposes of calculating Mr. Pyatt’s compensation on an annualized basis, determined based upon the periods he served as our Chief Executive Officer during 2022 (and excluding the period he served only as the Chairman of the Board). Accordingly, we calculated Mr. Pyatt’s total salary for service as our Chief Executive Officer as $699,180 for the year 2022. Additionally, for purposes of calculating Mr. Pyatt’s total compensation, we have also included (i) the grant date fair value of the RSU award calculated in accordance with FASB ASC Topic 718 that Mr. Pyatt received in connection with his appointment as our interim Chief Executive Officer on November 7, 2022 ($324,996), and (ii) the amount of his 2022 All Other Compensation disclosed in the Summary Compensation Table, excluding the fees he was paid for the period he served as our non-executive Chairman ($4,623). Mr. Pyatt’s total annualized compensation calculated in such manner is $1,028,799.

Our median employee’s total compensation for 2022 calculated on the same basis as determined in the Summary Compensation Table was $124,349. The ratio of Mr. Pyatt’s annualized compensation to the total compensation of our median employee for 2022 is 8.3 to 1.

Compensation Committee Interlocks and Insider Participation

The members of our Compensation Committee of our Board are Messrs. Haggerty (Chairman), Hirsch and Karp and Ms. Mayfield, each of whom is an independent director. None of our executive officers serves as a member of a board of directors or compensation committee, or other committee serving an equivalent function, of any other entity that has one or more of its executive officers serving as a member of our Board or Compensation Committee.

Treatment of Equity Awards Under the Merger Agreement

Pursuant to the Merger Agreement between the Company and Ready Capital, at the effective time of the merger of the Company into Merger Sub (the “Effective Time”), each PRSU will be cancelled immediately prior to the Effective Time, with the holder thereof becoming entitled to receive a number of shares of common stock of Ready Capital (“Ready Capital Common Stock”) equal to the product of (i) the number of shares of our common stock subject to such PRSU (determined based on the achievement of applicable performance goals measured as of immediately prior to the Effective Time) and (ii) 0.47233 (such number, the “Exchange Ratio”) shares of Ready Capital Common Stock. Additionally, each RSU award will be assumed by Ready Capital and converted into an award of restricted stock units with respect to a number of shares of Ready Capital Common Stock equal to the product of (i) the total number of shares of our common stock subject to such RSU award as of immediately prior to the Effective Time and (ii) the Exchange Ratio, on the same terms and conditions as were applicable to such RSU award as of immediately prior to the Effective Time (including vesting conditions).

Pursuant to the terms and conditions of the award agreement governing each RSU award granted to executive officers, upon an executive officer’s termination by us or a successor entity without cause, or, in the case of an RSU award granted in 2021 and thereafter, resignation by the executive officer for good reason, in either case within twenty-four months following a change in control, such RSU award will immediately vest in full. Such accelerated vesting treatment will continue to apply to RSU Awards following the completion of the merger.

Outside Director Compensation

Director Compensation Table

The following table provides information regarding the compensation of our outside directors for the fiscal year ended December 31, 2022, other than for Messrs. Pyatt and Luebbers, who were appointed as interim officers of the Company in November 2022. The compensation of Messrs. Pyatt and Luebbers in 2022, including for the period that Messrs. Pyatt and Luebbers served as outside directors, is described in the Compensation Discussion and Analysis and quantified in the Summary Compensation Table in this Amendment. We refer to directors who are neither employees of the Company or its subsidiaries nor have a consulting or letter agreement with the Company or its subsidiaries as “outside directors.”

Name	Fees Paid in Cash ($)	Stock Awards(1) ($)	All Other Compensation ($)	Total ($)
Stephen G. Haggerty	92,500	84,694	-	177,195
Daniel J. Hirsch	98,750	84,694	-	183,445
Norma J. Lawrence	92,500	84,694	-	177,195
David A. Karp	128,750	84,694	-	213,445
Pinkie D. Mayfield(2)	59,792	84,694	-	144,486

(1) The amounts shown represent the grant date fair value computed in accordance with Statement of Financial Accounting Standards Bulletin ASC Topic 718 referred to as “FASB ASC Topic 718,” of restricted stock awards granted under our Amended and Restated 2019 Stock Incentive Plan as currently in effect.

(2) Ms. Mayfield joined our Board on April 25, 2022, and as a result, received a reduced amount of director fees during 2022.

Outside Director Compensation

Pursuant to our outside director compensation policy, each outside director receives an annual retainer of $175,000, consisting of a $80,000 annual cash retainer paid in quarterly installments, and a restricted stock unit (“RSU”) grant equal to $95,000 divided by the closing price of our common stock on the last day before the grant date. The amount of the annual cash retainer and RSU grant were each increased during 2022 by $5,000 over the 2021 amounts.

The RSU awards are customarily granted on the date of our annual meeting of stockholders and will vest on the earlier of one year anniversary of the date of grant or the date of the next annual meeting based on the director’s continued service through such date; provided, however, that any unvested awards will accelerate in the event the recipient dies while serving as a director, discontinues service as a director as a result of disability, or if the service of a director is terminated without cause in connection with or within 24 months of a change in control of the Company.

Our Board adopted a program in 2020 that allows each outside director, effective beginning as of the date of the Annual Meeting, to elect to receive an increase in the annual RSU grant in lieu of all or any portion of the annual cash retainers for Board service, and the additional compensation payable for lead independent director service, committee chair service and committee member service, as described below. The increase in the annual RSU grant, if elected, will be for a number of shares equal to the foregone amount of the cash retainers divided by the closing price per share of common stock on the last trading day before the grant date.

We also pay additional annual cash compensation to our lead independent director, chairpersons of our Audit, Compensation, and Nominating and Corporate Governance and Finance Committees, as well as other members of such committees, as set forth below. The amounts paid to the committee chairpersons were nominally increased during 2022, with the increased amounts set forth below.

Payments, if made in cash, are also paid in quarterly installments.

Lead Independent Director and Committee Chairs

•	Lead independent director: $25,000

•	Chair of the Audit Committee: $25,000

•	Chair of the Compensation Committee: $15,000

•	Chair of the Nominating and Corporate Governance Committee: $12,500

•	Chair of the Finance Committee: $12,500

Other Committee Members

•	Audit Committee: $10,000

•	Compensation Committee: $5,000

•	Nominating and Corporate Governance Committee: $5,000

•	Finance Committee: $5,000

In addition, in recognition of the significant additional effort and time required of the directors commencing in the fall of 2022 in connection with the Company’s leadership transition, in April 2023, our Compensation Committee approved a special one-time additional cash payment to each outside director in the amount of $50,000. Among other things, this additional director compensation reflects that the Board has met on an almost weekly basis since the fall of 2022, and that our outside director compensation does not provide for fees for the occurrence of excess Board meetings.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes information about the Company’s equity compensation plans as of December 31, 2022.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by shareholders	747,912	-	(1)	3,291,351
Equity compensation plans not approved by shareholders	-	-		-
Total	747,912	-		3,291,351

(1)	No exercise price is payable with respect to the outstanding RSUs, which are the only outstanding equity awards.

Securities Ownership of Certain Beneficial Owners

The following table sets forth information known to us regarding the beneficial ownership of our common stock as of March 31, 2023 by:

•	each of the Company’s directors;

•	each of the Company’s named executive officers;

•	all of the Company’s directors, and executive officers as a group; and

•	each person known to us to be the beneficial owner of more than 5% of outstanding shares of our common stock.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if such person possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable within 60 days. Common stock issuable upon RSU awards vesting within 60 days are deemed outstanding solely for purposes of calculating the percentage of total voting power of the beneficial owner thereof.

The beneficial ownership of our common stock is based on 131,750,308 shares of our common stock issued and outstanding as of March 31, 2023.

Name of Beneficial Owner(1)	Shares Beneficially Owned	Percent of Class
Jeffrey Pyatt(2)	2,620,246	2.0%
Stephen G. Haggerty(3)	852,089	*
Daniel J. Hirsch(4)	193,741	*
Norma J. Lawrence	26,177	*
Kevin M. Luebbers(5)	123,741	*
David A. Karp	26,177	*
Pinkie D. Mayfield	--	*
Jonathan Hermes	--	*
Nevin Boparai	40,533	*
Brian Ward(6)	31,925	*
Daniel Hirsty	13,150	*
All current directors and executive officers as a group (9 individuals)(7)	3,882,704	2.9%

Greater than 5% Stockholders:
Vanguard Group Inc.(8)	12,452,881	9.5%
BlackRock, Inc.(9)	11,006,157	8.4%

*	Less than 1%.
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Broadmark Realty Capital Inc., 1420 Fifth Avenue, Suite 2000, Seattle, Washington 98101.
(2)	Includes 13,337 shares held jointly by Mr. Pyatt and his wife, and 2,487,623 shares held by Pyatt Lending Company, LLC. Mr. Pyatt and his spouse are the beneficial owners of the shares held by Pyatt Lending Company, LLC as they share voting and dispositive power over such shares.
(3)	The reported amount includes 209,521 shares of common stock issuable upon the exercise of warrants to acquire one share of common stock at an exercise price of $11.50 per share (the “Company Private Placement Warrants”) and 5,654 shares of common stock owned by Mr. Haggerty’s children.
(4)	The reported amount includes 259 shares of common stock issuable upon the exercise of Company Private Placement Warrants.
(5)	The reported amount includes 259 shares of common stock issuable upon the exercise of Company Private Placement Warrants.

(6)	The number of shares of common stock owned is as of June 14, 2022, as reported on the last Form 4 filed by Mr. Ward.
(7)	The reported amount includes 210,039 shares of common stock issuable upon the exercise of Company Private Placement Warrants.
(8)	Based solely on Amendment No. 3 to Schedule 13G filed with the SEC on February 9, 2023 by Vanguard Group Inc. (“Vanguard Group”). Vanguard Group reported aggregate beneficial ownership of 12,452,881 shares of common stock, with shared voting power over 85,590 shares of common stock, sole dispositive power over 12,255,472 shares of common stock, and shared dispositive power over 197,409 shares. Vanguard Group’s address is 100 Vanguard Blvd., Malvern, PA 19355.
(9)	Based solely on Amendment No. 2 to Schedule 13G filed with the SEC on February 3, 2023 by BlackRock, Inc. BlackRock, Inc. reported aggregate beneficial ownership of 11,006,157 shares of common stock, with sole voting power over 10,744,081 shares of common stock and sole dispositive power over 11,006,157 shares of common stock. BlackRock, Inc.’s address is 55 East 52nd Street, New York, NY 10055.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transaction Policy

Our Board adopted a written related party transaction policy that provides that all related party transactions shall be subject to review by the disinterested members of our Audit Committee. Pursuant to the related party transaction policy, a related party transaction includes any financial transaction, arrangement or relationship or series of similar transactions, arrangements or relationships in which, (1) an executive officer, director, beneficial owner of greater than 5% of the Company’s outstanding shares of common stock, par value $0.001 per share, or their respective immediate family members (each a “Related Person”) has a direct or indirect material interest, (2) the aggregate amount involved will or may be expected to exceed $100,000, and (3) the Company or one of its subsidiaries was or is to be a participant. The policy generally requires a Related Person to report any transactions or arrangements that could be related party transactions in advance to the Company’s Chief Financial Officer or other designee. If it is determined that the transaction or arrangement could be a related party transaction, the transaction or arrangement must be presented to our Audit Committee for review and approval, disapproval or ratification. In connection with its review of a related party transaction, our Audit Committee will take into account, among other factors it deems appropriate, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the Related Person’s interest in the transaction.

Related Party Transactions

Our charter provides for certain indemnification rights for our directors and officers, and we entered into an indemnification agreement with each of our executive officers and directors providing for procedures for indemnification and advancements by us of certain expenses and costs relating to claims, suits or proceedings arising from his or her service to us or, at our request, service to other entities, as officers or directors.

Independence of Directors

NYSE listing standards require NYSE-listed companies to have a majority of independent board members and an audit committee, a compensation committee and a nominating/corporate governance committee, each comprised solely of independent directors. Under the NYSE listing standards, no director of a company qualifies as “independent” unless the board of directors of a company affirmatively determines that the director has no material relationship with the company (either directly or as a partner, stockholder or officer of an organization that has a relationship with such company). After reviewing all relevant relationships and considering the NYSE requirements for independence, our Board determined that each of Messrs. Haggerty, Hirsch and Karp, and Mmes. Lawrence and Mayfield are independent under the NYSE listing standards.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Independent Registered Public Accounting Firm

Moss Adams LLP billed $711,947 and $735,548 in Audit Fees for services performed for the fiscal years ended December 31, 2022 and December 31, 2021, respectively. Audit Fees include fees for the audit of our annual financial statements, the review of the interim financial statements included in our quarterly report on Form 10-Q, services provided in connection with registration statements and other professional services provided in connection with regulatory filings. There were no other fees billed by Moss Adams LLP for services rendered to the Company, other than the services described above, for the years ended December 31, 2022 and December 31, 2021.

Audit Committee’s Pre-Approval Policies and Procedures

The Audit Committee’s policy is to review and pre-approve, either pursuant to the Company’s Audit Committee Pre-Approval Policy (the “Pre-Approval Policy”) or through a separate pre-approval by the Audit Committee, any engagement of the Company’s independent auditor to provide any audit and non-audit services to the Company. In its pre-approval and review of non-audit service fees, the Audit Committee considers, among other factors, the possible effect of the performance of such services on the auditor’s independence.

Pursuant to the Pre-Approval Policy, our Audit Committee may delegate authority to one or more of its members to pre-approve engagements for the performance of audit and non-audit services. Any member of our Audit Committee who pre-approves audit or non-audit services pursuant to a delegation of authority must report such pre-approval decisions to the Audit Committee at its next scheduled meeting. During 2022, all of the services provided by Moss Adams LLP were pre-approved by our Audit Committee.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) and (2) Financial Statements and Financial Statement Schedules.

See “Index to Financial Statements and Schedules” on Page F-1 of the Original Form 10-K.

(3) Exhibits: The exhibits required to be filed by Item 15 are set forth in, and filed with or incorporated by reference in, the “Exhibit Index” of the Original Form 10-K. The attached list of exhibits in the “Exhibit Index” sets forth the additional exhibits required to be filed with this Amendment and is incorporated herein by reference in response to this item.

Exhibit Number	Description
31.1	Rule13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Broadmark Realty Capital Inc.

31.2	Rule13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Broadmark Realty Capital Inc.

104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROADMARK REALTY CAPITAL INC.

By:	/s/ Jeffrey B. Pyatt	April 21, 2023
Interim Chief Executive Officer (Principal Executive Officer)