Form 10-Q
period 2023-03-31
Broadmark Realty Capital Inc.
filed 2023-05-09
CIK 1784797

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 2, 2023, there were 131,750,308 shares of common stock outstanding.

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
•
risks related to our merger with Ready Capital Corporation, including that the merger will require significant time and resources, potentially diverting attention from the conduct of our business, the potential adverse effect on our operating results and business generally resulting from the merger, and the anticipated and unanticipated costs, fees, expenses and liabilities related to the merger; and
•
other factors set forth in our periodic filings with the Securities and Exchange Commission.

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

Broadmark Realty Capital Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data, unaudited)

	March 31, 2023	December 31, 2022
Assets
Cash and cash equivalents	$39,323	$54,964
Mortgage notes receivable, net	784,881	881,950
Interest and fees receivable, net	12,902	14,775
Investment in real property held for sale, net	36,096	24,516
Investment in real property held for use, net	155,207	63,382
Right-of-use assets	5,503	5,609
Other assets	5,538	6,311
Total assets	$1,039,450	$1,051,507

Liabilities and stockholders' equity
Senior unsecured notes, net	$97,932	$97,789
Dividends payable	4,612	4,654
Accounts payable and accrued liabilities	9,988	13,489
Lease liabilities	7,394	7,522
Total liabilities	119,926	123,454
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.001 par value, 100,000,000 shares authorized, no shares issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized, 131,750,308 and 131,645,145 issued and outstanding at March 31, 2023 and December 31, 2022, respectively	131	131
Additional paid in capital	1,215,933	1,215,229
Accumulated deficit	(296,540)	(287,307)
Total stockholders' equity	919,524	928,053
Total liabilities and stockholders' equity	$1,039,450	$1,051,507

See accompanying notes to the unaudited condensed consolidated financial statements

Broadmark Realty Capital Inc.

Condensed Consolidated Statements of Income

(in thousands, except share and per share data, unaudited)

	Three Months Ended
	March 31, 2023	March 31, 2022
Revenues:
Interest income	$19,264	$24,110
Fee income	4,572	5,763
Total interest and fee income	23,836	29,873
Real property revenue from operations	865	826
Total revenues	24,701	30,699

Expenses:
Compensation and employee benefits	4,322	5,078
General and administrative	3,221	3,186
Merger transaction related expenses	4,920	—
Real property operating expenses and depreciation	2,831	748
Interest expense	2,116	2,115
Total expenses	17,410	11,127

Impairment:
Provision for credit losses, net	1,701	1,747
Impairment of real property	1,004	—
Total impairment	2,705	1,747

Other (expense) income:
Change in fair value of warrant liabilities	—	(8)
Gain (loss) on sale of real property	(30)	257
Total other (expense) income	(30)	249

Income before provision for income taxes	4,556	18,074
Income tax provision	—	—
Net income	$4,556	$18,074
Earnings per common share:
Basic	$0.03	$0.14
Diluted	$0.03	$0.14
Weighted-average shares of common stock outstanding, basic and diluted:
Basic	131,727,381	132,769,876
Diluted	132,046,269	132,836,771

See accompanying notes to the unaudited condensed consolidated financial statements

Broadmark Realty Capital Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data, unaudited)

	Preferred		Common Stock		Additional
	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balances as of December 31, 2022	—	$—	131,645,145	$131	$1,215,229	$(287,307)	$928,053
Net income	—	—	—	—	—	4,556	4,556
Dividends	—	—	—	—	—	(13,789)	(13,789)
Issuance of shares for vested restricted stock units	—	—	150,309	—	—	—	—
Shares withheld for tax liability	—	—	(45,146)	—	(201)	—	(201)
Stock-based compensation expense for restricted stock units	—	—	—	—	905	—	905
Balances as of March 31, 2023	—	$—	131,750,308	$131	$1,215,933	$(296,540)	$919,524

	Preferred		Common Stock		Additional
	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balances as of December 31, 2021	—	$—	132,716,338	$132	$1,216,957	$(68,621)	$1,148,468
Net income	—	—	—	—	—	18,074	18,074
Dividends	—	—	—	—	—	(27,885)	(27,885)
Issuance of shares for vested restricted stock units	—	—	109,355	—	—	—	—
Issuance of shares for exercised warrants	—	—	25	—	—	—	—
Shares withheld for tax liability	—	—	(32,276)	—	(328)	—	(328)
Stock-based compensation expense for restricted stock units	—	—	—	—	985	—	985
Balances as of March 31, 2022	—	$—	132,793,442	$132	$1,217,614	$(78,432)	$1,139,314

See accompanying notes to the unaudited condensed consolidated financial statements

Broadmark Realty Capital Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Three Months Ended
	March 31, 2023	March 31, 2022
Cash flows from operating activities
Net income	$4,556	$18,074
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of deferred origination and amendment fees	(4,088)	(5,318)
Depreciation and amortization	601	219
Amortization of right of use assets	106	99
Amortization of debt issuance costs	143	143
Amortization of credit facility costs	377	379
Stock-based compensation expense for restricted stock units	905	985
Provision for credit losses, net	1,701	1,747
Loss (gain) on sale of real property	30	(257)
Impairment of real property	1,004	—
Change in fair value of warrant liabilities	—	8
Changes in operating assets and liabilities:
Interest and fees receivable, net	(1,516)	(1,991)
Other assets	308	(135)
Accounts payable and accrued liabilities	(3,085)	714
Lease liabilities	(128)	(114)
Net cash provided by operating activities	914	14,553
Cash flows from investing activities:
Fundings of mortgage notes receivable	(78,555)	(123,802)
Principal collections	73,204	96,366
Origination and amendment fees received on mortgage notes receivable	1,379	1,968
Purchases of property and equipment	—	(198)
Proceeds from sale of real property	3,304	5,288
Improvements in real property	(1,855)	(1,450)
Net cash used in investing activities	(2,523)	(21,828)
Cash flows from financing activities:
Dividends paid	(13,831)	(27,879)
Payment of taxes on shares withheld for tax liability	(201)	(328)
Net cash used in financing activities	(14,032)	(28,207)
Net decrease in cash and cash equivalents	(15,641)	(35,482)
Cash and cash equivalents, beginning of period	54,964	132,889
Cash and cash equivalents, end of period	$39,323	$97,407
Supplemental disclosure of non-cash investing and financing activities:
Dividends payable	$4,612	$9,297
Mortgage notes receivable converted to investment in real property	$103,013	$—
Interest and fee receivables converted to investments in real property	3,389	—

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

The consolidated subsidiaries of Broadmark Realty include BRMK Lending, LLC, BRMK Management, Corp., and Broadmark Private REIT Management, LLC. BRMK Lending, LLC originates short-term loans generally secured by first deed of trust position liens on residential and commercial real estate. BRMK Management, Corp. (the “Manager”) manages the underwriting, closing, servicing and disposition of mortgage notes, and performs all general and administrative duties for Broadmark Realty. Broadmark Private REIT Management, LLC (the “Private REIT Manager”) previously managed Broadmark Private REIT, LLC (the “Private REIT”), which was an unconsolidated affiliate of the Company that primarily participated in loans originated, underwritten and serviced by a subsidiary of Broadmark Realty.

On February 26, 2023, the Company, Ready Capital Corporation (“Ready Capital”) and Ready Capital Merger Sub, LLC (“Merger Sub”) entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which the Company will merge with and into Merger Sub, with Merger Sub continuing as the surviving company and a subsidiary of Ready Capital (the “Merger”) where each share of the Company’s common stock will be converted into 0.47233 shares of Ready Capital common stock. The transaction is expected to close during the second quarter of 2023, subject to the respective approvals by the stockholders of Ready Capital and the Company and other customary closing conditions. Ready Capital is a multi-strategy real estate finance company that originates, acquires, finances and services small-to-medium balance commercial loans and is headquartered in New York, New York.

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements include Broadmark Realty Capital Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. These unaudited condensed consolidated interim financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these unaudited condensed consolidated interim financial statements have been prepared in accordance with the accounting policies described in the audited consolidated financial statements and should be read in conjunction with the accompanying notes included in Broadmark Realty Capital Inc.’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2022, which was filed with the SEC on March 1, 2023 and amended on April 21, 2023. The condensed consolidated balance sheet as of December 31, 2022, included herein, was derived from the audited financial statements of Broadmark Realty Capital Inc. as of that date.

Broadmark Realty Capital Inc.

The unaudited condensed consolidated interim financial statements, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position as of March 31, 2023, our results of operations and stockholders’ equity for the three months ended March 31, 2023 and 2022, and our cash flows for the three months ended March 31, 2023 and 2022. The results of the three months ended March 31, 2023 is not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any interim period or for any other future year.

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

Reclassifications

Certain amounts in our unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2023 have been reclassified to conform to the presentation of our current period unaudited condensed consolidated financial statements. These reclassifications had no effect on our previously reported net income or stockholders’ equity.

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

Broadmark Realty Capital Inc.

Reportable Segments

We operate the business as one reportable segment. Our principal business activities are related to the origination, underwriting and serving of loans secured by real estate as well the investment in real property held for sale and use.

Recently Issued Accounting Pronouncements

In March 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which eliminates the accounting guidance for troubled debt restructurings (“TDR”) for creditors that have adopted the current expected credit losses (“CECL”) standard and requires enhanced disclosures for loan modifications made to borrowers experiencing financial difficulty in the form of interest rate reductions, principal forgiveness, other-than-insignificant payment delays, or term extensions. In addition, the new guidance requires presentation in the vintage disclosures of current-period gross write-offs by year of origination. The Company adopted the ASU for modifications beginning in the first quarter of 2023. While the guidance resulted in expanded disclosures, the adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

Merger Transaction Costs

All transaction costs associated with the Merger have been expensed as incurred.

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

Mortgage notes receivable are considered to be short-term financings. As of March 31, 2023, the weighted average term outstanding of our active loans was 23 months, which we often elect to extend for several months, based on our evaluation of the expected timeline for completion of construction. All loans require monthly interest only payments, with our weighted average interest rate on our portfolio being 10.0% as of March 31, 2023. Most loans are structured with an interest reserve holdback that covers the interest payments for the initial term of the loan. Once the interest reserve is depleted, borrowers are expected to pay their monthly interest payment within 10 days of month-end.

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

Broadmark Realty Capital Inc.

The following table reconciles outstanding mortgage loan commitments to the outstanding balance of mortgage notes receivable as of March 31, 2023 and December 31, 2022:

(dollars in thousands)	March 31, 2023	December 31, 2022
Total loan commitments	$1,211,474	$1,417,325
Less:
Construction holdbacks(1)	356,645	452,690
Interest reserves	28,234	33,633
Total principal outstanding for our mortgage notes receivable	826,595	931,002
Less:
Allowance for credit losses(2)	35,920	41,492
Deferred origination and amendment fees	5,794	7,560
Mortgage notes receivable, net	$784,881	$881,950

(1)
As of March 31, 2023 and December 31, 2022 this amount includes $11.3 and $22.8 million, respectively, of construction holdbacks for defaulted loans that we are no longer required to pay. These amounts are included in the loan commitment totals.
(2)
As of March 31, 2023 and December 31, 2022, $1.1 and $1.5 million, respectively, of the CECL allowance is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable and accrued liabilities in our consolidated balance sheet.

When a loan is deemed collateral dependent or high risk, it is placed on non-accrual status with interest income recognized on a cash-basis where principal collection is not in doubt. As of March 31, 2023 and December 31, 2022, the principal outstanding on loans in contractual default status placed on non-accrual status was $165.2 and $217.2 million, respectively.

As of March 31, 2023 and December 31, 2022, the principal outstanding on loans in contractual default was $166.6 and $250.4 million, respectively.

The following tables show the carrying value of loans in contractual default status by collateral type and the LTV of the loans in contractual default at the dates indicated:

	March 31, 2023
(dollars in thousands)	Number of Loans	Carrying Value	% of Total
Collateral Type
Residential lots	6	$28,855	17.3%
Single Family Housing	14	24,509	14.7
Entitled Land	2	24,426	14.7
Hotel	1	15,770	9.5
Mixed Use	3	13,095	7.9
Apartments	5	12,624	7.6
Duplex	1	10,218	6.1
Quadplex	1	10,179	6.1
Offices	1	6,328	3.8
Townhomes	3	6,227	3.7
Condos	2	6,126	3.7
Retail	1	5,505	3.3
Commercial Lots	1	2,698	1.6
Total	41	$166,560	100.0%

	March 31, 2023
(dollars in thousands)	Carrying Value	% of Total
LTV(1)
0 - 40%	$2,690	1.6%
41 - 60%	57,304	34.4
61 - 80%	90,779	54.5
Above 80%	15,787	9.5
Total	$166,560	100.0%

(1)
Represents current LTV as of origination or latest amendment. At March 31, 2023, the weighted average LTV for loans in contractual default using the latest appraisal was 137.7%. The weighted average LTV of our loans in contractual default net of our allowance for credit losses was approximately 80.2%.

Broadmark Realty Capital Inc.

	December 31, 2022
(dollars in thousands)	Number of Loans	Carrying Value	% of Total
Collateral Type
Residential lots	8	$71,306	28.5%
Condos	3	42,237	16.9
Hotel	2	28,919	11.5
Entitled Land	2	22,447	9.0
Townhomes	5	21,175	8.5
Single Family Housing	11	20,335	8.1
Mixed Use	4	14,795	5.9
Unentitled Land	1	10,496	4.2
Apartments	2	6,947	2.8
Offices	1	6,288	2.5
Retail	1	5,443	2.2
Total	40	$250,388	100.0%

	December 31, 2022
(dollars in thousands)	Carrying Value	% of Total
LTV (1)
0 - 40%	$3,969	1.6%
41 - 60%	91,201	36.4
61 - 80%	139,537	55.7
Above 80%	15,681	6.3
Total	$250,388	100.0%

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

The following tables summarize the activity in the CECL allowance during the three months ended March 31, 2023 and 2022:

	CECL Allowance
(dollars in thousands)	Funded	Unfunded(2)	Total
CECL allowance as of December 31, 2022	$41,492	$1,474	$42,966
Provision for credit losses, net	2,117	(416)	1,701
Charge-offs(1)	(7,689)	—	(7,689)
CECL allowance as of March 31, 2023	$35,920	$1,058	$36,978

	CECL Allowance
(dollars in thousands)	Funded	Unfunded (2)	Total
CECL allowance as of December 31, 2021	$10,394	$904	$11,298
Provision for credit losses, net	1,554	193	1,747
Charge-offs(1)	(3,301)	—	(3,301)
CECL allowance as of March 31, 2022	$8,647	$1,097	$9,744

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

As of March 31, 2023 and 2022, the funded and unfunded CECL allowance aggregated $37.0 and $9.7 million, which represents a decrease from December 31, 2022 and 2021, respectively, of $6.0 and $1.6 million. This decreased allowance reflects increased principal losses realized on repaid loans and loans transferred to real estate owned.

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
The following tables allocate the carrying value of our loan portfolio based on our internal credit quality indicators in assessing estimated credit losses and vintage of origination at the dates indicated:

	March 31, 2023		Year Originated(1)
(dollars in thousands)	Carrying Value	% of Portfolio	2023	2022	2021	2020	Prior
Construction Type
Vertical Construction	$502,227	61.2%	$19,303	$353,282	$64,242	$56,817	$8,583
Horizontal Development	177,596	21.6	—	164,656	918	9,405	2,617
Investment	42,606	5.2	3,965	14,371	21,181	3,089	—
Rehabilitation	37,403	4.6	—	20,069	16,883	451	—
Land Entitlement	26,284	3.2	—	4,297	—	21,987	—
Bridge	20,713	2.5	—	19,893	—	—	820
Acquisition	13,972	1.7	—	11,162	2,622	188	—
Total	820,801	100.0%	$23,268	$587,730	$105,846	$91,937	$12,020
CECL allowance(2)	(35,920)
Carrying value, net	$784,881
Gross write-offs	$13,083		$4	$581	$4,327	$352	$7,819

(1)
Represents the year of either origination or amendment where the loan incurred a full re-underwriting in connection with the amendment.
(2)
Includes $30.0 million in loan specific allowances for loans deemed collateral dependent based on the excess amortized cost over the fair value of the underlying collateral. In addition, $1.1 million of the CECL allowance is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable and accrued liabilities in our consolidated balance sheet.

	March 31, 2023		Year Originated(1)
(dollars in thousands)	Carrying Value	% of Portfolio	2023	2022	2021	2020	Prior
Collateral Type
Apartments	$195,140	23.8%	$1,000	$125,210	$33,869	$33,109	$1,952
Single Family Housing	134,879	16.5	1,258	112,736	19,380	174	1,331
Townhomes	97,291	11.9	—	85,365	7,973	2,259	1,694
Entitled Land	89,654	10.9	3,965	38,559	22,054	25,076	—
Residential Lots	58,522	7.1	—	45,582	918	9,405	2,617
Commercial	57,527	7.0	—	57,527	—	—	—
Mixed Use	46,973	5.7	—	45,702	—	451	820
Condos	36,974	4.5	4,168	20,656	8,356	188	3,606
Hotel	29,957	3.6	12,877	1,310	—	15,770	—
Senior Housing	17,135	2.1	—	17,135	—	—	—
Duplex	15,097	1.8	—	15,097	—	—	—
Commercial Other	11,547	1.4	—	—	11,547	—	—
Quadplex	10,179	1.2	—	10,179	—	—	—
Retail	9,546	1.2	—	2,292	1,749	5,505	—
Offices	6,328	0.8	—	6,328	—	—	—
Residential Lots	2,698	0.3	—	2,698	—	—	—
Triplex	717	0.1	—	717	—	—	—
Unentitled Land	637	0.1	—	637	—	—	—
Total	820,801	100.0%	$23,268	$587,730	$105,846	$91,937	$12,020
CECL allowance(2)	(35,920)
Carrying value, net	$784,881

(1)
Represents the year of either origination or amendment where the loan incurred a full re-underwriting in connection with the amendment.
(2)
Includes $30.0 million in loan specific allowances for loans deemed collateral dependent based on the excess amortized cost over the fair value of the underlying collateral. In addition, $1.1 million of the CECL allowance is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable and accrued liabilities in our consolidated balance sheet.

Broadmark Realty Capital Inc.

	March 31, 2023		Year Originated(1)
(dollars in thousands)	Carrying Value	% of Portfolio	2023	2022	2021	2020	Prior
LTV (2)
0 - 40%	$20,944	2.6%	$1,000	$16,855	$—	$3,089	$—
41 - 45%	29,701	3.6	—	7,714	—	21,987	—
46 - 50%	54,571	6.6	—	54,571	—	—	—
51 - 55%	73,832	9.0	—	40,434	27,893	5,505	—
56 - 60%	71,258	8.7	—	63,203	4,700	1,094	2,261
61 - 65%	440,760	53.7	22,268	284,466	69,661	60,262	4,103
66 - 70%	96,544	11.8	—	91,258	3,592	—	1,694
71 - 75%	1,056	0.10	—	1,056	—	—	—
76- 80%	2,594	0.3	—	2,594	—	—	—
Above 80%	29,541	3.6	—	25,579	—	—	3,962
Total	820,801	100.0%	$23,268	$587,730	$105,846	$91,937	$12,020
CECL allowance(3)	(35,920)
Carrying value, net	$784,881

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
(3)
Includes $30.0 million in loan specific allowances for loans deemed collateral dependent based on the excess amortized cost over the fair value of the underlying collateral. In addition, $1.1 million of the CECL allowance is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable and accrued liabilities in our consolidated balance sheet.

	December 31, 2022		Year Originated(1)
(dollars in thousands)	Carrying Value	% of Portfolio	2022	2021	2020	2019	Prior
Construction Type
Vertical Construction	$552,468	52.5%	$352,355	$128,130	$33,895	$1,928	$36,160
Horizontal Development	221,078	21.5	144,082	68,201	8,795	—	—
Acquisition	46,536	10.6	46,536	—	—	—	—
Investment	39,422	7.2	12,936	15,009	11,477	—	—
Rehabilitation	26,132	3.0	4,146	21,986	—	—	—
Land Entitlement	22,611	2.7	19,450	937	—	2,224	—
Bridge	15,195	2.5	13,454	1,741	—	—	—
Total	923,442	100.0%	$592,959	$236,004	$54,167	$4,152	$36,160
CECL allowance(2)	(41,492)
Carrying value, net	$881,950

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

Broadmark Realty Capital Inc.

	December 31, 2022		Year Originated(1)
(dollars in thousands)	Carrying Value	% of Portfolio	2022	2021	2020	2019	Prior
Collateral Type
Residential Lots	$191,708	12.2%	$134,816	$49,944	$5,020	$1,928	$—
Apartments	133,702	11.8	124,218	9,245	239	—	—
Townhomes	106,888	10.2	81,393	24,701	794	—	—
Mixed Use	104,100	9.5	56,675	38,630	8,795	—	—
Single Family Housing	76,251	9.6	54,265	21,986	—	—	—
Condos	71,975	7.1	29,738	2,515	3,562	—	36,160
Commercial	58,515	6.8	13,838	44,677	—	—	—
Senior Housing	50,127	6.7	6,209	30,217	11,477	2,224	—
Storage	30,221	6.2	14,116	—	16,105	—	—
Unentitled Land	18,467	5.0	12,179	—	6,288	—	—
Entitled Land	17,262	4.9	16,325	937	—	—	—
Hotel	16,595	3.5	16,595	—	—	—	—
Offices	13,639	1.7	13,639	—	—	—	—
Commercial Lots	11,411	1.1	—	11,411	—	—	—
Quadplex	9,071	1.1	5,443	1,741	1,887	—	—
Commercial Other	8,932	1.0	8,932	—	—	—	—
Retail	4,018	0.9	4,018	—	—	—	—
Duplex	560	0.7	560	—	—	—	—
Total	923,442	100.0%	$592,959	$236,004	$54,167	$4,152	$36,160
CECL allowance(2)	(41,492)
Carrying value, net	$881,950

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

	December 31, 2022		Year Originated(1)
(dollars in thousands)	Carrying Value	% of Portfolio	2022	2021	2020	2019	Prior
LTV (2)
0 - 40%	$26,053	5.9%	$22,544	$3,509	$—	$—	$—
41 - 45%	29,025	5.3	7,039	21,986	—	—	—
46 - 50%	42,267	7.0	22,524	13,455	6,288	—	—
51 - 55%	144,649	10.1	76,978	58,876	8,795	—	—
56 - 60%	107,098	8.7	98,691	8,407	—	—	—
61 - 65%	456,743	61.4	284,722	112,569	21,364	1,928	36,160
66 - 70%	93,104	0.1	71,638	16,561	2,681	2,224	—
71 - 75%	4,280	0.0	4,280	—	—	—	—
76 - 80%	2,540	0.0	2,540	—	—	—	—
Above 80%	17,683	1.5	2,003	641	15,039	—	—
Total	923,442	100.0%	$592,959	$236,004	$54,167	$4,152	$36,160
CECL allowance(3)	(41,492)
Carrying value, net	$881,950

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

Broadmark Realty Capital Inc.

The following tables allocate the carrying value of collateral dependent loans in our loan portfolio to the collateral type at the dates indicated:

	March 31, 2023
(dollars in thousands)	Carrying Value	CECL Allowance	Carrying Value, net
Collateral Type
Residential Lots	$26,881	$(7,952)	$18,929
Single Family Housing	24,509	(1,105)	23,404
Entitled Land	24,426	(127)	24,299
Hotel	15,770	(10,695)	5,075
Apartments	11,247	(1,167)	10,080
Offices	6,328	(5,082)	1,246
Condos	6,126	(3,185)	2,941
Retail	5,505	(222)	5,283
Townhomes	3,047	(974)	2,073
Commercial Lots	2,698	(109)	2,589
Mixed Use	1,271	(632)	639
Total	$127,808	$(31,250)	$96,558

	December 31, 2022
(dollars in thousands)	Carrying Value	CECL Allowance	Carrying Value, net
Collateral Type
Residential Lots	$70,664	$(11,519)	$59,145
Condos	42,237	(5,892)	36,345
Land	21,986	(108)	21,878
Townhomes	18,296	(1,706)	16,590
Single Family Housing	16,993	(950)	16,043
Hotel	16,106	(9,151)	6,955
Apartments	6,947	(978)	5,969
Offices	6,288	(5,042)	1,246
Mixed Use	3,318	(1,320)	1,998
Total	$202,835	$(36,666)	$166,169

Note 4 – Investment in Real Property

As of March 31, 2023 and December 31, 2022, we owned 18 and 11 properties or projects, with aggregate carrying value of $191.3 and $87.9 million, respectively.

The following tables provide information about the carrying value of our owned real property at the dates indicated:

(dollars in thousands)	March 31, 2023	December 31, 2022
Collateral Type
Senior Housing	$49,917	$49,917
Residential Lots	43,467	2,293
Condos	33,548	—
Offices	23,756	15,414
Townhomes	25,240	6,712
Single Family Housing	8,536	8,538
Apartments	5,024	5,024
Mixed Use	1,440	—
Hotel	375	—
Total	$191,303	$87,898

	March 31, 2023		December 31, 2022
(dollars in thousands)	Number of Properties	Carrying Value	Number of Properties	Carrying Value
Collateral Type
Held for sale	7	$36,096	7	$24,516
Held for use	11	$155,207	4	63,382
Total	18	$191,303	11	$87,898

Broadmark Realty Capital Inc.

For the three months ended March 31, 2023, and 2022, we recorded the operating revenue, expenses, fixed asset depreciation and impairment in our consolidated statements of income as shown below for investment in real property, held for sale and held for use, respectively:

	Held for Sale
	Three Months Ended
(dollars in thousands)	March 31, 2023	March 31, 2022
Revenue from operations	$—	$484
Gain (loss) on sale	(30)	257
Less:
Operating expenses	133	390
Impairment	1,004	—
Net gain (loss) from investment in real property, held for sale	$(1,167)	$351

	Held for Use
	Three Months Ended
(dollars in thousands)	March 31, 2023	March 31, 2022
Revenue from operations	$865	$342
Less:
Operating expenses	2,185	308
Depreciation	513	50
Impairment	—	—
Net loss from investment in real property, held for use	$(1,833)	$(16)

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

Broadmark Realty Capital Inc.

The following tables present estimated fair values of our financial instruments, as of the date indicated, whether or not recognized or recorded in the consolidated balance sheets at the periods indicated:

	March 31, 2023		Fair Value Measurements Using
(dollars in thousands)	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$39,323	$39,323	$39,323	$—	$—
Mortgage notes receivable, net	784,881	765,824	—	—	765,824
Interest and fees receivable, net	12,902	12,902	—	12,902	—
Financial Liabilities
Senior unsecured notes, net	97,932	92,417	92,417	—	—
Private placement warrant liability	25	25	—	25	—

	December 31, 2022		Fair Value Measurements Using
(dollars in thousands)	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$54,964	$54,964	$54,964	$—	$—
Mortgage notes receivable, net	881,950	865,304	—	—	865,304
Interest and fees receivable, net	14,775	14,775	—	14,775	—
Financial Liabilities
Senior unsecured notes, net	97,223	99,990	99,990	—	—
Private placement warrant liability	25	25	—	25	—

The following table sets forth assets measured and reported at fair value on a nonrecurring basis as of March 31, 2023 and December 31, 2022. All of these values are categorized as Level 3. The table also contains information about valuation methodologies and inputs for:

	Carrying Value		Fair Value
(dollars in thousands)	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022	Valuation Technique	Unobservable Inputs	Range of Inputs
Investment in real property held for sale(1)	$10,185	$14,628	$10,500	$15,075	Collateral valuations	Discount to appraised value based on comparable market prices, broker opinion of value, discounted cash flows or capitalization rate applied to estimate net operating income	0 - 10%
Collateral dependent loans, net of allowance for credit losses(1)	$22,801	$81,470	$28,167	$87,622	Collateral valuations	Discount to appraised value based on comparable market prices or broker opinion of value, discounted cash flows or capitalization rate applied to estimate net operating income	0 - 10%
Total	$32,986	$96,098	$38,667	$102,697

(1)
This disclosure represents only those loans and properties for which an adjustment was required to report at fair value on a nonrecurring basis during the reporting periods.

Fair Value on a Recurring Basis

The private placement warrants are carried at fair value. As we utilize observable inputs in the valuation, specifically a quoted price for a similar item in an active market, we classify the private placement warrant liability as a Level 2 within the fair value hierarchy. The fair value of the 5.2 million private placement warrants, estimated using the quoted share price of the public warrants, was approximately $0.001 per warrant or $0.005 per share to arrive at $0.02 million as of March 31, 2023 and December 31, 2022. Refer to Note 8 for additional details on the private placement warrants.

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

Our mortgage notes receivable are evaluated for expected credit losses and are presented net of an allowance for credit losses. We determined the fair value of our mortgage notes receivable based on a discounted cash flow methodology, taking into consideration various factors, including discount rates, interest rate spreads and third-party appraisals for estimating as-complete appraised values. The interest rate spreads range from 0.01% to 0.14%, with a weighted average spread of 0.04%. As we utilize unobservable inputs, we classify mortgage notes receivable as Level 3 within the fair value hierarchy.

Our senior unsecured notes were purchased at par by investors in a private placement, but trade in the secondary market. Fair value is estimated using current market quotes received from active markets and we classify as Level 1 within the fair value hierarchy.

Note 6 - Accounts Payable and Accrued Liabilities

The following table presents a summary of accounts payable and accrued liabilities as of March 31, 2023 and December 31, 2022:

(dollars in thousands)	March 31, 2023	December 31, 2022
Accounts payable and accrued liabilities
Accounts payable and other	$6,184	$4,223
Borrower deposits	1,449	5,519
Accrued salaries, bonus and commissions.	1,297	2,272
Allowance for credit losses on unfunded commitments	1,058	1,475
Total	$9,988	$13,489

Broadmark Realty Capital Inc.

Note 7 - Debt

On February 19, 2021, we entered into a credit agreement with a syndicate of lenders and JPMorgan Chase Bank, N.A., as administrative agent for the lenders, providing for a $135.0 million revolving credit facility maturing on February 19, 2024. Advances under the revolving credit facility bear interest at prime rate plus 2.75% and the facility has a commitment fee of 1.0% of unfunded commitment per annum. We incurred fees of approximately $4.5 million in relation to the revolving credit facility, which were capitalized as deferred financing costs on the consolidated balance sheets and are being amortized over the three-year term. As of March 31, 2023 and December 31, 2022, the availability under the revolving credit facility was $117.0 and $135.0 million, respectively, with no principal outstanding.

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

The following table presents the carrying values of our senior unsecured notes as of the periods indicated:

(dollars in thousands)	March 31, 2023	December 31, 2022
Principal	$100,000	$100,000
Debt issuance costs	(2,861)	(2,861)
Amortization of debt issuance costs	793	650
Total notes, net	$97,932	$97,789

The following table summarizes the components of interest expense related to our senior unsecured notes and revolving credit facility for the periods indicated:

	Three Months Ended
	March 31, 2023			March 31, 2022
(dollars in thousands)	Amortization of Deferred Debt Issuance Costs	Interest on Borrowings	Undrawn Fees	Amortization of Deferred Debt Issuance Costs	Interest on Borrowings	Undrawn Fees
5.0% senior unsecured notes	$143	$1,250	$—	$143	$1,250	$—
Revolving credit facility	377	—	346	379	—	343
Total	$520	$1,250	$346	$522	$1,250	$343

Broadmark Realty Capital Inc.

Note 8 - Stockholders’ Equity and Earnings per Common Share

Stockholders' Equity

Stockholders’ Voting Rights

Holders of our common stock are entitled to one vote for each share.

Equity Offering Program

On March 2, 2021, we entered into a distribution agreement with J.P. Morgan Securities LLC, Barclays Capital Inc., B. Riley Securities, Inc., JMP Securities LLC and Raymond James & Associates, Inc. as sales agents, to sell shares of our common stock having an aggregate gross sales price of up to $200,000,000, from time to time, through an “at-the-market” equity offering program (the “ATM Program”). We have no obligation to sell any shares under the ATM Program and sold no shares under the ATM Program during the three months ended March 31, 2023 and 2022.

Stock Repurchase Authorizations

On November 7, 2022, the Board of Directors approved a stock repurchase program authorizing us to repurchase up to $75.0 million of our common stock, par value $0.001 per share. Repurchases under the stock repurchase program may be made at management’s discretion from time to time on the open market, in privately negotiated transactions or otherwise, in each case subject to compliance with all Securities and Exchange Commission rules and other legal requirements, and may be made in part under one or more Rule 10b5-1 plans, which permit stock repurchases at times when the Company might otherwise be precluded from doing so. The timing and amount of any repurchase transactions will be determined by our management based on its evaluation of market conditions, share price, legal requirements and other factors. There is no guarantee as to the exact number of shares that will be repurchased under the stock repurchase program, or that any repurchases will occur. In addition, the stock repurchase program may be suspended, extended or terminated by us at any time without prior notice. As of March 31, 2023 and December 31, 2022, $70.0 million remained available for future repurchases. The Merger Agreement restricts our ability to repurchase our stock prior to the completion of the Merger.

Public and Private Warrants

As of March 31, 2023 and December 31, 2022 there were 41.7 million public warrants outstanding to purchase one-fourth of a share of common stock and 5.2 million private placement warrants outstanding to purchase one share of common stock. In the aggregate, we have outstanding warrants to purchase approximately 15.6 million shares of common stock at a price of $11.50 per whole share. Settlement of outstanding warrants will be in shares of our common stock, unless we elect (solely in our discretion) to settle warrants we have called for redemption in cash, and subject to customary adjustment in the event of business combinations and certain tender offers. Unless earlier redeemed, the public warrants will expire on November 19, 2024.

The liability for the private placement warrants was $0.02 million as of March 31, 2023 and December 31, 2022 and is included in accounts payable and accrued liabilities in the condensed consolidated balance sheets.

Broadmark Realty Capital Inc.

Earnings per Common Share

The table below presents the computation of basic and diluted net earnings per share of common stock for the periods presented:

	Three Months Ended
(dollars in thousands, except share and per share data):	March 31, 2023	March 31, 2022
Net income	$4,556	$18,074
Basic weighted-average shares of common stock outstanding	131,727,381	132,769,876
Dilutive effect of share-based compensation – unvested restricted stock units	318,888	66,895
Diluted weighted-average shares of common stock outstanding	132,046,269	132,836,771
Basic earnings per common share	$0.03	$0.14
Diluted earnings per common share	$0.03	$0.14

For the periods presented, the following common stock equivalents were excluded from the calculations of diluted earnings per share because their effect would have been anti-dilutive:

	Three Months Ended
	March 31, 2023	March 31, 2022
Weighted-average restricted stock units outstanding	250,517	427,174
Unexercised public warrants and private placement warrants	15,604,192	15,604,279
Total stock equivalents excluded	15,854,709	16,031,453

Note 9 - Income Taxes

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

Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Code, which relate to organizational structure, diversity of stock ownership, and certain restrictions with regard to the nature of assets and the sources of income. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state, and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of March 31, 2023 and December 31, 2022, we were in compliance with all REIT requirements.

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

Broadmark Realty Capital Inc.

Note 10 - Equity Incentive Plan

Stock Incentive Plan

The Broadmark Realty 2019 Stock Incentive Plan (the “Plan”) allows for the issuance of up to 5,000,000 stock options, stock appreciation rights, restricted stock awards, restricted stock units or other equity-based awards or any combination thereof to the directors, employees, consultants or any other party providing services to us. The Plan is administered by the compensation committee of our board of directors. As of March 31, 2023, there were 3,036,142 shares available to be awarded under the Plan.

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

For the Company's pRSUs, in addition to service conditions, the ultimate number of shares to be earned depends on the achievement of market-based performance conditions. The market-based performance conditions are based on the Company's achievement of a relative total shareholder return (“TSR”) performance requirement, on a percentile basis, compared to a defined group of peer companies over a three-year performance period, or contingent upon achieving specific stock price milestones over a five-year performance period.

The Company uses a Monte Carlo simulation model to determine the grant-date fair value of awards with market-based performance conditions. The weighted average fair value and assumptions used to value the pRSU awards granted with market-based performance conditions are as follows:

	Three Months Ended
	March 31, 2023	March 31, 2022
Performance share fair value	$—	$6.74
Risk-free interest rate	—	1.74%
Expected volatility	—	30.48%
Expected life (in years)	—	2.85
Expected dividend yield	—	9.82%

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

The following tables summarize the activity related to RSUs and pRSUs during 2023:

	Shares	Weighted Average Grant Date Fair Market Value
Unvested RSUs outstanding as of December 31, 2022	747,912
Granted	328,200	$3.59
Vested	(150,309)	$7.88
Forfeited	(16,149)	$7.81
Unvested RSUs outstanding as of March 31, 2023	909,654

Broadmark Realty Capital Inc.

	Shares	Weighted Average Grant Date Fair Market Value
Unvested pRSUs outstanding as of December 31, 2022	207,661
Forfeited	(11,696)	$6.74
Unvested pRSUs outstanding as of March 31, 2023	195,965

As of March 31, 2023, there was $4.2 million of net unrecognized compensation cost related to unvested stock-based compensation arrangements. This compensation will be recognized on a straight-line basis over a weighted-average recognition period of 1.7 years.

Note 11 - Commitments and Contingencies

The following table illustrates our contractual obligations and commercial commitments by due date as of March 31, 2023:

(dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Construction holdbacks(1)	$345,306	$221,478	$123,828	$—	$—
Operating lease obligations(2)	9,690	891	2,033	2,156	4,610
Total	$354,996	$222,369	$125,861	$2,156	$4,610

(1)
The funding timing and amounts of construction holdbacks are uncertain as these commitments relate to loans for construction costs and depend on the progress and performance of the underlying projects. In addition, $11.3 million of holdbacks are excluded from this table as they represent capital expenditures required to complete construction for defaulted loans that we are no longer required to pay.
(2)
The total operating lease obligation includes $2.3 million of imputed interest.

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

Broadmark Realty Capital Inc.

Beginning on March 29, 2023, four different complaints were filed in the United States District Court for the Southern District of New York captioned O’Dell v. Broadmark Realty Capital Inc., et al., Case No. 23-cv-02640, Wang v. Broadmark Realty Capital Inc., et al., Case No. 23-cv-02717, Kirkland v. Broadmark Realty Capital Inc., et al., Case No. 23-cv-02943, and Kirsteins v. Broadmark Reality Capital Inc., et al., Case No. 23-cv-03008. The complaints, each filed as an individual action by a purported stockholder of the Company, name the Company and its directors as defendants. The complaints generally allege that the defendants violated Sections 14(a) and 20(a) of the Exchange Act with respect to the Form S-4 originally filed with the SEC in connection with the Merger, and seek to enjoin the Merger, as well as damages, costs and attorneys’ and experts’ fees. The Company intends to vigorously defend each of these complaints. The Company has also received correspondence from law firms claiming to represent purported stockholders, either threatening litigation or making other demands relating to the Merger, including that additional disclosures be provided. Additional lawsuits arising out of or relating to the Merger Agreement or the Merger may be filed in the future.

Concentration Risk

Our loan portfolio as of March 31, 2023 is generally secured by first deed of trust position liens on residential and commercial real estate located in 18 states and the District of Columbia. Our loan portfolio is also concentrated within ten counties, the largest being King County in Washington. As of March 31, 2023 and December 31, 2022, the top ten counties make up 49.3% and 46.7% of the total committed amount of loans in our total portfolio.

Note 12 - Employee Benefit Plan

In 2022, we adopted a defined contribution 401(k) retirement plan covering Broadmark employees who have met certain eligibility requirements (the “Broadmark 401(k) Plan”). Eligible employees may contribute pre-tax compensation up to a maximum amount allowable under Internal Revenue Service limitations. Employee contributions and earnings thereon vest immediately. We currently match 3.5% on employee contributions of up to 6% of their annual compensation. The total expense related to the Broadmark 401(k) Plan was $0.1 million for the three months ended March 31, 2023.

Note 13 - Subsequent Events

Dividend Declaration

On March 15, 2023, our board of directors declared a monthly cash dividend of $0.035 per common share payable on April 14, 2023 to stockholders of record as of March 31, 2023, and on April 17, 2023, our board of directors declared a cash dividend of $0.035 per common share payable on May 15, 2023 to stockholders of record as of April 28, 2023. Our board of directors declared a cash dividend on May 9, 2023 to stockholders of record as of May 24, 2023 payable on May 30, 2023 (the “May Dividend”). The May Dividend will be the final cash dividend paid by the Company assuming the completion of the merger with Ready Capital Corporation by June 1, 2023, as currently anticipated. There can be no assurance that the merger will be completed on the terms described or at all.

Broadmark Realty Capital Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with the unaudited condensed consolidated financial statements and related notes in Part I, Item 1 of this Quarterly Report on Form 10-Q and in conjunction with our Annual Report on Form 10-K as amended for the year ended December 31, 2022 filed with the SEC on March 1, 2023 and amended on April 21, 2023 including the "Risk Factors" section and consolidated financial statements and notes included therein. The following discussion and analysis contains forward-looking statements and involves numerous risks and uncertainties. Actual results may differ materially from those contained in any forward-looking statements. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2023 or for any other period. In this “Management's Discussion and Analysis of Financial Condition and Results of Operations” unless the context otherwise requires, references to “Broadmark Realty,” the “Company,” “we,” “us” and “our” refer to Broadmark Realty Capital Inc., a Maryland corporation, and its consolidated subsidiaries.

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

We generally operate in states that we believe to have favorable demographic trends and that provide more efficient and quicker access to collateral in the event of borrower default. As of March 31, 2023, our portfolio of 176 active loans had approximately $1.2 billion of total commitments and $826.6 million of principal outstanding across 139 borrowers in 18 states and the District of Columbia. We refer to loans that have outstanding commitments or principal balances that have not been repaid or retired, including by foreclosure, as “active loans.” Total commitments refer to the aggregate sum of outstanding principal balances, interest reserves and construction holdbacks which includes capital expenditures required to complete construction for defaulted loans that we are no longer required to pay. Historically, our loan portfolio was 100% equity funded, and we had no outstanding debt. On February 19, 2021, we closed on a $135.0 million revolving credit facility, which has enabled us to use a larger percentage of our cash balances for lending activities. We may opportunistically issue debt and raise capital in the public and private markets from time to time based on market conditions to fund the growth of our portfolio and produce attractive returns for our stockholders. On November 12, 2021, we closed the private placement of $100.0 million aggregate principal amount of 5.0% senior unsecured notes due 2026.

Broadmark Realty Capital Inc.

Properties securing our loans are generally classified as residential properties, commercial properties or undeveloped land, and are typically not income producing. Each loan is generally secured by a first deed of trust lien on real estate. Our lending policy typically limits the committed amount and initial outstanding principal balance of each loan to a maximum loan-to-value (“LTV”) ratio of up to 65% of the “as-complete” appraised value of the underlying collateral as determined by an independent appraiser at the time of the loan origination. At the time of origination, the difference between the initial outstanding principal and the total commitment is the amount held back for future release, subject to property inspections, progress reports and other conditions in accordance with the loan documents. Unless otherwise indicated, LTV is measured by the total commitment amount of the loan at origination divided by the “as-complete” appraisal. LTVs do not reflect interim activity such as construction draws or interest payments capitalized to loans, or partial repayments of the loan. As of March 31, 2023, the weighted average LTV was 61.8% across our active loan portfolio based on the total commitment of the loan and “as-complete” appraisals as of origination or latest amendment. For our loans in contractual default status as of March 31, 2023, the weighted average LTV was approximately 137.7%, when measured by the sum of the principal outstanding, the estimated cost to complete and the accounts receivable for which collectability is reasonably assured, divided by the most recent “as-complete” appraisal. The weighted average LTV for our loans in contractual default net of our allowance for credit losses of approximately 80.2%. In addition, our loans are often personally guaranteed on a recourse basis by the principals of the borrower or others at our discretion to provide further credit support for the loan. The personal guarantee may also be secured by collateral through a pledge of the guarantor’s interest in other real estate or assets owned by the guarantor. As of March 31, 2023, a total of 41 loans were in contractual default, totaling $166.6 million in principal outstanding, or 20.2% of our aggregate principal outstanding. We are actively identifying resolutions for our loans in contract default but continue to face challenges in the current environment. We expect our loans in contract default to negatively affect our near-term financial performance.

As of March 31, 2023, the average total commitment of our active loans was $6.9 million, with a weighted average interest rate of 10.0%. The weighted average term outstanding of our active loans was 23 months, which we often elect to extend for several months based on our evaluation of the expected timeline for completion of construction. We usually receive loan origination fees, or “points,” which, as of March 31, 2023, had a weighted average fee of 2.7% of total commitment at origination, along with loan amendment and extension fees, each of which varies in amount based upon the term of the loan, the credit quality of the borrower and the loan otherwise satisfying our underwriting criteria. In addition, we charge late fees on past due receivables and receive reimbursements from borrowers for costs associated with services provided by us, such as closing costs, collection costs on defaulted loans and construction draw inspection fees.

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

Starting in the later part of third quarter of 2022 and continuing into the first quarter of 2023, market interest rates rose markedly and rapidly primarily as a result of the Federal Reserve's actions to curb rapidly rising inflation. This has led to a significant slowdown in real estate transactions and less capital available in the marketplace to finance real estate projects. Rising interest rates and macroeconomic uncertainties in the capital markets have led to a decrease in the availability of capital from traditional lenders for longer-term financing of completed construction and development projects, which may negatively affect our borrowers' ability to sell or refinance their loan collateral and repay our loans. During this time period, we have assumed legal title of the underlying collateral, through foreclosure or the execution of a deed in lieu of foreclosure, for a higher number of our loans in contractual default than we have historically. We expect our real estate owned portfolio to continue to grow in the coming quarters.

In addition, we have begun tightening our lending standards and, in some instances, we are not originating loans that would have previously met our lending policy. We are focused on capital preservation and ensuring we are positioned to capture opportunities that emerge from this rapidly changing economic environment. As we obtain assets through foreclosure or deed-in-lieu, we evaluate our workout strategies to identify what we believe to be the optimal path to value. In some cases, this will require us to stabilize and hold the assets for a certain period of time.

Broadmark Realty Capital Inc.

Merger with Ready Capital Corporation

On February 26, 2023, the Company, Ready Capital Corporation (“Ready Capital”) and Ready Capital Merger Sub, LLC (“Merger Sub”) entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which the Company will merge with and into Merger Sub, with Merger Sub continuing as the surviving company and a subsidiary of Ready Capital (the “Merger”) where each share of the Company’s common stock will be converted into 0.47233 shares of Ready Capital common stock. The transaction is expected to close during the second quarter of 2023, subject to the respective approvals by the stockholders of Ready Capital and the Company and other customary closing conditions. Ready Capital is a multi-strategy real estate finance company that originates, acquires, finances and services small-to-medium balance commercial loans and is headquartered in New York, New York.

Key Indicators of Financial Condition and Operating Performance

In assessing the performance of our business, we consider a variety of financial and operating metrics, which include both GAAP and non-GAAP metrics, including the following:

Interest income earned on our loans. A primary source of our revenue is interest income earned on our loan portfolio. As of March 31, 2023, our loans bear a weighted average interest rate of 10.0%, paid monthly, primarily from interest reserves and, to a much lesser extent, cash payments. Our loans originated since the second quarter of 2021 typically do not provide for minimum interest provisions in our mortgage notes. A reduction in or absence of minimum interest provisions in our mortgage notes and an increase in the amount of our loans in non-accrual status as a result of being deemed collateral dependent or high risk reduce our effective interest-bearing principal and the interest income we earn on our loans. The effective interest-bearing principal represents the principal balance outstanding plus the excess of minimum interest provisions over the actual principal outstanding and minus the principal balance outstanding on non-accrual status. As of March 31, 2023 and December 31, 2022, the effective interest-bearing principal net of non-accrual principal was $664.6 and $716.3 million, respectively. This represents the principal balance outstanding of $826.6 and $931.0 million plus the excess of minimum interest provisions over the actual principal outstanding of $3.2 and $2.5 million less the non-accrual principal of $165.2 and $217.2 million as of March 31, 2023 and December 31, 2022, respectively. We expect the trend of lower effective interest-bearing principal than historic levels to continue in subsequent quarters as a result of the absence of minimum interest provisions in recent originations and elevated level of loans in non-accrual status.

Fees and other revenue recognized from originating and servicing our loans. Fee income is comprised of loan origination, loan servicing and amendment fees, loan renewal and extension fees, late fees, inspection fees and exit fees. The majority of fee income is comprised of loan origination fees, or “points,” which as of March 31, 2023, had a weighted average fee of 2.7% of the total commitment at origination. In addition to origination fees, we earn loan extension fees when maturing loans are renewed or extended and amendment fees when loan terms are modified, such as increases in interest reserves and construction holdbacks in line with our underwriting criteria or upon modification of a loan for the transition from horizontal development to vertical construction. Loans are generally only renewed or extended if the loan is not in default and satisfies our underwriting criteria, including our typical maximum LTV ratio of up to 65% of the appraised value, as determined by an independent appraiser at the time of loan origination, or based on an updated appraisal, if required. Loan origination and renewal fees are deferred and recognized in income over the contractual maturity of the underlying loan.

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

The following tables contains the total amount of our loan originations and repayments for the periods indicated:

	Three Months Ended
(dollars in millions)	March 31, 2023	March 31, 2022
Loans originated(1)	$6.1	$167.5
Loans repaid(2)	$29.3	$65.1

(1)
Based on original total loan commitment amounts and excluding amendments.
(2)
Based on fully repaid loans during the period and excluding partial repayments.

Broadmark Realty Capital Inc.

Credit quality of our loan portfolio. All of our loans are secured by residential or commercial real estate and, in assessing CECL, we evaluate external and internal credit quality indicators. Our internal credit quality indicators include, but are not limited to, construction type, collateral type, LTV, market conditions of property location and borrower experience and financial strength.

The following tables allocate the carrying value of our loan portfolio based on construction type, collateral type and LTV used in assessing estimated credit losses and vintage of origination at the dates indicated:

	March 31, 2023		Year Originated(1)
(dollars in thousands)	Carrying Value	% of Portfolio	2023	2022	2021	2020	Prior
Construction Type
Vertical Construction	$502,227	61.2%	$19,303	$353,282	$64,242	$56,817	$8,583
Horizontal Development	177,596	21.6	—	164,656	918	9,405	2,617
Investment	42,606	5.2	3,965	14,371	21,181	3,089	—
Rehabilitation	37,403	4.6	—	20,069	16,883	451	—
Land Entitlement	26,284	3.2	—	4,297	—	21,987	—
Bridge	20,713	2.5	—	19,893	—	—	820
Acquisition	13,972	1.7	—	11,162	2,622	188	—
Total	820,801	100.0%	$23,268	$587,730	$105,846	$91,937	$12,020
CECL allowance(2)	(35,920)
Carrying value, net	$784,881
Gross write-offs	$13,083		$4	$581	$4,327	$352	$7,819

(1)
Represents the year of either origination or amendment where the loan incurred a full re-underwriting in connection with the amendment.
(2)
Includes $30.0 million in loan specific allowances for loans deemed collateral dependent based on the excess amortized cost over the fair value of the underlying collateral. In addition, $1.1 million of the CECL allowance is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable and accrued liabilities in our consolidated balance sheet.

	March 31, 2023		Year Originated(1)
(dollars in thousands)	Carrying Value	% of Portfolio	2023	2022	2021	2020	Prior
Collateral Type
Apartments	$195,140	23.8%	$1,000	$125,210	$33,869	$33,109	$1,952
Single Family Housing	134,879	16.5	1,258	112,736	19,380	174	1,331
Townhomes	97,291	11.9	—	85,365	7,973	2,259	1,694
Entitled Land	89,654	10.9	3,965	38,559	22,054	25,076	—
Residential Lots	58,522	7.1	—	45,582	918	9,405	2,617
Commercial	57,527	7.0	—	57,527	—	—	—
Mixed Use	46,973	5.7	—	45,702	—	451	820
Condos	36,974	4.5	4,168	20,656	8,356	188	3,606
Hotel	29,957	3.6	12,877	1,310	—	15,770	—
Senior Housing	17,135	2.1	—	17,135	—	—	—
Duplex	15,097	1.8	—	15,097	—	—	—
Commercial Other	11,547	1.4	—	—	11,547	—	—
Quadplex	10,179	1.2	—	10,179	—	—	—
Retail	9,546	1.2	—	2,292	1,749	5,505	—
Offices	6,328	0.8	—	6,328	—	—	—
Residential Lots	2,698	0.3	—	2,698	—	—	—
Triplex	717	0.1	—	717	—	—	—
Unentitled Land	637	0.1	—	637	—	—	—
Total	820,801	100.0%	$23,268	$587,730	$105,846	$91,937	$12,020
CECL allowance(2)	(35,920)
Carrying value, net	$784,881

(1)
Represents the year of either origination or amendment where the loan incurred a full re-underwriting in connection with the amendment.
(2)
Includes $30.0 million in loan specific allowances for loans deemed collateral dependent based on the excess amortized cost over the fair value of the underlying collateral. In addition, $1.1 million of the CECL allowance is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable and accrued liabilities in our consolidated balance sheet.

Broadmark Realty Capital Inc.

	March 31, 2023		Year Originated(1)
(dollars in thousands)	Carrying Value	% of Portfolio	2023	2022	2021	2020	Prior
LTV (2)
0 - 40%	$20,944	2.6%	$1,000	$16,855	$—	$3,089	$—
41 - 45%	29,701	3.6	—	7,714	—	21,987	—
46 - 50%	54,571	6.6	—	54,571	—	—	—
51 - 55%	73,832	9.0	—	40,434	27,893	5,505	—
56 - 60%	71,258	8.7	—	63,203	4,700	1,094	2,261
61 - 65%	440,760	53.7	22,268	284,466	69,661	60,262	4,103
66 - 70%	96,544	11.8	—	91,258	3,592	—	1,694
71 - 75%	1,056	0.10	—	1,056	—	—	—
76- 80%	2,594	0.3	—	2,594	—	—	—
Above 80%	29,541	3.6	—	25,579	—	—	3,962
Total	820,801	100.0%	$23,268	$587,730	$105,846	$91,937	$12,020
CECL allowance(3)	(35,920)
Carrying value, net	$784,881

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
(3)
Includes $30.0 million in loan specific allowances for loans deemed collateral dependent based on the excess amortized cost over the fair value of the underlying collateral. In addition, $1.1 million of the CECL allowance is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable and accrued liabilities in our consolidated balance sheet.

	December 31, 2022		Year Originated(1)
(dollars in thousands)	Carrying Value	% of Portfolio	2022	2021	2020	2019	Prior
Construction Type
Vertical Construction	$552,468	52.5%	$352,355	$128,130	$33,895	$1,928	$36,160
Horizontal Development	221,078	21.5	144,082	68,201	8,795	—	—
Acquisition	46,536	10.6	46,536	—	—	—	—
Investment	39,422	7.2	12,936	15,009	11,477	—	—
Rehabilitation	26,132	3.0	4,146	21,986	—	—	—
Land Entitlement	22,611	2.7	19,450	937	—	2,224	—
Bridge	15,195	2.5	13,454	1,741	—	—	—
Total	923,442	100.0%	$592,959	$236,004	$54,167	$4,152	$36,160
CECL allowance(2)	(41,492)
Carrying value, net	$881,950

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

Broadmark Realty Capital Inc.

	December 31, 2022		Year Originated(1)
(dollars in thousands)	Carrying Value	% of Portfolio	2022	2021	2020	2019	Prior
Collateral Type
Residential Lots	$191,708	12.2%	$134,816	$49,944	$5,020	$1,928	$—
Apartments	133,702	11.8	124,218	9,245	239	—	—
Townhomes	106,888	10.2	81,393	24,701	794	—	—
Mixed Use	104,100	9.5	56,675	38,630	8,795	—	—
Single Family Housing	76,251	9.6	54,265	21,986	—	—	—
Condos	71,975	7.1	29,738	2,515	3,562	—	36,160
Commercial	58,515	6.8	13,838	44,677	—	—	—
Senior Housing	50,127	6.7	6,209	30,217	11,477	2,224	—
Storage	30,221	6.2	14,116	—	16,105	—	—
Unentitled Land	18,467	5.0	12,179	—	6,288	—	—
Entitled Land	17,262	4.9	16,325	937	—	—	—
Hotel	16,595	3.5	16,595	—	—	—	—
Offices	13,639	1.7	13,639	—	—	—	—
Commercial Lots	11,411	1.1	—	11,411	—	—	—
Quadplex	9,071	1.1	5,443	1,741	1,887	—	—
Commercial Other	8,932	1.0	8,932	—	—	—	—
Retail	4,018	0.9	4,018	—	—	—	—
Duplex	560	0.7	560	—	—	—	—
Total	923,442	100.0%	$592,959	$236,004	$54,167	$4,152	$36,160
CECL allowance(2)	(41,492)
Carrying value, net	$881,950

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

	December 31, 2022		Year Originated(1)
(dollars in thousands)	Carrying Value	% of Portfolio	2022	2021	2020	2019	Prior
LTV (2)
0 - 40%	$26,053	5.9%	$22,544	$3,509	$—	$—	$—
41 - 45%	29,025	5.3	7,039	21,986	—	—	—
46 - 50%	42,267	7.0	22,524	13,455	6,288	—	—
51 - 55%	144,649	10.1	76,978	58,876	8,795	—	—
56 - 60%	107,098	8.7	98,691	8,407	—	—	—
61 - 65%	456,743	61.4	284,722	112,569	21,364	1,928	36,160
66 - 70%	93,104	0.1	71,638	16,561	2,681	2,224	—
71 - 75%	4,280	0.0	4,280	—	—	—	—
76 - 80%	2,540	0.0	2,540	—	—	—	—
Above 80%	17,683	1.5	2,003	641	15,039	—	—
Total	923,442	100.0%	$592,959	$236,004	$54,167	$4,152	$36,160
CECL allowance(3)	(41,492)
Carrying value, net	$881,950

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

Dividends Declared. The following table summarizes the declared cash dividends per common share for the periods indicated:

	Three Months Ended
	March 31, 2023	March 31, 2022
Dividends declared per common share	$0.11	$0.21

Broadmark Realty Capital Inc.

Earnings per Common Share. The following table summarizes the earnings (GAAP) and distributable earnings (non-GAAP) per common share activity for the periods indicated:

	Three Months Ended
	March 31, 2023	March 31, 2022
Basic weighted-average shares of common stock outstanding	131,727,381	132,769,876
Diluted weighted-average shares of common stock outstanding	132,046,269	132,836,771
Earnings per common share, basic	$0.03	$0.14
Earnings per common share, diluted	0.03	0.14
Distributable earnings per diluted share of common stock	0.10	0.15
Distributable earnings per diluted share of common stock prior to realized loss on investments	0.10	0.17

Non-GAAP Financial Measures

Distributable Earnings

We have elected to present “distributable earnings” and “distributable earnings prior to realized loss on investments” as supplemental non-GAAP financial measures used by management to evaluate our operating performance. We define distributable earnings as net income attributable to common stockholders adjusted for: (i) impairment recorded on our investments in real property; (ii) unrealized gains or losses on our investments (including provision for credit losses) and warrant liabilities; (iii) non-capitalized transaction-related and other one-time expenses; (iv) non-cash stock-based compensation; (v) depreciation and amortization including amortization of our intangible assets; and (vi) deferred taxes, which are subject to variability and generally not indicative of future economic performance or representative of current operations.

During the three months ended March 31, 2023 and 2022, provision for credit losses, net was $1.7 and $1.7 million, respectively, which has been excluded from distributable earnings consistent with other unrealized gains (losses) pursuant to our policy for reporting distributable earnings. We expect to recognize such potential credit losses in distributable earnings if and when such amounts are deemed nonrecoverable upon a realization event. This is generally upon charge-off of principal at the time of loan repayment or upon sale of real property owned by us and the amount of proceeds is less than the principal outstanding at the time of foreclosure.

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

Broadmark Realty Capital Inc.

The table below is a reconciliation of distributable earnings and distributable earnings prior to realized loss on investments to the most directly comparable GAAP financial measure:

	Three Months Ended
(dollars in thousands, except share and per share data)	March 31, 2023	March 31, 2022
Net income attributable to common stockholders	$4,556	$18,074
Adjustments for non-distributable earnings:
Stock-based compensation expense	905	985
Non-capitalized transaction and other transition expenses(1)	4,920	1,027
Change in fair value of warrant liabilities	—	8
Depreciation and amortization	601	219
Impairment of real property	1,004	—
Provision for credit losses, net	1,701	1,747
Distributable earnings prior to realized loss on investments:	$13,687	$22,060
Realized credit losses(2)	(1,051)	(2,451)
Distributable earnings:	$12,636	$19,609
Distributable earnings per diluted share of common stock prior to realized loss on investments	$0.10	$0.17
Distributable earnings per diluted share of common stock	$0.10	$0.15
Weighted-average number of shares of common stock outstanding, basic and diluted
Basic	131,727,381	132,769,876
Diluted	132,046,269	132,836,771

(1)
For the three months ended March 31, 2023, represents merger transaction related expenses. For the three months ended March 31, 2022, includes other expenses primarily related to the various costs associated with management succession, including executive search costs, as well as certain unusual repair and legal expenses incurred on held-for-sale real properties no longer under construction.
(2)
Represents credit losses recorded in the provision for credit losses and recognized in distributable earnings upon charge-off of principal at the time of loan repayment or upon sale of real property where proceeds received are less than the principal outstanding.

Segment Reporting

We operate the business as one reportable segment, which originates, underwrites and services mortgage loans as well as the investment in real property held for sale and use.

Broadmark Realty Capital Inc.

Results from Operations

The period-to-period comparison of results is not necessarily indicative of results for future periods. The tables below set forth the results of our operations for the periods indicated, both in dollars and as a percentage of revenue (amounts in thousands, except percentage data):

	Three Months Ended
Statements of Income Data:	March 31, 2023	March 31, 2022
Revenues:
Interest income	$19,264	$24,110
Fee income	4,572	5,763
Total interest and fee income	23,836	29,873
Real property revenue from operations	865	826
Total revenues	24,701	30,699

Expenses:
Compensation and employee benefits	4,322	5,078
General and administrative	3,221	3,186
Merger transaction related expenses	4,920	—
Real property operating expenses and depreciation	2,831	748
Interest expense	2,116	2,115
Total expenses	17,410	11,127

Impairment:
Provision for credit losses, net	1,701	1,747
Impairment of real property	1,004	—
Total impairment	2,705	1,747

Other (expense) income:
Change in fair value of warrant liabilities	—	(8)
Gain (loss) on sale of real property	(30)	257
Total other (expense) income	(30)	249

Income before provision for income taxes	4,556	18,074
Income tax provision	—	—
Net income	$4,556	$18,074

Broadmark Realty Capital Inc.

	Three Months Ended
Percentage of Revenue:	March 31, 2023	March 31, 2022
Revenues:
Interest income	78%	79%
Fee income	19	19
Total interest and fee income	96	97
Real property revenue from operations	4	3
Total revenue	100	100

Expenses:
Compensation and employee benefits	17	17
General and administrative	13	10
Merger transaction related expenses	20	—
Real property operating expenses and depreciation	11	2
Interest expense	9	7
Total expenses	70	36

Impairment:
Provision for credit losses, net	7	6
Impairment of real property	4	—
Total impairment	11	6

Other (expense) income:
Change in fair value of warrant liabilities	—	—
Gain (loss) on sale of real property	—	1
Total other (expense) income	—	1

Income before provision for income taxes	19	59
Income tax provision	—	—
Net income	19%	59%

Comparison of Results of Operations

Unless otherwise stated, for purposes of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the comparison of the results of operations is for the three months ended March 31, 2023 and March 31, 2022.

Revenue

Total revenue for the three months ended March 31, 2023 and 2022 was $24.7 and $30.7 million, respectively, a decrease of $6.0 million. The decrease resulted from a decrease in interest income and fee income of $4.8 and $1.2 million, respectively.

Expenses

Total expenses for the three months ended March 31, 2023 and 2022 were $17.4 and $11.1 million, respectively, an increase of $6.3 million. The increase resulted from increases in merger transaction related expenses and real property operating expenses of $4.9 and $2.1 million, respectively; partially offset by a decrease in compensation and employee benefits of $0.8 million, which are discussed in more detail below.

Interest Income

Interest income decreased by $4.8 million, or 20.1%, for the three months ended March 31, 2023 from the three months ended March 31, 2022, due to a lower average principal outstanding during the 2023 period compared to the 2022 period resulting from (1) a 6.4% decrease in the average size of our loan portfolio and (2) $98.4 million increase in the average principal balance for loans on non-accrual during the 2023 period compared to the 2022 period.

Broadmark Realty Capital Inc.

Fee Income

Fee income decreased by $1.2 million, or 20.7%, for the three months ended March 31, 2023 from the three months ended March 31, 2022, primarily due to the Company's decision to preserve capital by reducing originations beginning in 2022.

Real Property Revenue from Operations

Real property revenue from operations remained relatively flat year-over year with an increase of $0.1 million for the three months ended March 31, 2023 from the three months ended March 31, 2022. As we continue to hold certain real property assets, we expect our rental revenues to increase as we work to stabilize occupancy at certain real property assets.

Compensation and Employee Benefits

Compensation and employee benefits expense decreased by $0.8 million, or 14.9%, for the three months ended March 31, 2023 from the three months ended March 31, 2022. The decrease is primarily due to (1) $0.6 million decrease in cash compensation resulting from decreased incentive compensation and relocation expenses associated with hiring the new chief executive officer during the 2022 period with no corresponding expense in the 2023 period and (2) $0.2 million resulting from lower stock-based compensation expense during the 2023 period compared to the 2022 period.

Merger Transaction Related Expenses

Merger transaction related expenses increased by $4.9 million for the three months ended March 31, 2023 compared to no such expense for the three months ended March 31, 2022. The costs related to the Merger described in Management's Discussion and Analysis of Financial Condition and Result of Operations included in Part 1, Item 2 of this report.

Real Property Operating Expenses and Depreciation

Real property operating expenses and depreciation increased by $2.1 million for the three months ended March 31, 2023 from the three months ended March 31, 2022. The increase is due to increases of (1) $1.1 million of property taxes, (2) $0.5 million of depreciation expenses, (3) $0.2 million repair and maintenance expenses and (4) $0.3 million of management and legal expenses. These increases relate to the increase in the number of real properties owned and completion of construction resulting in expenses no longer capitalized and the commencement of depreciation. As we continue to obtain real property assets through foreclosure or deeds-in-lieu, we expect our real property operating expenses to increase as we work to stabilize such certain asset types and prepare them for eventual sale.

Provision for Credit Losses and Impairment of Real Property

The provision for credit losses and the impairment of real property aggregated $2.7 million for the three months ended March 31, 2023 and $1.7 million for the three months ended March 31, 2022. The $1.0 million increase is primarily a result of market conditions for real estate that began to significantly deteriorate beginning in the latter part of 2022.

Liquidity and Capital Resources

Overview

Our primary liquidity needs include ongoing commitments to fund our lending activities and future funding obligations for our existing loan portfolio, paying dividends, repaying borrowings and funding other general business needs. Our material cash requirements from known contractual and other obligations are set forth in Note 11 - Commitment and Contingencies of our unaudited condensed consolidated financial statements included in this Report. As of March 31, 2023 and December 31, 2022, our cash and cash equivalents totaled $39.3 and $55.0 million, respectively. As of March 31, 2023 and 2022, our total liquidity includes cash and cash equivalents and our undrawn revolving credit facility, equal to $117.0 and $135.0 million, respectively.

Broadmark Realty Capital Inc.

We seek to meet our long-term liquidity requirements, such as real estate lending needs, including future construction draw commitments, primarily through our existing cash resources and return of capital from investments, including loan repayments. Additionally, we intend to use borrowings under our revolving credit facility from time to time as a cash management tool in between collecting loan repayments. We expect to opportunistically issue debt and raise capital in the public and private markets from time to time based on market conditions. As of March 31, 2023, we had $1.2 billion of total loan commitments outstanding, of which we funded $826.6 million. Of the unfunded commitments, $11.3 million relates to holdbacks that we are not required to fund as the related loans are in default.

Debt-to-Equity Ratio

The following table presents our debt-to-equity ratio, based on the amounts presented in our consolidated balance sheets included in this Report, as of the dates presented:

	March 31, 2023	December 31, 2022
Debt–to–Equity Ratio	0.107	0.105

Revolving Credit Facility

On February 19, 2021, we entered into a credit agreement with a syndicate of lenders and JPMorgan Chase Bank, N.A., as administrative agent for the lenders, providing for a $135.0 million revolving credit facility with a three-year term and bearing interest at the prime rate plus 275 basis points. As a source of backup liquidity for future draws, the availability of the revolving credit facility has enabled us to use a larger percentage of our cash balances for lending activities. In July and August 2022, we made use of our revolving credit facility, with draws of $20.0 and $25.0 million, respectively, which we repaid in full by September 30, 2022.

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

Equity Offering Program

On March 2, 2021, we entered into a distribution agreement with J.P. Morgan Securities LLC, Barclays Capital Inc., B. Riley Securities, Inc., JMP Securities LLC and Raymond James & Associates, Inc. as sales agents, to sell shares of our common stock having an aggregate gross sales price of up to $200,000,000, from time to time, through an “at-the-market” equity offering program (the “ATM Program”). We have no obligation to sell any shares under the ATM Program and sold no shares under the ATM Program during the three months ended March 31, 2023.

Stock Repurchase Program

On November 7, 2022, the Board of Directors authorized us to repurchase up to $75.0 million of our common stock (the “Stock Repurchase Program”). Repurchases may be made in open-market transactions or privately negotiated transactions, or in such other manner as deemed appropriate by us and may be made from time to time as determined by us depending on market conditions, share price, trading volume, cash needs and other business factors, in each case as permitted by securities laws and other legal requirements. We reserve the right to terminate or suspend the Stock Repurchase Program at any time, and it does not have an expiration date. During the year ended December 31, 2022, we repurchased 1,295,273 of common stock at an average price of $3.86 per share for an aggregate purchase price of $5.0 million. As of March 31, 2023, $70.0 million remained available for future repurchases pursuant to the Stock Repurchase Program, which repurchases decrease our liquidity and capital resources, when effected. The Merger Agreement restricts our ability to repurchase our stock prior to the completion of the Merger.

As a REIT, we are required to distribute annually to our stockholders at least 90% of our REIT taxable income (determined without regard to the dividends-paid deduction and excluding net capital gains), including taxable income where Broadmark Realty does not receive corresponding cash. We intend to distribute all or substantially all of our REIT taxable income in order to comply with the REIT distribution requirements of the Code and to avoid U.S. federal income tax and the non-deductible excise tax.

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

Sources and Uses of Cash

The following table sets forth changes in cash and cash equivalents for the periods indicated:

	Three Months Ended
(dollars in thousands)	March 31, 2023	March 31, 2022
Cash provided by (used in):
Operating activities	$914	$14,553
Investing activities	(2,523)	(21,828)
Financing activities	(14,032)	(28,207)
Net decrease in cash & cash equivalents	$(15,641)	$(35,482)

Broadmark Realty Capital Inc.

Comparison of Results of Cash Flows for the Three Months Ended March 31, 2023 and March 31, 2022

Net cash provided by operating activities for the three months ended March 31, 2023 and 2022 were $0.9 and $14.6 million, respectively, a decline of $13.7 million or 93.8%. Net cash provided by operating activities is driven by our net income adjusted for non-cash items and changes in operating assets and liabilities. The $13.7 million decrease in cash provided by operating activities during the 2023 period compared to the 2022 period was primarily due to (1) lower interest income in the 2023 period compared to the 2022 period, (2) merger transaction related expenses during the 2023 period and (3) an increase in net losses from real property operations during the 2023 period compared to the 2022 period, the reasons for which are discussed in more detail above in the “Comparison of Results of Operations”. The reconciliations between net income and cash provided by operating activities in the consolidated statement of cash flows include adjustments to net income for non-cash items that, while fluctuating between the 2023 period and 2022 period, have no effect on cash that was provided by operating activities.

Net cash used in investing activities was $2.5 and $21.8 million, respectively for the three months ended March 31, 2023 and 2022. The decrease in cash used in investing activities of $19.3 million was primarily due to a $22.0 million decrease in fundings for mortgage notes receivable net of principal collections during the 2023 period compared to the 2022 period.

Net cash used in financing activities was $14.0 and $28.2 million, respectively for the three months ended March 31, 2023 and 2022. The decrease in cash used in financing activities of $14.2 million was primarily due to a $14.0 million decrease in dividends paid in the 2023 period compared to the 2022 period.

Critical Accounting Policies and Estimates

The most significant accounting estimates involve a high degree of judgment or complexity. Management believes the estimates and judgments most critical to the preparation of our consolidated financial statements and to the understanding of our reported financial results include those made in connection with estimating credit losses for our mortgage notes receivable and valuation of investments in real property. Please see “Note 2 Summary of Significant Accounting Policies” included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2022, which was filed with the SEC on March 1, 2023 and amended on April 21, 2023.

Estimated Credit Losses

We measure and record expected credit losses related to our loan portfolio in accordance with the CECL standard. The CECL standard requires an entity to consider historical loss experience, current conditions, and a reasonable and supportable forecast of the economic environment. The Company utilizes a probability of default/loss given default (“PD/LGD”) method for estimating current expected credit losses. For further discussion regarding CECL, please see “Note 3 Mortgage Notes Receivable” included in the notes to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this report.

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

Foreclosed properties classified as held for sale are carried at the lower of cost or fair value and are evaluated for subsequent decreases in fair value on a quarterly basis. Any subsequent decreases in value are recorded as impairment in real property in our consolidated statements of income.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2023, we did not have any outstanding “market risk sensitive instruments,” as such term is used within the meaning of Item 305 of SEC Regulation S-K. However, we are subject to other types of business risk described below and under “Market Risks Related to Real Estate Loans” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Broadmark Realty Capital Inc.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Report. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2023, there were no changes in the Company’s internal control over financial reporting (as such terms are defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

The Company is involved in legal proceedings which arise in the ordinary course of business. It believes that the outcome of such matters, individually and in the aggregate, will not have a material adverse effect on its business, financial condition or results of operations.

Beginning on March 29, 2023, four different complaints were filed in the United States District Court for the Southern District of New York captioned O’Dell v. Broadmark Realty Capital Inc., et al., Case No. 23-cv-02640, Wang v. Broadmark Realty Capital Inc., et al., Case No. 23-cv-02717, Kirkland v. Broadmark Realty Capital Inc., et al., Case No. 23-cv-02943, and Kirsteins v. Broadmark Reality Capital Inc., et al., Case No. 23-cv-03008. The complaints, each filed as an individual action by a purported stockholder of the Company, name the Company and its directors as defendants. The complaints generally allege that the defendants violated Sections 14(a) and 20(a) of the Exchange Act with respect to the Form S-4 originally filed with the SEC in connection with the merger of the Company with and into Merger Sub, a wholly owned subsidiary of Ready Capital, with Merger Sub continuing as the surviving company and a subsidiary of Ready Capital, and seek to enjoin the Merger, as well as damages, costs and attorneys’ and experts’ fees. The Company intends to vigorously defend each of these complaints. The Company has also received correspondence from law firms claiming to represent purported stockholders, either threatening litigation or making other demands relating to the Merger, including that additional disclosures be provided. Additional lawsuits arising out of or relating to the Merger Agreement or the Merger may be filed in the future.

Broadmark Realty Capital Inc.

ITEM 1A. RISK FACTORS

Risk Factors Related to the Merger with Ready Capital Corporation

The announcement and pendency of the Merger with Ready Capital Corporation may adversely affect our business, financial condition and results of operations.

Uncertainty about the effect of the Merger on our employees and other parties may have an adverse effect on our business, financial condition, and results of operations, regardless of whether the Merger is completed. These risks to our business include the following, all of which could be exacerbated by a delay in the completion of the Merger:

•
the diversion of significant management time, attention and resources towards the completion of the Merger;
•
the impairment of our ability to attract, retain and incentivize our employees, including key personnel;
•
the potential adverse effect on operating results and business generally resulting from the Merger;
•
the inability to pursue alternative business opportunities or make appropriate changes to our business because of requirements in the Merger Agreement that we use commercially reasonable efforts to operate our business in all material respects in the ordinary course and preserve substantially intact our current business organization and existing key business relationships and that we not engage in certain kinds of transactions prior to the completion of the Merger, including certain acquisitions, divestitures and financing transactions;
•
legal proceedings relating to the Merger and the costs related thereto; and
•
the incurrence of substantial costs, fees, expenses and liabilities for professional services and other transaction costs in connection with the Merger.

The number of shares of Ready Capital common stock that our stockholders will receive for each share of Broadmark common stock in the Merger is fixed and will not be adjusted in the event of any change in either our or Ready Capital’s stock prices.

The exchange ratio is fixed in the Merger Agreement and will not be adjusted for changes in the market price of either our common stock or Ready Capital’s common stock. Stock price changes may result from a variety of factors (many of which are beyond our control), including:

•
changes in our and Ready Capital’s respective businesses, operations, assets, liabilities and prospects;
•
changes in market assessments of the business, operations, financial position and prospects of either company or the combined company;
•
market assessments of the likelihood that the Merger will be completed;
•
interest rates, general market and economic conditions and other factors generally affecting the price of our or Ready Capital’s common stock;
•
federal, state and local legislation, governmental regulation and legal developments in the businesses in which we and Ready Capital operate; and
•
other factors beyond our control, including those described under the heading “Risk Factors” in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2022.

Failure to consummate the Merger within the expected timeframe or at all could have a material adverse impact on our business, financial condition, results of operations and reputation.

The completion of the Merger is subject to the satisfaction or waiver of a number of conditions, including:

•
the approval of the Merger and the other transactions contemplated by the Merger Agreement by the affirmative vote of the holders of shares of our common stock entitled to cast a majority of all the votes entitled to be cast on the matter;
•
the approval of the issuance of Ready Capital’s common stock in connection with the Merger, pursuant to the Merger Agreement, by the affirmative vote of a majority of the votes cast on the matter by holders of outstanding shares of Ready Capital’s common stock; and
•
other customary closing conditions.

We cannot provide any assurances that these conditions will be satisfied in a timely manner or at all or that the Merger will occur.

Broadmark Realty Capital Inc.

The Merger Agreement also contains certain termination rights for both us and Ready Capital and, in certain specified circumstances upon such termination, we would be required to pay Ready Capital a termination fee of $15.760 million or an expense amount equal to $5.0 million. If we are required to make a payment of the termination fee or expense amount, doing so may materially adversely affect our business, financial condition, and results of operations.

We cannot provide any assurances that a remedy will be available to us in the event of a breach of the Merger Agreement by Ready Capital. Further, any disruptions to our business resulting from the announcement and pendency of the Merger could continue or accelerate in the event of a failed transaction. Also, we have incurred, and will continue to incur, substantial costs, expenses, and fees for professional services and other transaction costs in connection with the Merger, for which we will have received little or no benefit if the Merger is not completed. Many of these fees and costs will be payable by us even if the Merger is not completed and may relate to activities that we would not have undertaken other than to complete the Merger.

If the Merger closes, the combined company will face various additional risks.

If the Merger closes, the combined company will face various additional risks, including, among others:

•
the combined company is expected to incur substantial expenses related and unrelated to the Merger;
•
following the Merger, the combined company may be unable to integrate Ready Capital’s business and our business successfully and realize the anticipated synergies and other expected benefits of the Merger on the anticipated timeframe or at all;
•
following the Merger, the combined company may be unable to implement its future plans;
•
following the Merger, the combined company may be unable to retain key employees;
•
the risks associated with Ready Capital’s business could impact the value ultimately received by our stockholders;
•
the combined company will have a significant amount of indebtedness and may need to incur more in the future; and
•
the future results of the combined company will suffer if the combined company does not effectively manage its expanded operations following the Merger.

Broadmark Realty Capital Inc.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

2.1

Agreement and Plan of Merger, dated February 26, 2023, by and among Broadmark Realty Capital Inc., Ready Capital Corporation and RCC Merger Sub, LLC (incorporated by reference to Exhibit 2.1 to Broadmark Realty’s Form 8-K (File No. 001-39134), filed with the SEC on February 28, 2023)

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

BROADMARK REALTY CAPITAL INC.

Date: May 9, 2023	By:	/s/ Jeffrey Pyatt
	Name:	Jeffrey Pyatt
	Title:	Interim Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2023	By:	/s/ Jonathan R. Hermes
	Name:	Jonathan R. Hermes
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)